Form 10-Q
period 1995-09-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1995-11-13
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1995

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ________________ to ________________

Commission file number 1-4125

NORTHERN INDIANA PUBLIC SERVICE COMPANY
(Exact name of registrant as specified in its charter)


                   Indiana                       35-0552990
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)        Identification No.)


        5265 Hohman Avenue, Hammond, Indiana            46320-1775
        (Address of principal executive offices)        (Zip Code)


        Registrant's telephone number, including area code: (219) 853-5200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes    X      No
                           --------    --------

        As of October 31, 1995, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Part I.  FINANCIAL INFORMATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
Northern Indiana Public Service Company:

        We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of September 30, 1995, and December 31, 1994, and the related consolidated statements of income, retained earnings and cash flows for the three, nine, and twelve month periods ended September 30, 1995, and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of September 30, 1995, and December 31, 1994, and the results of their operations and their cash flows for the three, nine, and twelve month periods ended September 30, 1995, and 1994, in conformity with generally accepted accounting principles.

        As discussed in Notes 6 and 8 to the consolidated financial statements, effective January 1, 1993, Northern Indiana Public Service Company and subsidiaries changed their methods of accounting for income taxes and postretirement benefits other than pensions.


                                                 Arthur Andersen LLP

Chicago, Illinois
November 6, 1995

CONSOLIDATED BALANCE SHEET

                                           September 30,  December 31,
ASSETS                                          1995          1994
                                            ============   ===========
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $185,128 AND $201,898, RESPECTIVELY)
 (NOTE 2):
  Electric                                  $ 3,918,221    $ 3,858,118
  Gas                                         1,132,833      1,107,075
  Common                                        338,467        316,120
                                            -----------    -----------
                                              5,389,521      5,281,313

    Less - Accumulated provision for
     depreciation and amortization            2,289,288      2,162,828
                                            -----------    -----------
      Total Utility Plant                     3,100,233      3,118,485
                                            -----------    -----------

OTHER PROPERTY AND INVESTMENTS                    9,150         10,155
                                            -----------    -----------
CURRENT ASSETS:
 Cash and cash equivalents                        7,776         20,994
 Accounts receivable, less reserve of
  $5,886 and $3,955, respectively (Note 2)       54,367         80,977
 Fuel adjustment clause (Note 2)                  8,683          1,614
 Gas cost adjustment clause (Note 2)                  0         27,844
 Materials and supplies, at average cost         64,426         63,835
 Electric production fuel, at average cost       16,803         18,347
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                        63,431         72,462
 Prepayments and other                           16,621         10,169
                                            -----------    -----------
      Total Current Assets                      232,107        296,242
                                            -----------    -----------

OTHER ASSETS:
 Regulatory assets (Note 2)                     202,872        194,809
 Deferred charges and other noncurrent
  assets                                          5,010          4,620
                                            -----------    -----------
      Total Other Assets                        207,882        199,429
                                            -----------    -----------
                                            $ 3,549,372    $ 3,624,311
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET
                                            September 30,  December 31,
CAPITALIZATION AND LIABILITIES                 1995           1994
                                            ============   ===========
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized
   75,000,000 shares, issued and
    outstanding
   73,282,258 shares (Note 14)              $   859,488    $   859,488
 Additional paid-in capital                      12,492         11,903
 Retained earnings (see accompanying
  statement) (Note 13)                          139,534        145,289
                                            -----------    -----------
 Common shareholders' equity                  1,011,514      1,016,680
 Cumulative preferred stocks (Note 10) -
   Series without mandatory redemption
    provisions (Note 11)                         81,525         86,389
   Series with mandatory redemption
    provisions (Note 12)                         64,207         66,057
 Long-term debt excluding amounts due
  within one year (Note 15)                   1,059,352      1,065,351
                                            -----------    -----------
      Total Capitalization                    2,216,598      2,234,477
                                            -----------    -----------

CURRENT LIABILITIES:
 Obligations due within one year -
   Commercial paper                              42,300        156,500
   First mortgage bonds -
    Series N, 4-5/8% - due May 15, 1995               0         22,436
   Medium-term notes -
    Issued at interest rates of 6.19% and
     6.25% with a weighted average interest
     rate of 6.21% and maturities of
     July 25, 1996 and July 26, 1996             80,000              0
   Notes payable -
    Issued at interest rates between 5.83%
     and 5.96% with a weighted average
     interest rate of 5.86% and various
     maturities between October 4, 1995 and
     November 1, 1995                            64,400         92,700
                                            -----------    -----------
                                                186,700        271,636
                                            -----------    -----------

 OTHER CURRENT LIABILITIES -
  Accounts payable                              101,541        142,018
  Sinking funds due within one year
   (Notes 12 and 15)                              2,621          2,578
  Dividends declared on common and
   preferred stocks                              49,868         44,758
  Customer deposits                               9,327          8,678
  Taxes accrued                                  49,152         48,806
  Gas cost adjustment clause (Note 2)            25,170              0
  Interest accrued                               18,180         10,043
  Accrued employment costs                       40,873         43,260
  Other accruals                                 37,563          9,674
                                            -----------    -----------
                                                334,295        309,815
                                            -----------    -----------
      Total Current Liabilities                 520,995        581,451
                                            -----------    -----------

OTHER:
 Deferred income taxes (Note 6)                 577,000        575,841
 Deferred investment tax credits, being
  amortized over life of related property
   (Note 6)                                     116,245        121,822
 Deferred credits                                36,993         41,758
 Accrued liability for postretirement
  benefits (Note 8)                              65,870         47,718
 Regulatory income tax liability (Note 6)         9,384         14,625
 Other noncurrent liabilities                     6,287          6,619
                                            -----------    -----------
      Total Other                               811,779        808,383
                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 4, 5, 17 and 18)

                                            $ 3,549,372    $ 3,624,311
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED STATEMENT OF INCOME

                                  Three Months             Nine Months
                              Ended September 30,      Ended September 30,
                            ----------------------   ----------------------
                               1995        1994         1995        1994
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4 and 20)
  Gas                       $   66,411  $   64,432   $  433,152  $  446,045
  Electric                     296,731     262,803      780,222     755,142
                            ----------  ----------   ----------  ----------
                               363,142     327,235    1,213,374   1,201,187
                            ----------  ----------   ----------  ----------

Cost of Energy: (Note 2)
 Gas costs                      34,996      33,329      253,047     262,931
 Fuel for electric
  generation                    69,612      62,140      179,309     184,938
 Power purchased                13,126       9,143       35,259      27,985
                            ----------  ----------   ----------  ----------
                               117,734     104,612      467,615     475,854
                            ----------  ----------   ----------  ----------

Operating Margin               245,408     222,623      745,759     725,333
                            ----------  ----------   ----------  ----------

Operating Expenses and
 Taxes (except income):
  Operation                     71,007      67,548      206,090     208,479
  Maintenance (Note 2)          18,551      18,662       57,925      59,190
  Depreciation and
   amortization (Note 2)        49,958      47,900      147,366     142,692
  Taxes (except income)         17,117      16,540       53,704      53,100
                            ----------  ----------   ----------  ----------
                               156,633     150,650      465,085     463,461
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes           88,775      71,973      280,674     261,872
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 6)                       24,946      19,308       80,271      71,955
                            ----------  ----------   ----------  ----------

Operating Income                63,829      52,665      200,403     189,917
                            ----------  ----------   ----------  ----------

Other Income (Deductions)
 (Note 2)                         (956)       (495)      (2,534)     (1,096)
                            ----------  ----------   ----------  ----------
Income Before Interest
 and Other Charges              62,873      52,170      197,869     188,821
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     18,127      16,731       54,205      53,873
 Other interest                  1,463       2,639        5,848       6,451
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (436)     (1,103)      (3,513)     (2,625)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,078         948        3,038       2,624
                            ----------  ----------   ----------  ----------
                                20,232      19,215       59,578      60,323
                            ----------  ----------   ----------  ----------

Net Income                      42,641      32,955      138,291     128,498

Dividend requirements on
 preferred shares                2,231       2,520        6,821       7,616
                            ----------  ----------   ----------  ----------

Balance available
 for common shares          $   40,410  $   30,435   $  131,470  $  120,882
                            ==========  ==========   ==========  ==========

Dividends declared          $   48,500  $   42,042   $  137,225  $  125,565
                            ==========  ==========   ==========  ==========


                                 Twelve Months
                              Ended September 30,
                            ----------------------
                               1995        1994
                            ==========  ==========
                            (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4 and 20)
  Gas                       $  606,610  $  656,859
  Electric                   1,019,572     989,110
                            ----------  ----------
                             1,626,182   1,645,969
                            ----------  ----------

Cost of Energy: (Note 2)
 Gas costs                     355,927     387,871
 Fuel for electric
  generation                   241,505     246,177
 Power purchased                39,777      33,221
                            ----------  ----------
                               637,209     667,269
                            ----------  ----------

Operating Margin               988,973     978,700
                            ----------  ----------

Operating Expenses and
 Taxes (except income):
  Operation                    273,125     275,973
  Maintenance (Note 2)          77,607      82,384
  Depreciation and
   amortization (Note 2)       196,100     190,094
  Taxes (except income)         71,021      69,997
                            ----------  ----------
                               617,853     618,448
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          371,120     360,252
                            ----------  ----------
Utility Income Taxes
 (Note 6)                      104,573      97,930
                            ----------  ----------

Operating Income               266,547     262,322
                            ----------  ----------

Other Income (Deductions)
 (Note 2)                        2,288      (1,070)
                            ----------  ----------
Income Before Interest
 and Other Charges             268,835     261,252
                            ----------  ----------

Interest and Other Charges:
 Interest on long-term debt     71,103      73,357
 Other interest                  8,947       7,710
 Allowance for borrowed
  funds used during
  construction and carrying
 charges (Note 2)              (4,922)     (2,675)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,011       3,450
                            ----------  ----------
                                79,139      81,842
                            ----------  ----------

Net Income                     189,696     179,410

Dividend requirements on
 preferred shares                9,118      10,189
                            ----------  ----------
Balance available for
 common shares              $  180,578  $  169,221
                            ==========  ==========

Dividends declared          $  180,475  $  171,845
                            ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                   Three Months          Nine Months          Twelve Months
               Ended September 30,   Ended September 30,   Ended September 30,
                  1995      1994        1995      1994        1995     1994
               ========= =========   ========= =========   ========= =========
                                   (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD        $ 147,624 $ 151,038   $ 145,289 $ 144,114   $ 139,431 $ 142,056

ADD:
 Net income       42,641    32,955     138,291   128,498     189,696   179,410
               --------- ---------   --------- ---------   --------- ---------
                 190,265   183,993     283,580   272,612     329,127   321,466
               --------- ---------   --------- ---------   --------- ---------

LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series     223       225         669       674         893       898
   4-1/2% series      90        90         270       270         360       360
   4.22%  series     113       113         337       337         448       448
   4.88%  series     122       122         366       366         488       488
   7.44%  series      77        77         233       233         312       312
   7.50%  series      65        65         196       196         261       261
   8.85%  series     221       249         682       765         931     1,042
   7-3/4% series     113       124         339       372         459       502
   8.35%  series     150       159         472       510         634       685
   6.50%  series     699       699       2,096     2,096       2,795     2,795

   Adjustable
    Rate,
    series A         358       597       1,161     1,797       1,537     2,398

  Common shares   48,500    42,042     137,225   125,565     180,475   171,845

 Capital stock
  expense              0         0           0         0           0         1
               --------- ---------   --------- ---------   --------- ---------
                  50,731    44,562     144,046   133,181     189,593   182,035
               --------- ---------   --------- ---------   --------- ---------

BALANCE AT END
 OF PERIOD     $ 139,534 $ 139,431   $ 139,534 $ 139,431   $ 139,534 $ 139,431
               ========= =========   ========= =========   ========= =========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS

                             Three Months               Nine Months
                          Ended September 30,        Ended September 30,
                       ------------------------   ------------------------
                           1995         1994          1995         1994
                       ===========  ===========   ===========  ===========
                                      (Dollars in thousands)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income           $    42,641  $    32,955   $   138,291  $   128,498

ADJUSTMENTS TO
 RECONCILE NET INCOME
 TO NET CASH:
  Depreciation and
   amortization             49,958       47,900       147,366      142,692
  Deferred federal and
   state operating
   income taxes, net         4,199        7,514       (17,916)      (7,965)
  Deferred investment
   tax credits, net         (1,860)      (1,846)       (5,578)      (4,644)
  Change in certain
   assets and
   liabilities  -
    Accounts
     receivable, net         6,375       30,343        26,610       56,288
    Electric
     production fuel         2,915        2,244         1,544          936
    Materials and
     supplies                1,203         (518)         (591)        (612)
    Natural gas in
     storage               (28,829)     (38,879)        9,031      (24,539)
    Accounts payable        (1,142)      (4,954)      (40,477)     (41,659)
    Taxes accrued          (18,497)     (22,452)       14,218      (43,510)
    Fuel adjustment
     clause                 (5,763)       2,445        (7,069)       1,552
    Gas cost
     adjustment
     clause                 (3,518)      (3,642)       53,014       55,505
    Accrued employment
     costs                     767        2,363        (2,387)         303
    Other accruals            (388)      (1,171)       27,889         (439)
  Other, net                11,230        7,965        13,626        9,965
                       -----------  -----------   -----------  -----------
       Net cash
        provided by
        operating
        activities          59,291       60,267       357,571      272,371
                       -----------  -----------   -----------  -----------
CASH FLOWS PROVIDED BY
 (USED IN) INVESTING
 ACTIVITIES:
  Construction
   expenditures            (35,965)     (54,003)     (131,205)    (151,400)
  Other, net                 2,162            0         1,460          153
                       -----------  -----------   -----------  -----------

       Net cash used
        in investing
        activities         (33,803)     (54,003)     (129,745)    (151,247)
                       -----------  -----------   -----------  -----------


CASH FLOWS PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES:
  Issuance of
   long-term debt               0       187,207       168,386      207,602
  Issuance of
   short-term debt         64,400       295,125       451,100      741,977
  Net change in
   commercial paper        42,300        19,300      (114,200)     100,305
  Retirement of
   long-term debt         (97,298)      (67,546)     (119,744)    (258,013)
  Retirement of
   short-term debt              0      (397,026)     (479,400)    (769,927)
  Retirement of
   preferred stock         (1,008)         (891)       (6,339)      (2,050)
  Cash dividends paid
   on common shares       (43,975)      (41,808)     (131,160)    (129,803)
  Cash dividends paid
   on preferred
   shares                  (3,013)       (2,521)       (9,264)      (7,616)
  Other, net                  254             0          (423)           0
                       ----------   -----------   -----------  -----------

        Net cash used
         in financing
         activities       (38,340)       (8,160)     (241,044)    (117,525)
                       ----------   -----------   -----------  -----------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS              (12,852)       (1,896)      (13,218)       3,599

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD       20,628        10,674        20,994        5,179
                       ----------   -----------   -----------  -----------

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD              $   7,776   $     8,778   $     7,776  $     8,778
                       ==========   ===========   ===========  ===========


                             Twelve Months
                          Ended September 30,
                       ------------------------
                          1995          1994
                       ==========   ===========
                        (Dollars in thousands)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income           $  189,696   $   179,410

ADJUSTMENTS TO
 RECONCILE NET INCOME
 TO NET CASH:
  Depreciation and
   amortization           196,100       190,094
  Deferred federal and
   state operating
   income taxes, net      (21,419)        5,941
  Deferred investment
   tax credits, net        (7,350)       (6,485)
  Change in certain
   assets and
   liabilities* -
    Accounts
     receivable, net      (11,432)       (5,334)
    Electric
     production fuel        3,794         4,137
    Materials and
     supplies               1,330         1,066
    Natural gas in
     storage               17,911       (15,636)
    Accounts payable      (27,934)       15,648
    Taxes accrued          40,983       (31,284)
    Fuel adjustment
     clause                (3,795)       (2,565)
    Gas cost
     adjustment
     clause                 5,230        43,437
    Accrued employment
     costs                    492        (2,336)
    Other accruals         25,146         1,610
  Other, net               30,858       (21,806)
                       ----------   -----------
       Net cash
        provided by
        operating
        activities        439,610       355,897
                       ----------   -----------


CASH FLOWS PROVIDED BY
 (USED IN) INVESTING
 ACTIVITIES:
  Construction
   expenditures          (176,659)     (214,701)
  Other, net                7,007          (248)
                       ----------   -----------

       Net cash used
        in investing
        activities       (169,652)     (214,949)
                       ----------   -----------

CASH FLOWS PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES:
  Issuance of
   long-term debt         169,668       207,602
  Issuance of
   short-term debt        692,050       915,729
  Net change in
   commercial paper       (85,900)      113,500
  Retirement of
   long-term debt         (71,977)     (308,434)
  Retirement of
   short-term debt       (774,700)     (881,680)
  Retirement of
   preferred stock        (14,643)       (2,580)
  Cash dividends paid
   on common shares      (173,202)     (172,338)
  Cash dividends paid
   on preferred
   shares                 (11,833)      (10,201)
  Other, net                 (423)            0
                       ----------   -----------

        Net cash used
         in financing
         activities      (270,960)     (138,402)
                       ----------   -----------

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS               (1,002)        2,546

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD        8,778         6,232
                       ----------   -----------

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD              $   7,776   $     8,778
                       ==========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NIPSCO Industries, Inc. (Industries) was incorporated in Indiana on September 22, 1987, and became the parent of Northern Indiana Public Service Company (Northern Indiana) on March 3, 1988. Northern Indiana is a public utility operating company supplying electricity and gas to the public in the northern third of Indiana.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Northern Indiana and its two subsidiaries, Shore Line Shops, Inc. and NIPSCO Exploration Company, Inc. All significant intercompany items have been eliminated in consolidation. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

      OPERATING REVENUES. Revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis.

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions as a percentage of the cost of depreciable utility plant were approximately 4.0%, 4.1% and 4.1%, for the three, nine, and twelve month periods ended September 30, 1995, respectively, and 4.0% for the three, nine, and twelve month periods ended September 30, 1994. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

      Northern Indiana follows the practice of charging maintenance and repairs, including the cost of renewals of minor items of property, to maintenance expense accounts, except for repairs of transportation and service equipment which are charged to clearing accounts and redistributed to operating expense and other accounts. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

      COAL RESERVES. Northern Indiana has a long-term mining contract to mine its coal reserves through the year 2001. The costs of these reserves are being recovered through the rate making process as such coal reserves are used to produce electricity.

      POWER PURCHASED. Power purchases and net interchange power with other electric utilities under interconnection agreements are included in Cost of Energy under the caption "Power purchased."

      ACCOUNTS RECEIVABLE. At September 30, 1995, Northern Indiana had sold $100 million of certain of its accounts receivable under a sales agreement which expires May 31, 1997. The September 30, 1995, and December 31, 1994, accounts receivable balances include approximately $8.6 million due from Industries.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                    Three Months          Nine Months  Twelve Months
                 Ended September 30,  Ended September 30,  Ended September 30,
                 ------------------   ------------------   ------------------
                   1995      1994       1995      1994       1995      1994
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Income taxes     $ 30,500  $ 25,300   $ 78,807  $ 89,874   $105,723  $108,550

Interest, net of
 amounts
 capitalized     $ 13,549  $ 11,312   $ 49,661  $ 54,631   $ 72,013  $ 81,746



      FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the Indiana Utility Regulatory Commission (Commission) applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under or overrecovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. Northern Indiana records any under or overrecovery as a current asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period.

      GAS COST ADJUSTMENT CLAUSE. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage and storage transportation charges. Northern Indiana records any under or overrecovery as a current asset or current liability until such time as it is billed or refunded to its customers. The gas cost adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. If the statutory requirement relating to the level of return is satisfied, any under or overrecovery caused by variances between estimated and actual cost in a given three or six month period will be included in a future filing. See Note 4, Rate Matters (Take-or-Pay Pipeline Gas Costs) and (FERC Order No. 636) for a discussion of take-or-pay charges and gas transition cost charges.

      NATURAL GAS IN STORAGE. Based on the average cost of gas purchased in September, 1995, and December, 1994, the estimated replacement cost of gas in storage (current and non-current) at September 30, 1995, and December 31, 1994, exceeded the stated LIFO cost by approximately $22 million and $38 million, respectively.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commission and the Federal Energy Regulatory Commission
(FERC). Accordingly, Northern Indiana's accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." The regulatory assets below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate making process. Regulatory assets were comprised of the following items, and were reflected in the Consolidated Balance Sheet as follows:


                                                September 30,  December 31,
                                                    1995            1994
                                                ============   =============
                                                    (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 15)                                 $     54,220   $      53,792
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation  (See below)               76,035          79,198
Bailly scrubber carrying charges and
 deferred depreciation (See below)                    10,717           7,864
Deferral of SFAS No. 106 expense not
 recovered (Note 8)                                   57,517          43,772
FERC Order No. 636
 transition costs (Note 4)                            28,888          56,153
                                                ------------   -------------
                                                     227,377         240,779
                                                ------------   -------------
Less: Current portion of regulatory assets            24,505          45,970
                                                ------------   -------------
                                                $    202,872   $     194,809
                                                ============   =============


      In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement imposes stricter criteria for retention of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Northern Indiana anticipates adopting this standard on January 1, 1996, and does not expect that adoption will have a material impact on its financial position or results of operations based on the current regulatory structure in which Northern Indiana operates.

      CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of R. M. Schahfer Units 17 and 18, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the Commission until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

      Northern Indiana began capitalizing carrying charges and deferring depreciation and certain operating expenses relating to its scrubber service agreement upon completion of the flue gas desulfurization plant in June, 1992, at Northern Indiana's Bailly Generating Station in accordance with an order of the Commission. Capitalization of carrying charges and deferral of depreciation and certain operating expenses will continue until December 31, 1995. Thereafter, the accumulated balance of the deferred costs and related carrying charges will be amortized over the remaining life of the scrubber service agreement.

      ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION. Allowance for funds used during construction (AFUDC) is charged to construction work in progress during the period of construction and represents the net cost of borrowed funds used for construction purposes and a reasonable rate upon other (equity) funds. Under established regulatory rate practices, after the construction project is placed in service, Northern Indiana is permitted to include in the rates charged for utility services (a) a fair return on and (b) depreciation of such AFUDC included in plant in service.

      At January 1, 1993, a pretax rate of 3.7% for all construction was being used; effective January 1, 1994, the rate increased to 5.0% and effective January 1, 1995, the rate increased to 7.0%.


      INCOME TAXES. Deferred income taxes are recognized as costs in the rate making process by the commissions having jurisdiction over the rates charged by Northern Indiana. Deferred income taxes are provided as a result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. These taxes are reversed by a debit or credit to deferred income tax expense as the temporary differences reverse. Investment tax credits have been deferred and are being amortized to income over the life of the related property.

(3)   PENDING TAX MATTER:  On  August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been subject to United States tax withholding. Northern Indiana estimates this claim to be approximately $49 million of principal and interest at September 30, 1995. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana filed its petition challenging the assessment in the United States Tax Court (Tax Court). The matter was tried on May 31 and June 1, 1994, and briefing was completed September 30, 1994. On November 6, 1995, the Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. While it is uncertain whether the IRS will appeal the Tax Court's decision, Northern Indiana's management and general counsel believe the ruling of the Tax Court will ultimately prevail.

(4)   RATE MATTERS:

      TAKE-OR-PAY PIPELINE GAS COSTS. The FERC has allowed certain interstate pipeline suppliers to pass on to their customers a portion of costs for contracted gas not purchased (take-or-pay), contract reformation and associated interest charges through direct billing to their customers, including Northern Indiana.

      Northern Indiana records take-or-pay costs as they are billed by the respective pipeline, and in an order dated September 28, 1988, the Commission allowed Northern Indiana to recover these additional gas costs on a volumetric basis from all customers, including transport customers. Northern Indiana has recovered approximately $187.0 million of take-or-pay costs and interest from its customers through September 30, 1995. As of September 30, 1995, an additional $4.0 million was scheduled to be billed to Northern Indiana and recovered from customers over a period of one to four years.

      FERC ORDER NO. 636.   On April 8, 1992, the FERC issued Order No. 636
which required interstate pipelines to restructure their services. Under the Order, existing pipeline sales services have been "unbundled" such that gas supplies are being sold separately from interstate transportation services. Northern Indiana's interstate pipeline suppliers have filed new tariffs with the FERC to implement Order No. 636, and Northern Indiana has contracted for a mix of transportation and storage services which will allow Northern Indiana to meet the needs of its customers. Customers of the pipelines, such as Northern Indiana, are expected to benefit from enhanced access to competitively priced gas supplies as well as from more flexible transportation services. Pipelines are seeking to recover from their customers certain transition costs associated with restructuring under the Order No. 636 regulation. Any such recovery is subject to established review procedures at the FERC. Also, mandated changes in pipeline rate design could increase the cost of firm transportation service on interstate pipelines. All interstate pipelines are now operating under Order No. 636 regulation.

      Northern Indiana's pipeline suppliers have made certain filings with the FERC for the collection of their respective transition costs. Northern Indiana expects that the total transition costs from all suppliers will approximate $137 million. However, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $76 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. On November 2, 1994, the Commission issued an order which approved the recovery of these FERC-allowed transition costs on a volumetric basis from Northern Indiana's sales and transportation customers (which is consistent with what the Commission authorized for the recovery of take-or-pay pipeline gas costs). Certain industrial customers appealed the November 2, 1994, order to the Indiana Court of Appeals. On May 25, 1995, the Court granted Northern Indiana's motion to dismiss the appeal for want of subject matter jurisdiction. On June 23, 1995, the transportation customers filed a petition for rehearing and reconsideration of the Court's order. On July 27, 1995, the Court denied the transportation customers' petition. On August 24, 1995, the transportation customers filed a Petition for Transfer with the Indiana Supreme Court seeking review of the Indiana Court of Appeals' decision. Northern Indiana filed a brief opposing the transportation customers' petition and the matter is pending Indiana Supreme Court decision. Regulatory assets, in amounts corresponding to the costs recorded, have been recorded to reflect the ultimate recovery of these costs.

(5) ENVIRONMENTAL MATTERS: Because of major investments made in modern environmental control facilities and the use of low sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in acid deposition provisions of the Clean Air Act Amendments of 1990 (CAAA). Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

      The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana is evaluating a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but Northern Indiana believes that any such mandated costs would be recoverable through the rate making process.

      Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action.

      Northern Indiana has received notices from the Environmental Protection Agency (EPA) that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and the Superfund Amendment and Reauthorization Act (SARA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA and SARA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the sites and avoid the imposition of fines or added costs. While all of the remedial costs at these sites are not determinable, Northern Indiana's analysis indicates its share of such costs with other PRPs should not have a significant impact on its financial position or the results of future operations.

      Northern Indiana has instituted a program to investigate former manufactured gas plants where it is the current or former owner. Northern Indiana has identified twenty-three of these sites and made visual inspections of these sites. Northern Indiana has conducted initial samplings at ten sites. Follow-up investigations have been conducted at four sites and potential remedial measures are being evaluated. Northern Indiana will continue its program to assess sites. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management (IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP will be to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

      Northern Indiana was notified by the IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

      Northern Indiana has met with various companies who provided insurance coverage which Northern Indiana believe covers costs related to actions taken at former manufactured gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured gas plant sites.

      The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties.

(6) INCOME TAXES: Effective January 1, 1993, Northern Indiana adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities.

      To implement SFAS No. 109, certain adjustments were made to deferred income taxes. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the Consolidated Balance Sheet. These adjustments include the amounts reflecting Northern Indiana's obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal tax rate which are currently being credited to ratepayers using the average rate assumption method required by the Tax Reform Act of 1986 and the Commission. The Consolidated Balance Sheet at September 30, 1995, and December 31, 1994, reflects a net regulatory income tax liability of $9.4 million and $14.6 million, respectively. The net regulatory income tax liability is derived from regulatory assets primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate making process, and regulatory liabilities primarily attributable to deferred taxes provided at rates in excess of the current statutory rate, as discussed above, and unamortized deferred investment tax credits.

    Northern Indiana joins in the filing of consolidated tax returns with Industries and currently pays to Industries its separate return tax liability as defined in the Tax Sharing Agreement between Industries and its subsidiaries.

    The components of the net deferred income tax liability at September 30, 1995, and December 31, 1994, are as follows:

                                          September 30, December 31,
                                               1995         1994
                                          ============  ===========
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $   694,417   $   684,887
 AFUDC-equity                                  40,704        42,447
 Adjustment clauses                                 0        11,173
 Take-or-pay gas costs                          1,212         1,687
 Other regulatory assets                       25,078        22,062
 Reacquisition premium on debt                 20,565        20,401

Deferred tax assets -
 Deferred investment tax credits              (44,086)      (46,201)
 Removal costs                               (114,446)     (105,671)
 Adjustment clauses                            (6,254)            0
 FERC Order No. 636 transition costs           (3,262)       (5,461)
 Other postretirement benefits                (29,010)      (22,253)
 Regulatory income tax liability               (3,559)       (5,547)
 Other, net                                   (18,459)      (21,911)
                                          -----------   -----------
                                              562,900       575,613
Less: Deferred income taxes related to
 current assets and liabilities               (14,100)         (228)
                                          -----------   -----------
Deferred income taxes - noncurrent        $   577,000   $   575,841
                                          ===========   ===========


      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1995       1994        1995       1994
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  19,616  $  11,705   $  90,453  $  73,346
 State                                2,991      1,935      13,312     11,218
                                  ---------  ---------   ---------  ---------
                                     22,607     13,640     103,765     84,564
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal and State -
 Accelerated depreciation and
  other property differences          2,012      3,277       6,036      9,832
 Removal costs                       (2,851)    (2,808)     (8,553)    (8,425)
 Adjustment clauses                   8,239        458      (2,932)   (21,003)
 FERC Order No. 636
  transition costs                   (2,211)     3,718     (10,486)    11,873
 Take-or-pay gas costs                 (158)      (363)       (477)    (1,833)
 Reacquisition premium on debt         (313)     1,382        (940)     2,451
 Other                                 (519)     1,850        (564)      (860)
                                  ---------  ---------   ---------  ---------
                                      4,199      7,514     (17,916)    (7,965)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,860)    (1,846)     (5,578)    (4,644)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             24,946     19,308      80,271     71,955

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (656)      (292)     (2,565)      (202)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  24,290   $ 19,016   $  77,706  $  71,753
                                  =========  =========   =========  =========


                                     Twelve Months
                                   Ended September 30,
                                  --------------------
                                     1995       1994
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $ 116,109  $  85,156
 State                               17,233     13,318
                                  ---------  ---------
                                    133,342     98,474
                                  ---------  ---------
Deferred income taxes, net -
 Federal and State -
 Accelerated depreciation and
  other property differences          4,485     13,374
 Removal costs                      (12,221)    (9,234)
 Adjustment clauses                    (722)   (14,845)
 FERC Order No. 636
  transition costs                  (10,966)    11,873
 Take-or-pay gas costs                 (308)      (326)
 Reacquisition premium on debt         (779)     2,503
 Other                                 (908)     2,596
                                  ---------  ---------
                                    (21,419)     5,941
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,350)    (6,485)
                                  ---------  ---------
  Total utility operating income
   taxes                            104,573     97,930

Income tax applicable to non-
 operating activities and income
 of subsidiaries                    (12,654)      (172)
                                  ---------  ---------
  Total income taxes              $  91,919  $  97,758
                                  =========  =========


      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                    1995       1994        1995       1994
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net Income                        $  42,641  $  32,955   $ 138,291  $ 128,498
Add-Income taxes                     24,290     19,016      77,706     71,753
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $  66,931  $  51,971   $ 215,997  $ 200,251
                                  =========  =========   =========  =========
Amount derived by multiplying
 pretax income by the statutory
 rate                             $  23,426  $  18,190   $  75,599  $  70,088

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   1,005        967       3,014      2,902
  Amortization of deferred
   investment tax credits            (1,860)    (1,846)     (5,578)    (5,610)
  State income taxes, net of
   federal income tax benefit         2,269      1,845       7,218      6,755
  Fair market value of property
   donated in excess of book value        0          0           0          0
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,360)    (1,298)     (4,079)    (3,895)
  Other, net                            810      1,158       1,532      1,513
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  24,290  $  19,016   $  77,706  $  71,753
                                  =========  =========   =========  =========


                                     Twelve Months
                                   Ended September 30,
                                  --------------------
                                     1995       1994
                                  =========  =========
                                 (Dollars in thousands)

Net Income                        $ 189,696  $ 179,410
Add-Income taxes                     91,919     97,758
                                  ---------  ---------
Net income before income taxes    $ 281,615  $ 277,168
                                  =========  =========
Amount derived by multiplying
 pretax income by the statutory
 rate                             $  98,565  $  97,073

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   4,156      3,875
  Amortization of deferred
   investment tax credits            (7,351)    (7,451)
  State income taxes, net of
   federal income tax benefit         9,478      9,241
  Fair market value of property
   donated in excess of book value   (7,753)         0
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (5,991)    (5,069)
  Other, net                            815         89
                                  ---------  ---------
    Total income taxes            $  91,919  $  97,758
                                  =========  =========


(7) PENSION PLANS: Industries has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The plan's funded status as of January 1, 1995, and 1994 are as follows:

                                                      1995       1994
                                                   =========   =========
                                                   (Dollars in thousands)

Vested benefit obligation                          $ 444,096   $ 473,280
Nonvested benefit                                     96,425      85,954
                                                   ---------   ---------
Accumulated benefit obligation                     $ 540,521   $ 559,234
                                                   =========   =========

Projected benefit obligation for service
 rendered to date                                  $ 605,495   $ 644,788
Plan assets at fair market value                     565,507     595,621
                                                   ---------   ---------
Projected benefit obligation in excess of plan
 assets                                               39,988      49,167
Unrecognized transition obligation at January 1,
 being recognized over 17 years                      (49,395)    (54,883)
Unrecognized prior service cost                      (28,111)    (31,101)
Unrecognized gains                                    47,147      53,723
                                                   ---------   ---------
Accrued pension costs                              $   9,629   $  16,906
                                                   =========   =========


      The accumulated benefit obligation is the present value of future pension benefit payments and is based on the plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 8.75% and 7.50% and rates of increase in compensation levels of 5.5% were used to determine the accumulated benefit obligation and projected benefit obligation at January 1, 1995, and 1994, respectively. The decrease in the accumulated benefit obligation as of January 1, 1995, is mainly caused by the increase in the discount rate to 8.75% and was partially offset by changes in other plan assumptions.

      The following items are the components of provisions for pensions for the three and nine month periods ended September 30, 1995:

                                                     Three        Nine
                                                     Months      Months
                                                   =========   =========
                                                   (Dollars in thousands)

Service costs                                      $   3,196   $   9,587
Interest costs                                        13,180      39,540
Estimated return on plan assets                      (12,737)    (38,210)
Amortization of transition obligation                  1,372       4,116
Other net amortization and deferral                      614       1,842
                                                   ---------   ---------
                                                   $   5,625   $  16,875
                                                   =========   =========


      Assumptions used in the valuation and determination of 1995 and 1994 pension expenses were as follows:

                                                     1995        1994
                                                     =====       =====

Discount rate                                        8.75%       7.50%
Rate of increase in compensation levels              5.50%       5.50%
Expected long-term rate of return on assets          9.00%       8.25%


      Plan assets are invested primarily in common stocks, bonds and notes.

      Northern Indiana recorded provisions for pension costs as follows:

                                             September 30,  September 30,
                                                 1995           1994
                                             ============   ============
                                                (Dollars in thousands)

Three months ended                           $      5,625   $      5,475
Nine months ended                            $     16,875   $     16,725
Twelve months ended                          $     20,671   $     22,403


(8) POSTRETIREMENT BENEFITS: Northern Indiana provides certain health care and life insurance benefits for retired employees. Substantially all of Northern Indiana's employees may become eligible for those benefits if they reach retirement age while working for Northern Indiana. Those and similar benefits for active employees are provided through insurance plans whose premiums are based on the benefits to active employees and retirees paid during the year. Prior to January 1, 1993, Northern Indiana recognized the cost of providing those benefits by expensing insurance premiums, which is consistent with current rate making practices.

      Effective January 1, 1993, Northern Indiana adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which establishes accounting and reporting standards for such postretirement benefits. This standard requires the accrual of the expected cost of such benefits during the employee's years of service.

      The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1995, and January 1, 1994:

                                                   January 1,  January 1,
                                                      1995        1994
                                                   ==========  ==========
                                                   (Dollars in thousands)

Retirees                                           $   94,913  $   88,034
Fully eligible active plan participants                18,796      29,006
Other active plan participants                        103,559     147,687
                                                   ----------  ----------
Accumulated postretirement benefit obligation         217,268     264,727
Unrecognized transition obligation at January 1,
 being recognized over 20 years                      (204,265)   (215,613)
Unrecognized actuarial gain (loss)                     44,905     (20,815)
                                                   ----------  ----------
Accrued liability for postretirement benefits      $   57,908  $   28,299
                                                   ==========  ==========


      A discount rate of 8.75% and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7% and a discount rate of 7.5% and a pre-Medicare medical trend rate of 12% declining to a long-term rate of 7% were used to determine the accumulated postretirement benefit obligation at January 1, 1995, and 1994, respectively.

      The transition obligation at January 1, 1993, for accumulated postretirement benefits earned and not recognized is being amortized over twenty years as allowed by SFAS No. 106.

      Net periodic postretirement benefits costs for the three, nine, and twelve month periods ended September 30, 1995, and September 30, 1994, include the following components:

                     Three Months       Nine Months        Twelve Months
                        Ended              Ended              Ended
                     September 30,      September 30,      September 30,
                   ----------------   ----------------   ----------------
                     1995     1994      1995    1994       1995     1994
                   =======  =======   =======  =======   =======  =======
                                   (Dollars in thousands)

Service costs      $ 1,376  $ 1,922   $ 4,098  $ 5,766   $ 5,953  $ 7,432

Interest costs       4,651    4,893    13,953   14,679    18,844   18,738
Amortization of
 transition
 obligation
 over 20 years       2,837    2,837     8,511    8,511    11,348   11,348
Amortization of
 unrecognize
 actuarial (gain)     (541)       0    (1,623)       0    (1,623)       0
                   -------  -------   -------  -------   -------  -------
                   $ 8,323  $ 9,652   $24,939  $28,956   $34,522  $37,518
                   =======  =======   =======  =======   =======  =======


      The net periodic postretirement benefit costs for 1995 were determined assuming an 8.75% discount rate, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1995, by approximately $32.0 million and increase the aggregate of the service and interest cost components of plan costs by approximately $1.2 million and $3.6 million for the three and nine month periods ended September 30, 1995. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates or plan changes.

      On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate making purposes and authorized the deferral, as a regulatory asset to be recovered through future revenues, of the net increase in cost until such time as the new accrual cost method may be reflected in the rate making process. The Commission stated that a deferral period of four years or less would be rebuttably presumed to be reasonable and also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were incurred at the time such costs were proposed to be recovered in the rate making process. Northern Indiana currently anticipates requesting the recovery of such costs within that period and, accordingly, is deferring as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the new standard. This conclusion could change as competitive factors influence pricing decisions.

(9) POSTEMPLOYMENT BENEFITS: Effective January 1, 1994, Northern Indiana adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires Northern Indiana to accrue the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 did not have a material impact on Northern Indiana's financial position or results of operations.

(10)  AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS:

        2,400,000 shares - Cumulative Preferred - $100 par value
        3,000,000 shares - Cumulative Preferred - no par value
        2,000,000 shares - Cumulative Preference - $50 par value (none outstanding)
        3,000,000 shares - Cumulative Preference - no par value (none issued)

      Note 11 sets forth the preferred stocks which are redeemable solely at the option of Northern Indiana, and Note 12 sets forth the preferred stocks which are subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana.

      The Preferred shareholders of Northern Indiana have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

(11) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT SEPTEMBER 30, 1995, AND DECEMBER 31, 1994 (SEE NOTE 10):

                                                                Redemption
                                                                 Price at
                                 September 30,   December 31,  September 30,
                                     1995           1994           1995
                                 ============    ===========   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series - 209,190 and
  211,266 shares outstanding,
  respectively                   $     20,919    $    21,127   $     101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000         100.00

 4.22% series -  106,198 and
  106,200 shares outstanding,
  respectively                         10,620         10,620         101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000         102.00

 7.44% series -   41,890 and
  41,900 shares outstanding,
  respectively                          4,189          4,190         101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484         101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   September 30, 1995), Series A
   (stated value $50 per share)
   481,185 and 574,285 shares
   outstanding, respectively           24,059         28,714          50.00
                                 ------------    -----------
                                 $     81,525    $    86,389
                                 ============    ===========


      During the period October 1, 1993, to September 30, 1995, there were no issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon 30 days notice at the option of Northern Indiana at the redemption prices shown.

(12) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT SEPTEMBER 30, 1995, AND DECEMBER 31, 1994 (SEE NOTE 10):

                                                  September 30,  December 31,
                                                      1995          1994
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 87,500 and 100,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year               $    8,750    $     10,000

  7-3/4% series - 55,568 shares outstanding,
   excluding sinking fund payments due within
   one year                                             5,557           5,557

  8.35% series - 69,000 and 75,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year                    6,900           7,500

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding            43,000          43,000
                                                   ----------    ------------
                                                   $   64,207    $     66,057
                                                   ==========    ============


        The redemption prices at September 30, 1995, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana are as follows:

                                                        Sinking Fund or
                                                     Mandatory Redemption
 Series  Redemption Price Per Share                       Provisions
 ======  ==========================              =============================

 Cumulative preferred stock - $100 par value -

  8.85%  $102.22, reduced periodically           12,500 shares on or before
                                                  April 1.

  8.35%  $104.18, reduced periodically           3,000 shares on or before
                                                  July 1; increasing to 6,000
                                                  shares beginning in 2004;
                                                  noncumulative option
                                                  to double amount each
                                                  year.

  7-3/4% $104.76, reduced periodically           2,777 shares on or
                                                  before December 1;
                                                  noncumulative option
                                                  to double amount each
                                                  year.


 Cumulative preferred stock - no par value -

  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


       Sinking fund requirements with respect to redeemable preferred stocks outstanding at September 30, 1995, for each of the twelve month periods subsequent to September 30, 1996, are as follows:


Twelve Months Ended September 30:*
=================================

1997                 $  1,827,700
1998                 $  1,827,700
1999                 $  1,827,700
2000                 $  1,827,700

* Table does not reflect redemptions made after September 30, 1995.


(13) COMMON SHARE DIVIDEND: Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At September 30, 1995, Northern Indiana had approximately $139.5 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(14) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, Northern Indiana's common shares are wholly-owned by Industries.

(15) LONG-TERM DEBT: At September 30, 1995, and December 31, 1994, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or cancelled was as follows:

                                                     AMOUNT OUTSTANDING
                                               -----------------------------
                                               September 30,    December 31,
                                                    1995           1994
                                               =============    ============
                                                   (Dollars in thousands)

First mortgage bonds -
 Series O, 6-3/8%, due September 1, 1997       $    25,747      $   25,747
 Series P, 6-7/8%, due October 1, 1998              14,509          14,509
 Series T, 7-1/2%, due April 1, 2002                40,500          40,543
 Series U, 8-1/8%, due July 15, 2003                     0          55,239
 Series Z, 8-1/8%, due August 15, 2007                   0          39,569
 Series NN, 7.10%, due July 1, 2017                 55,000          55,000
                                               -----------     -----------
    Total                                          135,756         230,607
                                               -----------     -----------

Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                   20,750          20,750
 Series 1988 Bonds - Jasper County -
  Series  A, B and C 3.76% weighted
  average at September 30, 1995, due
  November 1, 2016                                 130,000         130,000
 Series 1988 Bonds - Jasper County -
  Series D 3.72% weighted average at
  September 30, 1995, due November 1, 2007          24,000          24,000
 Series 1994 Bonds - Jasper County -
  Series A - 4.50% at September 30, 1995,
  due August 1, 2010                                10,000          10,000
 Series 1994 Bonds - Jasper County -
  Series B - 4.50% at September 30, 1995,
  due June 1, 2013                                  18,000          18,000
 Series 1994 Bonds - Jasper County -
  Series C - 4.50% at September 30, 1995,
  due April 1, 2019                                 41,000          41,000
                                               -----------     -----------
    Total                                          243,750         243,750
                                               -----------     -----------

Medium-term notes -
 Issued at interest rates between 5.83%
  and 7.64% with a weighted average interest
  rate of 6.82% and various maturities between
  July 25, 1997 and January 19, 2024               684,025         594,750
                                               -----------     -----------
Unamortized premium and discount
 on long-term debt, net                             (4,179)         (3,756)
                                               -----------     -----------
    Total long-term debt excluding
    amounts due in one year                    $ 1,059,352     $ 1,065,351
                                               ===========     ===========


        The sinking fund requirements of long-term debt outstanding at September 30, 1995, (including the maturity of first mortgage bonds: Series O, 6-3/8%, due September 1, 1997; and Series P, 6-7/8%, due October 1, 1998; and medium-term notes due from April 6, 1998 to June 1, 2000; for each of the twelve month periods subsequent to June 30, 1996, are as follows:


Twelve Months Ended September 30,
==================================

1997                 $ 66,997,000
1998                 $ 36,500,000
1999                 $ 16,009,000
2000                 $157,000,000


        Unamortized debt expense, premium and discount on long-term debt, applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums are being deferred and amortized.

        Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented, securing the first mortgage bonds issued by Northern Indiana, constitutes a direct first mortgage lien upon substantially all property and franchises, other than expressly excepted property, owned by Northern Indiana.

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. As of June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z aggregating $94.8 million on July 3, 1995.

        On August 25, 1994, Jasper County, Indiana issued Pollution Control Refunding Revenue Bonds, Series 1994 (Northern Indiana Public Service Company Project) (the "Series 1994 Bonds"), including $10 million of Series 1994A Bonds, due August 1, 2010; $18 million of Series 1994B Bonds, due June 1, 2013; and $41 million of Series 1994C Bonds, due April 1, 2019. The proceeds of these issuances were loaned to Northern Indiana under similar terms. The initial interest rate on Series 1994 Bonds was 3.10%, which resets daily. The proceeds of the Series 1994A and Series 1994C were used to retire on October 15, 1994, $10 million of Series MM First Mortgage Bonds, 7-1/2%, due October 15, 2004 and $41 million of Series LL First Mortgage Bonds, 7-1/2%, due October 15, 2014. The proceeds of the Series 1994B Bonds were used to retire the $18 million Series 1978 Notes, 6.70%, on August 25, 1994. The Series 1994 Bonds are secured by Letters of Credit from Union Bank of Switzerland.

(16) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998, unless extended by its terms. As of September 30, 1995, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1995, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1995, there were $64.4 million of borrowings outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1995, there were no borrowings outstanding under this facility.

        Northern Indiana uses commercial paper to fund short-term working capital requirements. As of September 30, 1995, Northern Indiana had $42.3 million in commercial paper outstanding, having a weighted average interest rate of 5.85%.

(17) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a 20-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.2 million.

        The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1995:


Twelve Months Ended September 30,
================================
   (Dollars in thousands)

1996                    $  7,262
1997                       5,389
1998                       4,111
1999                       3,161
2000                       3,055
Later years               40,017
                        --------
Total minimum
 payments required      $ 62,995
                        ========


        The consolidated financial statements include rental expense for all operating leases as follows:

                            September 30,  September 30,
                               1995           1994
                            ============   ============
                             (Dollars in thousands)

Three months ended          $      2,844   $      2,653
Nine months ended           $      7,981   $      8,067
Twelve months ended         $     10,124   $     10,542


(18) COMMITMENTS: Northern Indiana estimates that approximately $774 million will be expended for construction purposes for the period from January 1, 1995, to December 31, 1999. Substantial commitments have been made by Northern Indiana in connection with this program.

        Northern Indiana has entered into a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and Mitsubishi Heavy Industries America, Inc., under which Pure Air will provide scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at Bailly Generating Station. Services under this contract commenced on June 15, 1992, with annual charges approximating $20 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminates the agreement prior to the end of the 20-year contract period.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

        Investments: The fair value of investments are estimated based on market prices for those of similar investments.

        Long-term debt/Preferred stock: The fair value of long-term debt and preferred stock are estimated based on the quoted market prices for the same or similar issues or on the rates offered to Northern Indiana for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

        The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:

                          September 30, 1995          December 31, 1994
                       ------------------------   ------------------------
                         Carrying    Estimated      Carrying    Estimated
                          Amount     Fair Value      Amount     Fair Value
                       ===========  ===========   ===========  ===========
                                     (Dollars in thousands)

Cash and
 cash equivalents      $     7,776  $     7,776   $    20,994  $    20,994
Investments            $       646  $       646   $     1,038  $     1,038
Long-term debt
 (including current
  portion)             $ 1,140,145  $ 1,141,799   $ 1,088,537  $   998,393
Preferred stock        $   147,560  $   127,257   $   154,274  $   120,891



        Northern Indiana is subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 5% of gas revenues (including transportation services) and 23% of electric revenue for the twelve months ended September 30, 1995, as compared to 2% and 25%, respectively, for the twelve months ended September 30, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES -

        Total operating revenues for the twelve months ended September 30, 1995, decreased $19.8 million as compared to the twelve months ended September 30, 1994. Gas revenues decreased $50.2 million and electric revenues increased $30.4 million.

        The decrease in gas revenues was largely attributable to decreased sales to residential and commercial customers due to milder weather, decreased gas costs partially offset by increased gas transition charges and deliveries of gas transported for others. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over Northern Indiana's system. Northern Indiana had approximately 632,100 gas customers at September 30, 1995.

        The increase in electric revenues for the twelve months ended September 30, 1995, was mainly due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, and increased sales to industrial and wholesale customers, and was partially offset by decreased fuel cost per kilowatt-hour (kwh) and transitional rate adjustments to industrial customers signing new five year contracts.

        Total operating revenue for the nine months ended September 30, 1995 increased $12.2 million as compared to the nine months ended September 30, 1994. Gas revenues decreased $12.9 million and electric revenues increased $25.1 million as compared to the same period in 1994. The decrease in gas revenues was mainly due to decreased sales to residential and commercial customers as a result of warmer weather during the first quarter of 1995 and decreased gas costs partially offset by increased gas transition charges. The increase in electric revenue for the nine months ended September 30, 1995, was mainly due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter and increased sales to wholesale customers, and was partially offset by lower fuel costs per kwh and to transitional rate adjustments to industrial customers.

        Total operating revenue for the three months ended September 30, 1995 increased $35.9 million as compared to the three months ended September 30, 1994. Gas revenues increased $2.0 million and electric revenues increased $33.9 million as compared to the same period in 1994. The increase in gas revenues was mainly due to increased revenues per dth of gas transported for others and was partially offset by decreased sales to residential customers. The increase in electric revenue for the three months ended September 30, 1995, was mainly due to increased sales to residential and commercial customers as a result of warmer weather partially offset by transitional rate adjustments to industrial customers.

        The basic steel industry accounted for 40% of natural gas delivered (including volumes transported) and 37% of electric sales during the twelve months ended September 30, 1995.

        The components of the variations in gas and electric revenues are shown in the following tables:

                                        Variations from Prior Periods
                                   --------------------------------------
                                             September 30, 1995
                                                 Compared to
                                             September 30, 1994
                                     Three          Nine          Twelve
                                     Months        Months         Months
                                   ==========   ============   ===========
                                           (Dollars in thousands)

Gas Revenue -
 Pass through of net changes
  in purchased gas costs, gas
  storage and storage
  transportation costs             $   (8,839)  $    (43,407)  $   (61,839)
 Take-or-pay costs and transition
  costs                                11,706         46,603        62,351
 Changes in sales levels                 (162)       (16,102)      (51,229)
 Gas transport levels                    (726)            13           468
                                   ----------   ------------   -----------
Gas Revenue Change                 $    1,979   $    (12,893)  $   (50,249)
                                   ----------   ------------   -----------
Electric Revenue -
 Pass through of net changes
  in fuel                          $      276   $    (13,948)  $   (17,717)
 Changes in sales levels               33,652         39,028        48,179
                                   ----------   ------------   -----------
Electric Revenue Change            $   33,928   $     25,080   $    30,462
                                   ----------   ------------   -----------
  Total Revenue Change             $   35,907   $     12,187   $   (19,787)
                                   ==========   ============   ===========

See Note 4 to the consolidated financial statements (Rate Matters), regarding gas take-or-pay and FERC Order No. 636 transition costs.


GAS COSTS -

        Gas costs decreased $31.9 million for the twelve month period ended September 30, 1995, due to decreased purchases, lower sales and lower gas costs per dth. The average cost of purchased gas for the three, nine and twelve month periods ended September 30, 1995, after adjustment for take-or-pay and transition charges billed to transport customers was $2.60, $2.79 and $2.77 per dth, respectively, as compared to $2.83, $2.96 and $2.98 per dth for the same periods in 1994.

FUEL AND PURCHASED POWER -

        The cost of fuel for electric generation decreased for the nine and twelve month periods ended September 30, 1995, compared to 1994 periods, mainly as a result of lower cost for coal. The cost of fuel for electric generation increased for the three month period ended September 30, 1995, mainly as a result of increased generation.

        Power purchased increased $4.0, $7.3 and $6.6 million for the three, nine, and twelve month periods ended September 30, 1995, respectively, as a result of increased bulk power purchases with other utilities due to increased sales.

OPERATING MARGINS -

        Operating margins increased $10.3 million for the twelve months ended September 30, 1995, from the same period a year ago. The operating margin from gas deliveries decreased $18.3 million, due to decreased sales to residential and commercial customers as a result of milder weather and decreased sales to industrial customers which were partially offset by increased deliveries of gas transported for others, compared to the twelve month period ended September 30, 1994. The operating margins from electric sales increased $28.6 million, due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, and increased sales to industrial and wholesale customers.

        Operating margins increased $20.4 million for the nine months ended September 30, 1995, from the same period a year ago. Gas operating margin decreased $3.0 million due to decreased sales to residential and commercial customers due to warmer weather during the first quarter of 1995. Operating margins on electric sales increased $23.4 million due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995 and increased sales to wholesale customers, partially offset by transitional rate adjustments to industrial customers.

        Operating margins increased $22.8 million for the three months ended September 30, 1995, over the same period a year ago. The operating margins from gas increased $0.3 million due to increased revenues per dth of gas transported for others. Operating margins on electric sales increased $22.5 million reflecting increased sales to residential and commercial customers as a result of warmer weather, partially offset by transitional rate adjustments to industrial customers.

OPERATING EXPENSES AND TAXES -

        Operation expenses decreased $2.4 and $2.8 million for the nine and twelve month periods ended September 30, 1995, respectively, due to decreased employment related costs. Operation expenses increased $3.5 million for the three month period ended September 30, 1995, mainly due to increased electric production operating costs.

        Maintenance expenses decreased $1.3 and $4.8 million for the nine and twelve month periods ended September 30, 1995, respectively, mainly reflecting decreased maintenance activity at the electric production facilities.

        Depreciation and amortization expense increased for the three, nine, and twelve month periods ended September 30, 1995, as a result of net plant additions.

        Utility income taxes increased for the three, nine, and twelve month periods ended September 30, 1995, as a result of higher pre-tax income.

        The after tax effects of the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation are included in "Other Income (Deductions)" for the twelve month period ended September 30, 1995.

        Interest charges (net) increased for the three month period ended September 30, 1995, reflecting the issuance of $169,275,000 of Medium-Term Notes, Series D, partially offset by decreased short-term borrowing rates. Interest charges (net) decreased for the nine months ended September 30, 1995, reflecting a decrease in short-term borrowings. Interest charges (net) decreased for the twelve months ended September 30, 1995, reflecting the refinancing of long-term debt at favorable rates, partially offset by an increase in short-term borrowing rates.

        See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 4, 6, 8 and 9 for a discussion of FERC Order No. 636, Income Taxes, Postretirement Benefits, and Postemployment Benefits, respectively.

NET INCOME -

        Net income for the twelve month period ended September 30, 1995, was $189.7 million compared to $179.4 million for the twelve month period ended September 30, 1994.

        Net income for the nine months ended September 30, 1995, was $138.3 million compared to $128.5 million for the nine months ended September 30, 1994.

        Net income for the three months ended September 30, 1995, was $42.6 million compared to $33.0 million for the three months ended September 30, 1994.

ENVIRONMENTAL MATTERS -

        Because of major investments made in modern environmental control facilities and the use of low sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in acid deposition provisions of the Clean Air Act Amendments of 1990 (CAAA). Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

        The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana is evaluating a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but Northern Indiana believes that any such mandated costs would be recoverable through the rate making process.

        Northern Indiana has an ongoing program to remain aware of the laws and regulations involved with hazardous waste. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action.

        Northern Indiana has received notices from the Environmental Protection Agency (EPA) that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and the Superfund Amendment and Reauthorization Act (SARA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis, and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA and SARA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the sites and avoid the imposition of fines or added costs. While all of the remedial costs at these sites are not determinable, Northern Indiana's analysis indicates its share of such costs with other PRPs should not have a significant impact on its financial position or the results of future operations.

        Northern Indiana has instituted a program to investigate former manufactured gas plants where it is the current or former owner. Northern Indiana has identified twenty-three of these sites and made visual inspections of these sites. Northern Indiana has conducted initial samplings at ten sites. Follow-up investigations have been conducted at four sites and potential remedial measures are being evaluated. Northern Indiana will continue its program to assess sites. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management (IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP will be to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

        Northern Indiana was notified by the IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

        Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

        Northern Indiana has met with various companies who provided insurance coverage which Northern Indiana believe covers costs related to actions taken at former manufactured gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured gas plant sites.

        The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties.

LIQUIDITY AND CAPITAL RESOURCES -

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. As of June 12, 1995, the remaining $169,275,000 of Medium-Term
Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z aggregating $94.8 million on July 3, 1995.

        On August 25, 1994, Jasper County, Indiana issued Pollution Control Refunding Revenue Bonds, Series 1994 (Northern Indiana Public Service Company Project) (the "Series 1994 Bonds"), including $10 million of Series 1994A Bonds, due August 1, 2010; $18 million of Series 1994B Bonds, due June 1, 2013; and $41 million of Series 1994C Bonds, due April 1, 2019. The proceeds of these issuances were loaned to Northern Indiana under similar terms. The initial interest rate on Series 1994 Bonds was 3.10%, which resets daily. The proceeds of the Series 1994A and Series 1994C were used to retire on October 15, 1994, $10 million of Series MM First Mortgage Bonds, 7-1/2%, due October 15, 2004 and $41 million of Series LL First Mortgage Bonds, 7-1/2%, due October 15, 2014. The proceeds of the Series 1994B Bonds were used to retire the $18 million Series 1978 Notes, 6.70%, on August 25, 1994. The Series 1994 Bonds are secured by Letters of Credit from Union Bank of Switzerland.

        Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of September 30, 1995, Northern Indiana had $42.3 million in commercial paper outstanding, having a weighted average interest of 5.85%.

        Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998, unless extended by its terms. As of September 30, 1995, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1995, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1995, there were $64.4 million of borrowings were outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1995, there were no borrowings outstanding under this facility.

        During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

        Northern Indiana does not expect the effects of inflation at current levels to have a significant impact on their results of operations, ability to contain cost increases or need to seek timely and adequate rate relief. Northern Indiana does not anticipate the need to file for gas or electric base rate increases in the near future.

COMPETITION

        The Energy Policy Act of 1992 (Energy Act) allows FERC to order electric utilities to grant access to transmission systems by third party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. That authority lies with the individual states, several of which are considering opening the transmission network to retail customers. The Energy Act will stimulate greater competition in the wholesale electric markets. This competition will create opportunities to compete for new customers and revenues, as well as increase the risk of the loss of customers. Although wholesale customers represent a relatively small portion of Northern Indiana's sales (4% for 1994), Northern Indiana will continue its efforts to retain and add customers by offering competitive rates. Competitive forces have also begun to influence retail pricing in the industry. In some instances,industrial customers, threatening to pursue cogeneration, self-generation, retail wheeling, or relocation to other service territories, have obtained price concessions from utilities.

        Operating in a competitive environment will place added pressures on utility profit margins and credit quality. Increasing competition in the electric utility industry has already led the credit rating agencies to apply more stringent guidelines in making credit rating determinations.

        Northern Indiana's management has taken steps to make the company more competitive and profitable in the changing utility environment, including utilizing new rate and contract flexibility to retain and attract customers as well as conversions of some of its generating units to allow use of lower cost low sulfur coal.

        FERC Order No. 636 effective in late 1993 shifted primary responsibility for gas acquisition, transportation and peak days' supply from pipelines to local gas distribution companies, such as Northern Indiana. Although pipelines continue to transport gas, they no longer provide sale service. Northern Indiana believes it has taken appropriate steps to insure the continued acquisition of adequate gas supplies at reasonable prices.

        The mix of gas revenues from retail sales, interruptible retail sales, firm transportation service, and interruptible transportation services, has changed significantly over the past several years. The deregulation of the gas industry, since the mid-1980's, allows large industrial and commercial customers to purchase their gas supplies directly from producers and use Northern Indiana's facilities to transport the gas. Transportation customers pay Northern Indiana only for transporting their gas from the pipeline to the customers' premises.

        To date, Northern Indiana's system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

Item 1.  LEGAL PROCEEDINGS.

        Northern Indiana is party to various legal or administrative proceedings before courts and agencies with respect to matters occurring in the ordinary course of business. Although management of Northern Indiana cannot predict the ultimate outcome of these matters,it believes the final disposition of these matters will not have a material adverse effect on the financial position or results of operations of Northern Indiana.

        Information regarding various matters involving federal and state environmental laws and regulations and a pending tax matter is included in Notes 5 and 3, respectively, of Northern Indiana's financial statements under
Part I, Item 1 of this Report on Form 10-Q.

Item 2.  CHANGES IN SECURITIES.

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

Item 5.  OTHER INFORMATION.

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

                Exhibit 23-Consent of Arthur Andersen LLP

         (b)   Reports on Form 8-K.

                None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Northern Indiana Public Service Company
                                       (Registrant)


                                    /s/Jerry M. Springer
                           Vice President, Finance and Accounting


                                    /s/Arthur A. Paquin
                           Controller and Chief Accounting Officer


Date November 13, 1995