Form 10-K
period 1995-12-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1996-03-29
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1995

                         OR

() Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
            Title of each class                   on which registered
           ---------------------                 ---------------------
Series A Cumulative Preferred - No Par Value             New York
4 1/4% Cumulative Preferred - $100 Par Value             American

Securities registered pursuant to Section 12(g) of the Act:

Cumulative Preferred Stock - $100 Par Value
(4 1/2%, 4.22%, 4.88%, 7.44% and 7.50% Series)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X      No
                           --------    --------

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

        As of February 29, 1996, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NIPSCO Industries, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Form 10-K

Table of Contents
                                                              Page
                                                              ====

PART I
 Item 1     Business                                            1
      2     Properties                                          8
      3     Legal Proceedings                                   9
      4     Submission of Matters to a Vote
             of Security Holders                               10

PART II
 Item 5     Market for the Registrant's Common
             Equity and Related Shareholder Matters            10
      6     Selected Financial Data                            11
      7     Management's Discussion and Analysis of
             Financial Condition and Results of Operation      11
      8     Financial Statements and Supplementary Data        18
      9     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure            45

PART III
Item 10     Directors and Executive Officers of
             the Registrant                                    46
     11     Executive Compensation                             49
     12     Security Ownership of Certain Beneficial
             Owners and Management                             55
     13     Certain Relationships and Related Transactions     55

PART IV
Item 14     Exhibits, Financial Statement Schedules            55
             and Reports on Form 8-K



SIGNATURES
NORTHERN INDIANA PUBLIC SERVICE COMPANY
Part I

ITEM 1. BUSINESS.

      Northern Indiana Public Service Company (Northern Indiana) is a public utility operating company, incorporated in Indiana on August 2, 1912, engaged in supplying natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2,188,000. At December 31, 1995, Northern Indiana served approximately 636,600 customers with gas and approximately 403,900 with electricity.

      See "Segments of Business" in the Notes to Consolidated Financial Statements regarding financial information about industry segments.

      HOLDING COMPANY STRUCTURE. Effective March 3, 1988, Northern Indiana became a subsidiary of NIPSCO Industries, Inc., an Indiana corporation (Industries).

      ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kilowatts (kw), two hydroelectric generating plants with net capabilities of 10,000 kw, and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1995, Northern
Indiana generated 85.8% and purchased 14.2% of its electric requirements.

      Northern Indiana's 1995 electric control area peak of 3,161,200 kw, which includes Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA) for which Northern Indiana controls interchange operations, was set on July 14, 1995. The 1995 peak established a new all-time peak exceeding the old peak of 2,953,600 kw established on August 27, 1993. Northern Indiana's 1995 internal peak load, which excludes WVPA and IMPA, was 2,882,200 kw set on July 14, 1995. This also established a new all-time internal peak load exceeding the old peak of 2,736,100 kw established on August 27, 1993.

      Northern Indiana's electric system is interconnected with that of American Electric Power (formerly Indiana Michigan Power Company), Commonwealth Edison Company, CINergy Services, Inc. (formerly PSI Energy, Inc.), Consumers Power Company, WVPA, IMPA, and Central Illinois Public Service Company. Electric energy is purchased from, sold to, or exchanged with various other utilities and power marketers.

      Northern Indiana provides WVPA with transmission and distribution service, operating reserve requirements and capacity deficiency service, and provides IMPA with transmission service, operating reserve requirements and capacity deficiency service, in Northern Indiana's control area. Northern Indiana also engages in sales and services under interconnection agreements with WVPA and IMPA.

      WVPA provides service to twelve Rural Electric Membership Corporations (REMC's) located in Northern Indiana's control area. IMPA provides service to the municipal electric system of the city of Rensselaer located in Northern Indiana's control area.

      Northern Indiana and WVPA have executed a supplemental agreement for unit peaking capacity and energy. Pursuant to this agreement, which runs through December, 2001, WVPA purchases 90,000 kw of capacity per month.

      Northern Indiana has full requirement agreements with each of its eight municipal wholesale customers. These full requirement contracts became effective October 1, 1987, and extend through January 31, 1998.

      Northern Indiana is a member of the East Central Area Reliability Coordination Agreement (ECAR). ECAR is one of nine regional electric reliability councils established to coordinate planning and operations of member companies regionally and nationally.

      FUEL SUPPLY. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City and Schahfer Generating Stations. Northern Indiana's thirteen steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units, except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability to 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1995 were supplied as follows:

Coal               96.4%
Natural gas         3.6%


      In 1995, Northern Indiana used approximately 8.0 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock which provides adequate fuel supply during the year under all conditions.

      Annual coal requirements for Northern Indiana's electric generating units through 2000 are estimated to range from 8.1 million tons to 8.5 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance and other variables. These requirements are being or will be met in part under long-term contracts as follows:

      MILLION TONS/YEAR       SULFUR CONTENT       EXPIRATION
      =================       ==============       ==========

             1.0                   High               1998
       Up to 1.0(a)                High               1998
             1.3(b)                Low                2001
             1.5(c)                Low                1998
             1.0(c)                Low                1997
             1.0(c)                Low                1997
              .5                   High               1998

(a) Contract calls for requirements up to 1.0 million tons/contract year.
(b) 1.5 million tons in 1996.
(c) Plus or minus 10%/contract year.


      The average cost of coal consumed in 1995 was $28.28 per ton or 15.89 mills per kilowatt-hour (kwh) generated as compared to $32.04 per ton or
16.85 mills per kwh generated in 1994. Northern Indiana's forecasts indicate that its coal costs will remain at the current level or be slightly lower over the next two years.

      COAL RESERVES. Included in the previous table of coal contracts is a coal mining contract with Cyprus Shoshone Coal Corporation (Cyprus) under which Cyprus is mining Northern Indiana's coal reserves in the Cyprus mine through the year 2001. The costs of the reserves are being recovered through the rate making process as such coal reserves are used to produce electricity.

      FUEL ADJUSTMENT CLAUSE. See "Fuel Adjustment Clause" in the Notes to Consolidated Financial Statements.

      GAS OPERATIONS. Northern Indiana supplies natural gas of about 1,000 British thermal units (Btu) per cubic foot. In a 24-hour period ended January 5, 1995, Northern Indiana's 1995 maximum day sendout was 1,545,616 dekatherms (dth).

      In 1995, all of the gas supplied by Northern Indiana was transported by ANR Pipeline Company (ANR), Crossroads Pipeline Company (Crossroads), Midwestern Gas Transmission Company (Midwestern), Natural Gas Pipeline Company of America (Natural), Panhandle Eastern Pipe Line Company (Panhandle), Tennessee Gas Pipeline Company (Tennessee) and Trunkline Gas Company (Trunkline). Approximately 32% of Northern Indiana's 1995 gas supply was purchased on the spot market, generally on 30-day agreements.

      The average price per dth (including take-or-pay and transition charges) in 1995 was $2.98, compared to $2.99 in 1994, and the average cost of purchased gas, after adjustment for take-or-pay and transition charges billed to transport customers was $2.63 per dth as compared to $2.90 per dth in 1994.

      The transportation rates of Crossroads, and the transportation and storage rates of ANR, Midwestern, Natural, Panhandle, Tennessee and Trunkline to Northern Indiana, are subject to change in accordance with rate proceedings filed with the Federal Energy Regulatory Commission (FERC).

      Agreements have been negotiated with natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of FERC Order No. 636 (See "Rate Matters - FERC Order No. 636" in the Notes to Consolidated Financial Statements.) Northern Indiana also has firm transportation agreements with the pipelines, which allow Northern Indiana to move its gas through the pipelines' transmission systems. Northern Indiana also has producer agreements which allow for the purchase of gas either from gas marketers or producers.

      Northern Indiana has a curtailment plan approved by the Indiana Utility Regulatory Commission (Commission). Effective on August 11, 1981, the plan allows unrestricted gas sales by Northern Indiana. There were no firm sales curtailments in 1995 and none are expected during 1996.

      Northern Indiana operates an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals have been made in the 1995-1996 winter of up to 117,074 dth per day.

      In addition, Northern Indiana has several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in the aggregate for approximately 28,559,180 dth of annual stored volume, and allow for approximately 573,863 dth of maximum daily withdrawal.

      Northern Indiana has a liquefied natural gas plant in LaPorte County which is designed for peak shaving and has the following capacities:
maximum storage of 4,000,000 dth; maximum liquefaction rate (gas to liquid), 20,000 dth per day; maximum vaporization rate (output to distribution system), 300,000 dth per day.

      GAS COST ADJUSTMENT CLAUSE. See "Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements.

      TAKE-OR-PAY PIPELINE GAS COSTS. See "Take-or-Pay Pipeline Gas Costs" in the Notes to Consolidated Financial Statements.

      FERC ORDER 636. See "FERC Order No. 636" in the Notes to Consolidated Financial Statements.

      REGULATION. Northern Indiana is subject to regulation by the Commission as to rates, service, accounts, issuance of securities, and in other respects. See "Rate Matters" in the Notes to Consolidated Financial Statements. It is also subject to limited regulation by local public authorities.

      In 1995, about 4% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, municipalities and WVPA (see "Item 1. Business-Electric Operations" regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. The jurisdiction of the FERC does not extend to the issuance of securities by Northern Indiana since it is a public utility organized and operating in the State of Indiana, under the laws of which its security issues are regulated by the Commission. The FERC on October 21, 1954, declared Northern
Indiana exempt from the provisions of the Natural Gas Act.

      RATE MATTERS. For information regarding Northern Indiana's gas rates, take-or-pay pipeline gas costs and gas transition costs, see "Take-or-Pay Pipeline Gas Costs" and "FERC Order No. 636" in the Notes to Consolidated Financial Statements.

      Northern Indiana filed an Alternative Regulatory Plan (ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers and improved natural gas service. In its petition, Northern Indiana stated it would propose to implement new rates and services that would include, but not be limited to, further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms.

      CONSTRUCTION BUDGET. Northern Indiana's 1996-2000 construction budget (including allowance for funds used during construction) is estimated at approximately $764 million, including $205 million in 1996, $177 million in 1997, $156 million in 1998, $117 million in 1999 and $109 million in 2000.
Northern Indiana's construction estimates include adjustments for anticipated inflation. No new electric generating units are planned in the 1996-2000 budget. Northern Indiana does not have, and has no plans to construct, a nuclear generating unit.

      COMPETITION. In municipalities where Northern Indiana renders electric service to the general public as a public utility, no other utility renders electric or gas service, except in Angola, DeMotte, Rome City, Wanatah and Waterloo. In localities where Northern Indiana renders gas service only, it competes with electric utilities, municipal or private, for the business for which they render alternative electric service.

      All electric service territories within the State of Indiana are assigned to the existing suppliers, and boundaries of new territories outside existing municipalities are assigned to the utility having the nearest existing electric distribution lines. Only existing municipal electric utilities may expand their service areas and then only into areas that have been annexed by the municipality, subject to the approval of the Commission and certain other conditions. Northern Indiana makes no representation as to the possible effect upon its business of present or future competition by private or municipal utilities or governmental agencies, instrumentalities or authorities within the territory now served.

      Northern Indiana is also subject to competition for gas sales to industrial customers through the ability of these customers, under Northern Indiana's rate provisions, to make their own purchases of gas and have Northern Indiana transport the gas to them. During 1995, gas transportation represented 59% of Northern Indiana's total gas sendout.

      Indiana law requires Commission approval before a gas customer of a utility may bypass the utility and make other arrangements for gas service. Any entity which transports gas from outside Indiana for direct sale or delivery to itself or other end-users within the state will be considered a public utility and must obtain a necessity certificate from the Commission in order to engage in such activities.

      EMPLOYEE RELATIONS.  Northern Indiana had 4,111 employees at
December 31, 1995. Approximately 64% of Northern Indiana's employees (physical and clerical workers) are represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. Effective June 1, 1993, the bargaining unit employees ratified four-year agreements which continue until June 1, 1997. These agreements provide for base wage increases of two percent in 1993, three percent in 1994 and 1995, and three and one-half percent in 1996. Additional economic provisions include a variable compensation plan linked to improvements in productivity.

      ENVIRONMENTAL MATTERS. Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $4.8 million to cover probable corrective actions as of December 31, 1995. However, environmental regulations and remediation techniques are subject to future change. Based upon management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages, will not have a significant impact on the financial position or results of operations of Northern Indiana.

      Northern Indiana is subject to regulation with regard to environmental matters by various federal, state and local authorities. Northern Indiana cannot forecast the effect of all such regulation upon its generating, transmission and other facilities, or its operations. Northern Indiana intends to comply with all applicable governmental requirements, and has adopted an environmental policy that fosters the pursuit of proactive sound environmental programs and management.

      The application of federal and state restrictions to protect the environment, including but not limited to those hereinafter described, involves or may involve review, certification or issuance of permits by various federal, state and local authorities. Such restrictions, particularly in regard to emissions into the air and water, and disposal of solid wastes, may impact the operation of Northern Indiana's facilities, and may also require substantial investments.

      Northern Indiana's total capital expenditures from January 1, 1991, through December 31, 1995 for pollution control facilities were approximately $109 million and were financed in part by the sale of Pollution Control Notes and Bonds-Jasper County. Northern Indiana anticipates expenditures of approximately $162 million for pollution control equipment in the 1996-2000 period which includes anticipated expenditures of $78 million in 1996 and $32 million in 1997.

      AIR. The Indiana Department of Environmental Management (IDEM) Office of Air Management has submitted to the U.S. Environmental Protection Agency
(EPA) a State Implementation Plan (SIP) in accordance with the requirements of the Clean Air Act Amendments of 1977.

      ATTAINMENT-NONATTAINMENT. Under the Clean Air Act Amendments of 1977, the State has identified areas which are in compliance with the National Ambient Air Quality Standards (NAAQS) (attainment areas) and areas that are not in compliance with respect to the sulfur dioxide, particulate matter and other pollutant standards established by NAAQS (nonattainment areas). Portions of Lake and LaPorte Counties in which Northern Indiana operates electric generating facilities remain designated as nonattainment areas for sulfur dioxide. Control plans for each county are being implemented. Any reductions in emissions of sulfur dioxide required to be made by Northern Indiana have been made, and Northern Indiana anticipates no increased costs as a result of the implementation of the control plans for Lake and LaPorte Counties. IDEM initiated the process for redesignating LaPorte County to attainment for sulfur dioxide. IDEM discussed this process at a public hearing in Michigan City on November 16, 1995.

      Lake County, Indiana, is designated as a nonattainment area for particulate matter or PM-10. The State of Indiana promulgated a PM-10 SIP rule, which became effective on June 11, 1993. The rule requires reduced opacity and mass emissions limits at Dean H. Mitchell Station as well as the establishment of a fugitive dust control and continuous compliance plans. Northern Indiana invested $2.8 million to rebuild the Unit 5 electrostatic precipitator during 1993 to help meet the PM-10 emission limits. In order to improve fugitive dust control, during 1994 Mitchell Station installed a water spray dust suppression system to minimize emissions from the coal pile and coal unloading areas. Porter County has been determined to have an unclassified status for PM-10. According to state requirements, the area will be monitored for PM-10 impacts to determine the appropriate classifications with respect to the NAAQS. All other counties where Northern Indiana operates electric production facilities have an unclassified status for PM-10.

      Under Title I of the Clean Air Act Amendments of 1990 (CAAA), Lake and Porter Counties are classified as severe nonattainment areas for ozone. Passage of the CAAA results in new provisions applicable to mobile and stationary sources in Lake and Porter Counties. Control measures requiring reduction of emissions of nitrogen oxides from the Mitchell and Bailly Generating Stations as a consequence of the Lake Michigan Ozone Control Program have yet to be determined. Northern Indiana is evaluating potential least-cost methods to reduce emissions of nitrogen oxides from the generating stations. The EPA has approved a conditional waiver from present reduction of nitrogen oxides from Title I. Northern Indiana cannot determine the cost impact of the future provisions.

      ACID RAIN. Title IV of the CAAA addresses the acid rain issue by targeting large sources of sulfur dioxide and nitrogen oxides for significant reductions. The core acid rain rules for sulfur dioxide were promulgated by the EPA January 11, 1993. As required by the regulations, Bailly Units 7 and 8 and Michigan City Unit 12 reduced their sulfur dioxide emissions below 2.5 pounds per million British thermal units (lbs/mm Btu) by January 1, 1995. These units, along with the remainder of Northern Indiana's coal-fired units, are required to reduce their sulfur dioxide emissions below 1.2 lbs/mm Btu by January 1, 2000 (Phase II).

      Presently, all of Northern Indiana's eleven coal fired generating units utilize low sulfur fuel or flue gas desulfurization units to control sulfur dioxide emissions below the 1.2 lbs/mm Btu level. That places Northern Indiana in compliance with the Phase II sulfur dioxide standards.

      The EPA approved Northern Indiana's Acid Rain permits for the Bailly and Michigan City Generating Stations on August 31, 1993. The Phase I Acid Rain permits for the stations are effective from January 1, 1995 through December 31, 1999. One component of the permit is the Phase I extension plan for Bailly. Northern Indiana was eligible for and received the extension because of the construction and operation of the Bailly scrubber. This extension plan allocates additional allowances, above the basic allowances, applicable to Bailly and Michigan City Generating Stations.

      Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

      Northern Indiana is pursuing nitrogen oxide reduction measures to meet future acid rain requirements. The EPA has proposed Phase II nitrogen oxide limits. The regulations when finalized could establish nitrogen oxide limits for all of Northern Indiana's coal fired boilers.

      ADDITIONAL AIR ISSUES. The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides, as mentioned above, and hazardous air pollutants which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but it believes that any such mandated costs would be recoverable through the rate making process.

      The EPA has promulgated a permit program to meet the requirements of Title V of the CAAA. The IDEM, on November 3, 1993, proposed an Air Operating permit program to meet the requirements of Title V to Indiana's Air Pollution Control Board. The Air Pollution Control Board adopted rules to implement the Title V permit program on March 10, 1994. These operating permit rules, including a new fee schedule, became effective in Indiana on June 24, 1994. Indiana submitted the Title V rules to the EPA for approval in August of 1994. The EPA has approved the submittal and the rules became effective December 14, 1995.

      WATER. The Clean Water Act, as amended, subjects point source dischargers to technology and water quality based controls through the National Pollution Discharge Elimination System (NPDES) permit program. Northern Indiana is required to have NPDES permits for discharges from its generating stations into the waters of the United States. The IDEM Office of Water Management has issued renewal NPDES permits for Schahfer, Mitchell and Michigan City Generating Stations, effective November 1, 1993. The renewed Bailly Station NPDES permit is expected to be issued in 1996. Northern Indiana received NPDES permit modifications for intermittent chemical treatment of the main discharge at the Mitchell and Michigan City Stations for zebra mussel control. Bailly Station utilizes thermal treatment in its water systems to control zebra mussels. Schahfer Station has not presently experienced operational impacts due to zebra mussels. Rather, Schahfer Station has experienced equipment problems due to an Asiatic clam infestation. Alternate forms of control are being investigated by Northern Indiana in an effort to prevent any impact on plant operations relating to these infestations, while also minimizing the environmental impact of the controls.

      SUPERFUND SITES. The EPA has notified Northern Indiana that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation and analysis and remediation. At each of the sites Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the sites and avoid the imposition of fines or added costs.

      MANUFACTURED GAS PLANT SITES. Northern Indiana has instituted a program to investigate former manufactured gas plants where it is the current or former owner. Northern Indiana has identified twenty-three of these sites and made visual inspections of these sites. Northern Indiana has conducted initial samplings at ten sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. Northern Indiana will continue its program to assess sites. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to IDEM and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

      Northern Indiana was notified by IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what future remedial measures, if any, may be needed.

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

      Northern Indiana has met with various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court.

      ELECTRIC AND MAGNETIC FIELDS. The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties.

                      ---------------------------

      It is not possible to predict the scope, enforceability or financial impact of other environmental regulations or standards which may be established in the future.

ITEM 2. PROPERTIES.

      The physical properties of Northern Indiana are located in the State of Indiana.

      ELECTRIC. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kw, two hydroelectric generating plants with net capabilities of 10,000 kw, and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1995, Northern Indiana generated 85.8% and purchased 14.2% of its electric requirements.

      Northern Indiana has 292 substations with an aggregate transformer capacity of 22,839,200 kva. Its transmission system with voltages from 34,500 to 345,000 consists of 3,047 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,682 circuit miles of overhead and 1,265 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 10,661,892 kva and 437,264 electric watt-hour meters.

      GAS. Northern Indiana has an underground storage field at Royal Center and a liquefied natural gas plant in LaPorte County, both of which are described under "Item 1. Business-Gas Operations." Northern Indiana has 12,976 miles of gas mains.

      OTHER PROPERTIES. Northern Indiana owns offices and service buildings, salesrooms, garages, repair shops, motor vehicles, construction equipment and tools, and office furniture and equipment, and also leases offices in various localities. It also owns miscellaneous parcels of real estate not now used in utility operations.

      DONATION OF PROPERTY. On January 5, 1995, Northern Indiana completed the planned donation of approximately 2,150 acres of land, including 60 miles of lake and river frontage, to the Shafer and Freeman Lakes Environmental Conservation Corporation (a not-for-profit organization), the State of Indiana Department of Natural Resources and the Indiana Natural Resources Foundation. The property frames and includes the resort areas of Lake Shafer and Lake Freeman in White and Carroll Counties, near the cities of Monticello and Delphi in central Indiana. Northern Indiana acquired the property in 1944 as part of the purchase of dams and two small hydroelectric plants and has maintained the area since that time. Northern Indiana donated this property to ensure the land is managed to enhance its preservation and recreational value. The dams and hydroelectric plants are being retained for Northern Indiana operations.

      CHARACTER OF OWNERSHIP. The properties of Northern Indiana are subject to the lien of its First Mortgage Indenture. The principal offices and properties are held in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as substantially to impair the usefulness to Northern Indiana of such properties. Many of the offices in the various communities served are occupied by Northern Indiana under leases. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction, which it is Northern Indiana's practice regularly to pay, as and when due, unless contested in good faith. In general, the electric and gas lines and mains are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. These consents and rights are deemed adequate for the purposes for which they are being used. Northern Indiana does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon, or under which its electric and gas lines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric and gas lines and mains was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS.

      Northern Indiana is a party to various pending proceedings, including suits and claims against it for personal injury, death and property damage, but in the opinion of counsel for Northern Indiana, the nature of such proceedings and suits, and the amounts involved, do not depart from the ordinary routine litigation and proceedings incidental to the kind of business conducted by Northern Indiana, except as set forth above under "Item 1. Business-Environmental Matters," and as described under the captions "Pending Tax Matter" and "Environmental Matters," in the Notes to Consolidated Financial Statements.

     On March 13, 1996, the Internal Revenue Service appealed to the U.S. Court of Appeals for the Seventh Circuit, the November 6, 1995 decision of the United States Tax Court (Tax Court) in favor of Northern Indiana. See "Pending Tax Matter" in the Notes to Consolidated Financial Statements. Northern Indiana's management and its general counsel believe the decision of the Tax Court will prevail.

     To the knowledge of Northern Indiana no other material legal proceedings against Northern Indiana or its subsidiaries are contemplated by governmental authorities and other parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

      Northern Indiana's common shares are wholly-owned by Industries.

      The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

      When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1995, Northern Indiana had approximately $144.8 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

      So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefor for the preceding calendar year unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1995, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 41% of the total capitalization including surplus.

      In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

                                       Year Ended December 31,
                                       (Dollars in thousands)

                       1995       1994       1993       1992       1991
                    ========== ========== ========== ========== ==========

Operating revenues  $1,664,278 $1,613,995 $1,619,623 $1,552,285 $1,535,161

Net income          $  194,321 $  179,903 $  172,104 $  149,454 $  149,810

Total assets        $3,606,199 $3,624,311 $3,613,235 $3,595,345 $3,574,277

Long-term
 obligations and
 redeemable
 preferred stock    $1,122,392 $1,131,408 $1,147,546 $1,035,128 $1,100,257

Cash dividends
 declared on
 common shares      $  185,725 $  168,815 $  165,299 $  134,916 $  139,947



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      NET INCOME. For 1995, net income of Northern Indiana increased to $194.3 million, compared to $179.9 million for 1994. In 1993, net income was $172.1 million.

      See Notes to Consolidated Financial Statements for Segments of Business regarding the revenue and utility operating income derived from the delivery of gas and electricity.

      REVENUES. Operating revenues increased $50.2 million, or 3.1%, from 1994. Operating revenues in 1994 decreased $5.6 million, or 0.3%, from 1993.

      During 1995, gas deliveries in dekatherms (dth), which include transportation services, increased 0.9%. Gas sales in 1995 increased 5.0% due to higher sales to residential and commercial customers as a result of colder weather during the fourth quarter of 1995. Gas transportation services decreased 1.7% mainly due to decreased deliveries to industrial customers. Northern Indiana had approximately 636,600 gas customers at December 31, 1995. During 1994, gas deliveries decreased 0.7%. Gas sales in 1994 decreased 3.2% due to lower sales to residential and commercial customers due to warmer weather during the fourth quarter of 1994, compared to the fourth quarter of 1993. Gas transportation services increased 1.0% mainly due to increased deliveries to industrial customers.

      Gas revenues were $633.4 million in 1995, an increase of $13.8 million from 1994. The increase in gas revenues was mainly due to increased sales to residential and commercial customers as a result of colder weather during the fourth quarter of 1995 and increased gas transition charges partially offset by decreased gas costs. Gas revenues were $619.5 million in 1994, a decrease of $36.4 million from 1993. The decrease in gas revenues was mainly due to decreased sales to residential and commercial customers due to the warmer weather in 1994, and reduced gas costs. The large commercial and industrial customers continued to utilize transportation services provided by Northern Indiana. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over Northern Indiana's system. Northern Indiana transported 161.7, 164.6 and 147.8 million dth in 1995, 1994 and 1993, respectively.

      In 1995, sales of electricity in kilowatt-hours (kwh) increased 8.9% over 1994, mainly due to higher sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995 and increased sales to wholesale customers. Northern Indiana had approximately 403,900 electric customers at December 31, 1995. In 1994, sales of electricity in kwh increased 2.4% over 1993 mainly due to higher sales to commercial and industrial customers due to increased demands of steel-related customers.

      In 1995, electric revenues were $1.031 billion, an increase of $36.4 million from 1994. The increase in electric revenue was mainly due to higher sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, and increased sales to wholesale customers, and was partially offset by lower fuel costs per kwh and to transitional rate adjustments to industrial customers signing new five-year contracts early in 1995. In 1994, electric revenues were $994.5 million, an increase of $30.8 million from 1993. The increase in electric revenue was mainly due to higher sales to commercial and industrial customers due to increased demands of steel-related customers and higher fuel costs per kwh, which were partially offset by decreased sales to wholesale customers.

      The components of the changes in gas and electric revenues are shown in the following tables:

                                            Year 1995         Year 1994
                                           Compared To       Compared To
                                            Year 1994         Year 1993
                                          ============      ============
                                                (Dollars in millions)

Gas Revenue
 Pass through of net changes in
  purchased gas costs, gas storage
  and storage transportation costs        $      (61.6)     $      (26.0)
 Take-or-pay costs and transition costs           48.3              10.8
 Changes in sales levels                          28.2             (21.1)
 Gas transported                                  (1.1)             (0.1)
                                          ------------      ------------
Gas Revenue Change                        $       13.8      $      (36.4)
                                          ------------      ------------

Electric Revenue
 Pass through of net changes
  in fuel costs                           $      (14.6)     $        7.6
 Changes in sales levels                          51.0              23.2
                                          ------------      ------------
Electric Revenue Change                   $       36.4      $       30.8
                                          ------------      ------------
 Total Revenue Change                     $       50.2      $       (5.6)
                                          ============      ============


      See Rate Matters in Notes to Consolidated Financial Statements regarding changes in gas take-or-pay and FERC Order No. 636 transition costs.

      The basic steel industry accounted for 38% of natural gas delivered (including volumes transported) and 36% of electric sales during 1995.

      Northern Indiana's rate schedules for gas and electric service to its customers contain electric rate adjustment clauses for changes in the cost of fuel and firm purchases of electric energy and gas rate adjustment clauses to reflect changes in the cost of gas purchased and contracted gas storage and storage transportation costs. (See Fuel Adjustment Clause and Gas Cost Adjustment Clause under Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.)

      GAS COSTS. Gas costs increased $0.7 million (0.2%) in 1995 due to increased purchases partially offset by lower gas costs per dth. The average cost of purchased gas in 1995, after adjustment for take-or-pay and transition charges billed to transport customers, was $2.63 per dth as compared to $2.90 per dth in 1994. Gas costs decreased $26.7 million (6.8%) in 1994, due to decreased volumes purchased and lower gas costs per dth.
The average cost of purchased gas in 1994, after adjustment for take-or-pay and transition charges billed to transport customers, was $2.90 per dth as compared to $3.21 per dth in 1993.

      FUEL AND PURCHASED POWER. Cost of fuel for electric generation in 1995 decreased mainly as a result of lower cost for coal and was partially offset by increased production. The average cost per kwh generated decreased 5.7% from 1994 to 15.89 mills. The cost of fuel for electric generation increased in 1994 from 1993 mainly as a result of increased coal costs per kwh generated. The average cost per kwh generated increased 1.2% from 1993 to 16.85 mills.

      Power purchased increased $11.1 million in 1995, as a result of increased bulk power purchases from other utilities due to increased sales. Power purchased increased $14.3 million in 1994 mainly due to purchases required to replace R. M. Schahfer Generating Station Unit 15 generation from February 1 to July 5, 1994, while this unit was down on an extended outage as part of the Powder River Basin coal conversion project.

      OPERATING MARGINS. Operating margins increased $43.2 million in 1995 to $1.012 billion. The operating margin from gas deliveries increased $13.1 million in 1995, mainly due to the increased sales to residential and commercial customers, due to colder weather during the fourth quarter of 1995. Operating margins from electric sales increased $30.1 million reflecting increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, and increased sales to wholesale customers, partially offset by transitional rate adjustments to industrial customers. Operating margins increased $4.2 million in 1994 to $968.5 million. The operating margin from gas deliveries decreased $9.8 million in 1994, mainly due to the decreased sales to residential and commercial customers due to warmer weather during the fourth quarter of 1994, partially offset by increased transportation services. Operating margins from electric sales increased $14.0 million reflecting increased sales to commercial and industrial customers due to increased demand partially offset by decreased sales to wholesale customers.

      OPERATING EXPENSES AND TAXES. Operating expenses and taxes (except income) in 1995 increased 1.5% from 1994 to $625.7 million and in 1994 increased 0.7% from 1993 to $616.2 million.

      Operation expenses increased $3.2 million in 1995 from 1994 reflecting a December 1995 Indiana Utility Regulatory Commission (Commission) order to refund $3.4 million to electric customers related to a 1992 insurance settlement previously credited to operating and maintenance expenses. Operation expenses increased $0.7 million in 1994 over 1993 mainly due to increased costs of pollution control facilities and environmental costs.

      Maintenance expenses decreased $1.9 million and $3.5 million in 1995 and 1994, respectively, due to reduced maintenance activities.

      Depreciation and amortization expenses increased $6.8 million and $6.7 million in 1995 and 1994, respectively, mainly due to net plant additions.

      Utility income taxes increased $10.3 million in 1995 mainly due to higher pre-tax operating income. Utility income taxes remained relatively unchanged from 1993 to 1994 consistent with the level of pre-tax income.

      Other Income (Deductions) decreased $7.3 million in 1995 from 1994 reflecting the inclusion in 1994 of a $5.6 million after-tax benefit for the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation.

      Interest charges increased $1.6 million and decreased $5.3 million in 1995 and 1994, respectively. The 1995 increase reflects increases in short-term borrowing rates and long-term debt outstanding.

      See Notes to Consolidated Financial Statements for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation, Allowance for Funds Used During Construction, FERC Order No. 636, Income Taxes,
Postretirement Benefits and Postemployment Benefits.

      ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $4.8 million to cover probable corrective actions as of December 31, 1995. However, environmental regulations and remediation techniques are subject to future change. Based upon management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages, will not have a significant impact on the financial position or results of operations of Northern Indiana.

      Because of major investments made in modern environmental control facilities and the use of low sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in the acid deposition provisions of the Clean Air Act Amendments of 1990 (CAAA). Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

      The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but believes that any such mandated costs would be recoverable through the rate making process.

      The Environmental Protection Agency (EPA) has notified Northern Indiana that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the sites and avoid the imposition of fines or added costs.

      Northern Indiana has instituted a program to investigate former manufactured gas plants where it is the current or former owner. Northern Indiana has identified twenty-three of these sites and made visual inspections of these sites. Northern Indiana has conducted initial samplings at ten sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. Northern Indiana will continue its program to assess sites. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management (IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

      Northern Indiana was notified by IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites was the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

      Northern Indiana has met with various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court.

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

      LIQUIDITY AND CAPITAL RESOURCES. Construction expenditures by Northern Indiana for 1995, 1994 and 1993 were approximately $183 million, $197 million and $176 million, respectively. Northern Indiana's total utility plant investment on December 31, 1995, was $5.4 billion.

      On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA, aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. On June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued, and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z, aggregating $94.8 million on July 3, 1995.

      On August 25, 1994, Jasper County, Indiana issued Pollution Control Refunding Revenue Bonds, Series 1994 (Northern Indiana Public Service Company Project) (the Series 1994 Bonds), including $10 million of Series 1994A Bonds, due August 1, 2010; $18 million of Series 1994B Bonds, due
June 1, 2013; and $41 million of Series 1994C Bonds, due April 1, 2019. The proceeds of these issuances were loaned to Northern Indiana under similar terms. The initial interest rate on Series 1994 Bonds was 3.10%, which resets daily. The proceeds of the Series 1994A and Series 1994C were used to retire on October 15, 1994, $10 million of Series MM First Mortgage Bonds, 7-1/2%, due October 15, 2004, and $41 million of Series LL First Mortgage Bonds, 7-1/2%, due October 15, 2014. The proceeds on the Series 1994B Bonds were used to retire the $18 million Series 1978 Note, 6.70%, due November 1, 2008, on August 25, 1994. The Series 1994 Bonds are secured by Letters of Credit from Union Bank of Switzerland.

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of December 31, 1995, Northern Indiana had $44.8 million in commercial paper outstanding, having a weighted average interest rate of 6.01%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998, unless extended by its terms. As of December 31, 1995, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of December 31, 1995, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

      Northern Indiana also has $268.5 million of money market lines of credit. As of December 31, 1995, $118.8 million of borrowings were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At December 31, 1995, there were no borrowings outstanding under this facility.

      During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

      Northern Indiana does not expect the effects of inflation at current levels to have a significant impact on its results of operations, ability to contain cost increases or need to seek timely and adequate rate relief. Northern Indiana does not anticipate the need to file for gas and electric base rate increases in the near future.

      COMPETITION. The Energy Policy Act of 1992 (Energy Act) allows FERC to order electric utilities to grant access to transmission systems by third party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. That authority lies with the individual states, several of which are considering opening the transmission network to retail customers. The Energy Act will stimulate greater competition in the wholesale electric markets. This competition will create opportunities to compete for new customers and revenues, as well as increase the risk of the loss of customers. Although wholesale customers represent a relatively small portion of Northern Indiana's sales, Northern Indiana will continue its efforts to retain and add customers by offering competitive rates. Competitive forces have also begun to influence retail pricing in the industry. In some instances, industrial customers, threatening to pursue cogeneration, self-generation, retail wheeling or relocation to other service territories, have obtained price concessions from utilities.

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

      FERC Order No. 636, effective in late 1993, shifted primary responsibility for gas acquisition, transportation and peak days' supply from pipelines to local gas distribution companies, such as Northern Indiana. Although pipelines continue to transport gas, they no longer provide sales service. Northern Indiana believes it has taken appropriate steps to ensure the continued acquisition of adequate gas supplies at reasonable prices.

      The mix of gas revenues from retail sales, interruptible retail sales, firm transportation service and interruptible transportation services has changed significantly over the past several years. The deregulation of the gas industry, since the mid-1980's, allows large industrial and commercial customers to purchase their gas supplies directly from producers and use Northern Indiana's facilities to transport the gas. Transportation customers pay Northern Indiana only for transporting their gas from the pipeline to the customers' premises.

      Northern Indiana filed an Alternative Regulatory Plan (ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers and improved natural gas service. In its petition, Northern Indiana stated it would propose to implement new rates and services that would include, but not be limited to, further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms.

      To date, Northern Indiana's system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Pages
                                                          =========

      Report of Independent Public Accountants                19

      Consolidated Statement of Income for the years
       ended December 31, 1995, 1994 and 1993                 20

      Consolidated Balance Sheet - December 31, 1995
       and 1994                                            21-22

      Consolidated Statement of Capitalization -
       December 31, 1995 and 1994                             23

      Consolidated Statement of Long-term Debt -
       December 31, 1995 and 1994                             24

      Consolidated Statement of Cash Flows for the
       years ended December 31, 1995, 1994 and 1993           25

      Consolidated Statement of Retained Earnings for
       the years ended December 31, 1995, 1994 and 1993       26

      Notes to Consolidated Financial Statements           27-45


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE BOARD OF DIRECTORS OF
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

        We have audited the accompanying consolidated balance sheet and consolidated statements of capitalization and long-term debt of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

        As discussed in Notes 6 and 8 to the consolidated financial statements, effective January 1, 1993, Northern Indiana Public Service Company and subsidiaries changed their methods of accounting for income taxes and postretirement benefits other than pensions.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on Page 55, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /S/  Arthur Andersen LLP

Chicago, Illinois
January 26, 1996

CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31,                    1995         1994        1993
                                        ==========   ==========  ==========
                                              (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4 and 20)
  Gas                                   $  633,355   $  619,503  $  655,980
  Electric                               1,030,923      994,492     963,643
                                        ----------   ----------  ----------
                                         1,664,278    1,613,995   1,619,623
                                        ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                                 366,487      365,811     392,515
 Fuel for electric generation              242,337      247,134     244,552
 Power purchased                            43,681       32,503      18,225
                                        ----------   ----------  ----------
                                           652,505      645,448     655,292
                                        ----------   ----------  ----------

Operating Margin                         1,011,773      968,547     964,331
                                        ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                                278,683      275,514     274,829
  Maintenance (Note 2)                      76,953       78,872      82,394
  Depreciation and
   amortization (Note 2)                   198,259      191,426     184,741
  Taxes (except income)                     71,831       70,417      70,036
                                        ----------   ----------  ----------
                                           625,726      616,229     612,000
                                        ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes                      386,047      352,318     352,331
                                        ----------   ----------  ----------
Utility Income Taxes (Note 6)              106,574       96,257      94,926
                                        ----------   ----------  ----------

Operating Income                           279,473      256,061     257,405
                                        ----------   ----------  ----------
Other Income (Deductions)                   (3,619)       3,726         (72)
                                        ----------   ----------  ----------

Interest Charges:
 Interest on long-term debt                 72,339       70,771      75,344
 Other interest                              8,395        9,550       7,212
 Allowance for borrowed funds used
  during construction and carrying
  charges (Note 2)                          (3,320)      (4,034)       (622)
 Amortization of premium, reacquisition
  premium, discount and expense on
  debt, net                                  4,119        3,597       3,295
                                        ----------   ----------  ----------
                                            81,533       79,884      85,229
                                        ----------   ----------  ----------

Net Income                                 194,321      179,903     172,104

Dividend requirements on
 preferred stocks                            9,046        9,913      10,341
                                        ----------   ----------  ----------
Balance available
 for common shares                      $  185,275   $  169,990  $  161,763
                                        ==========   ==========  ==========


Common dividends declared               $  185,725   $  168,815  $  165,299
                                        ==========   ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                    1995          1994
                                            ============   ===========
                                              (Dollars in thousands)

ASSETS

UTILITY PLANT, at original cost (including
 construction work in progress of
 $145,078 and $215,395, respectively)
 (Note 2):
  Electric                                  $ 3,935,103    $ 3,858,118
  Gas                                         1,143,021      1,107,075
  Common                                        350,168        316,120
                                            -----------    -----------
                                              5,428,292      5,281,313

    Less - Accumulated provision for
     depreciation and amortization            2,330,879      2,162,828
                                            -----------    -----------
      Total Utility Plant                     3,097,413      3,118,485
                                            -----------    -----------

OTHER PROPERTY AND INVESTMENTS                    8,787         10,155
                                            -----------    -----------
CURRENT ASSETS:
 Cash and cash equivalents                       11,478         20,994
 Accounts receivable, less reserve of
  $6,418 and $3,955, respectively (Note 2)       96,076         80,977
 Fuel adjustment clause (Note 2)                 10,301          1,614
 Gas cost adjustment clause (Note 2)              4,113         27,844
 Materials and supplies, at average cost         63,824         63,835
 Electric production fuel, at average cost       14,258         18,347
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                        53,413         72,462
 Prepayments and other                           13,050         10,169
                                            -----------    -----------
      Total Current Assets                      266,513        296,242
                                            -----------    -----------

OTHER ASSETS:
 Regulatory assets (Note 2)                     211,859        194,809
 Deferred charges and other noncurrent
  assets                                         21,627          4,620
                                            -----------    -----------
      Total Other Assets                        233,486        199,429
                                            -----------    -----------
                                            $ 3,606,199    $ 3,624,311
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                    1995           1994
                                            ===========    ===========
                                               (Dollars in thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common shareholder's equity                $ 1,016,827    $ 1,016,680
 Preferred stocks (Note 10) -
   Series without mandatory
    redemption provisions (Note 11)              81,325         86,389
   Series with mandatory
    redemption provisions (Note 12)              63,651         66,057
 Long-term debt, excluding amounts due
  within one year (Note 15)                   1,058,741      1,065,351
                                            -----------    -----------
      Total capitalization                    2,220,544      2,234,477
                                            -----------    -----------

CURRENT LIABILITIES:
 Obligations due within one year -
   Commercial paper                              44,800        156,500
   First mortgage bonds -
    Series N, 4-5/8% - due May 15, 1995               0         22,436
   Medium-term notes -
    Issued at interest rates of 6.14%
     and 6.19% with a weighted average
     interest rate of 6.17% and maturities
     of July 25, 1996 and July 26, 1996          80,000              0
   Notes payable -
    Issued at interest rates between 5.91%
     and 6.15% with a weighted average
     interest rate of 5.99% and various
     maturities between January 2, 1996 and
     February 9, 1996                           118,800         92,700
                                            -----------    -----------
                                                243,600        271,636
                                            -----------    -----------

 OTHER CURRENT LIABILITIES -
  Accounts payable                              135,639        142,018
  Sinking funds due within one year
   (Notes 12 and 15)                              2,621          2,578
  Dividends declared on common and
   preferred stocks                              49,851         44,758
  Customer deposits                              10,230          8,678
  Taxes accrued                                  31,247         48,806
  Interest accrued                                7,170         10,043
  Accrued employment costs                       45,771         43,260
  Other                                          30,790          9,674
                                            -----------    -----------
                                                313,319        309,815
                                            -----------    -----------
      Total current liabilities                 556,919        581,451
                                            -----------    -----------

OTHER:
 Deferred income taxes (Note 6)                 587,809        575,841
 Deferred investment tax credits, being
  amortized over life of related property
   (Note 6)                                     114,386        121,822
 Deferred credits                                41,038         41,758

 Accrued liability for postretirement
  benefits (Note 8)                              73,682         47,718
 Regulatory income tax liability (Note 6)         5,783         14,625
 Other noncurrent liabilities                     6,038          6,619
                                            -----------    -----------
      Total other                               828,736        808,383
                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 4, 5, 17 and 18)
                                            $ 3,606,199    $ 3,624,311
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CAPITALIZATION

DECEMBER 31,                           1995                  1994
                                   ===========           ===========
                                         (Dollars in thousands)

COMMON SHAREHOLDER'S EQUITY:
  Common shares - without par
   value - authorized 75,000,000

   shares - issued and outstanding

   73,282,258 shares               $   859,488            $   859,488
  Additional paid-in capital            12,500                 11,903
  Retained earnings                    144,839                145,289
                                   -----------            -----------

   Total common shareholder's
    equity                           1,016,827   45.8%      1,016,680   45.5%
                                   -----------            -----------

PREFERRED STOCKS, WHICH ARE
 REDEEMABLE SOLELY AT OPTION
 OF NORTHERN INDIANA:
  Cumulative preferred stock -
   $100 par value -
    4-1/4% series - 209,190 and
     211,266 shares outstanding,
      respectively                      20,919                 21,127
     4-1/2% series - 79,996
      shares outstanding                 8,000                  8,000
     4.22% series - 106,198 and
      106,200 shares
      outstanding, respectively         10,620                 10,620
     4.88% series - 100,000
      shares outstanding                10,000                 10,000
     7.44% series - 41,890 and
      41,900 shares outstanding,
      respectively                       4,189                  4,190
     7.50% series - 34,842
      shares outstanding                 3,484                  3,484
     Premium on preferred stock            254                    254
  Cumulative preferred stock -
   no par value -
    Adjustable Rate (6.00% at
     December 31, 1995) -
     Series A (stated value -
     $50 per share), 477,185 and
     574,285 shares outstanding,
     respectively                       23,859                 28,714
                                   -----------            -----------
                                        81,325     3.6%        86,389    3.9%
                                   -----------            -----------

REDEEMABLE PREFERRED STOCKS,
 SUBJECT TO MANDATORY REDEMPTION
 REQUIREMENTS OR WHOSE
 REDEMPTION IS OUTSIDE THE
 CONTROL OF NORTHERN INDIANA:
  Cumulative preferred stock -
   $100 par value -
    8.85% series - 87,500 and
     100,000 shares outstanding,
     respectively                        8,750                10,000
    7-3/4% series - 50,014 and
     55,568 shares outstanding,
     respectively                        5,001                 5,557
    8.35% series - 69,000 and
     75,000 shares outstanding,
     respectively                        6,900                 7,500
  Cumulative preferred stock -
   no par value -
    6.50% series - 430,000
     shares outstanding                 43,000                43,000
                                   -----------           -----------

                                        63,651     2.9%       66,057    2.9%
                                   -----------           -----------

LONG-TERM DEBT                       1,058,741    47.7%    1,065,351   47.7%
                                   ___________   ______  ___________  ______

     Total capitalization          $ 2,220,544   100.0%  $ 2,234,477  100.0%
                                   ===========   ======  ===========  ======

The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED STATEMENT OF LONG-TERM DEBT

DECEMBER 31,                                        1995           1994
                                               ===========      ==========
                                                   (Dollars in thousands)

FIRST MORTGAGE BONDS -
 Series O, 6-3/8%, due September 1, 1997       $    25,747     $    25,747
 Series P, 6-7/8%, due October 1, 1998              14,509          14,509
 Series T, 7-1/2%, due April 1, 2002                40,500          40,543
 Series U, 8-1/8%, due July 15, 2003                     0          55,239
 Series Z, 8-1/8%, due August 15, 2007                   0          39,569
 Series NN, 7.10%, due July 1, 2017                 55,000          55,000
                                               -----------     -----------
    Total                                          135,756         230,607
                                               -----------     -----------

POLLUTION CONTROL NOTES AND BONDS -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                   20,000          20,750
 Series 1988 Bonds - Jasper County -
  Series  A, B and C 3.70% weighted
  average at December 31, 1995, due
  November 1, 2016                                 130,000         130,000
 Series 1988 Bonds - Jasper County -
  Series D 3.76% weighted average at
  December 31, 1995, due November 1, 2007           24,000          24,000
 Series 1994 Bonds - Jasper County -
  Series A - 5.90% at December 31, 1995,
  due August 1, 2010                                10,000          10,000
 Series 1994 Bonds - Jasper County -
  Series B - 5.90% at December 31, 1995,
  due June 1, 2013                                  18,000          18,000
 Series 1994 Bonds - Jasper County -
  Series C - 5.90% at December 31, 1995,
  due April 1, 2019                                 41,000          41,000
                                               -----------     -----------
    Total                                          243,000         243,750
                                               -----------     -----------

MEDIUM-TERM NOTES -
 Issued at interest rates between 5.83%
  and 7.64% with a weighted average interest
  rate of 6.82% and various maturities between
  July 25, 1997 and January 19, 2024               684,025         594,750
                                               -----------     -----------
UNAMORTIZED PREMIUM AND DISCOUNT
 ON LONG-TERM DEBT, NET                             (4,040)         (3,756)
                                               -----------     -----------
    Total long-term debt, excluding
     amounts due in one year                   $ 1,058,741     $ 1,065,351
                                               ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31,                1995          1994          1993
                                    ===========   ===========  ===========
                                             (Dollars in thousands)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                        $   194,321   $   179,903  $   172,104

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization         198,259       191,426      184,741
  Deferred federal and state
   operating income taxes, net           (3,247)      (11,468)       1,689
  Deferred investment tax
   credits, net                          (7,436)       (6,416)      (7,364)
  Change in certain assets and
   liabilities -
    Accounts receivable, net            (15,099)       18,246      (10,684)
    Electric production fuel              4,089         3,186       20,412
    Materials and supplies                   11         1,309        6,993
    Natural gas in storage               19,049       (15,659)     (21,263)
    Accounts payable                     (6,379)      (29,116)      25,968
    Taxes accrued                       (11,156)      (16,745)        (718)
    Fuel adjustment clause               (8,687)        4,826       (2,105)
    Gas cost adjustment clause           23,731         7,721       11,330
    Accrued employment costs              2,511         3,182       10,076
   Other, net                            22,004        24,015       (6,493)
                                    -----------   -----------  -----------
     Net cash provided by
      operating activities              411,971       354,410      384,686
                                     -----------   -----------  -----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures            (185,560)     (196,854)    (176,226)
  Other, net                               (750)        5,700           59
                                    -----------   -----------  -----------

     Net cash used in investing
      activities                       (186,310)     (191,154)    (176,167)
                                    -----------   -----------  -----------

CASH FLOWS PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES:
  Issuance of long-term debt            168,386       208,884      451,218
  Issuance of short-term debt           943,200       982,927      787,357
  Net change in commercial paper       (111,700)      128,605      (48,605)
  Retirement of long-term debt         (120,868)     (210,246)    (362,672)
  Retirement of short-term debt        (917,100)   (1,065,227)    (886,058)
  Retirement of preferred stock          (7,095)      (10,354)      (2,170)
  Cash dividends paid on
   common shares                       (180,475)     (171,845)    (152,825)
  Cash dividends paid on
   preferred shares                      (9,241)      (10,185)     (10,387)
  Other, net                               (284)            0            0
                                    -----------   -----------  -----------

     Net cash used in
      financing activities             (235,177)     (147,441)    (224,142)
                                    -----------   -----------  -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS               (9,516)       15,815      (15,623)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                     20,994         5,179       20,802
                                    -----------   -----------  -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                      $    11,478   $    20,994  $     5,179
                                    ===========   ===========  ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED STATEMENT OF RETAINED EARNINGS

YEAR ENDED DECEMBER 31,                    1995       1994       1993
                                        =========  =========  =========
                                              (Dollars in thousands)

BALANCE AT BEGINNING OF PERIOD          $ 145,289  $ 144,114  $ 147,581

ADD:
NET INCOME                                194,321    179,903    172,104
                                        ---------  ---------  ---------
                                          339,610    324,017    319,685
                                        ---------  ---------  ---------

LESS:
 DIVIDENDS:
  Cumulative Preferred stock -
   4-1/4% series                              891        898        898
   4-1/2% series                              360        360        360
   4.22%  series                              448        448        448
   4.88%  series                              488        488        488
   7.44%  series                              312        312        312
   7.50%  series                              261        261        261
   8.85%  series                              903      1,014      1,125
   7-3/4% series                              449        492        534
   8.35%  series                              622        672        708
   6.50%  series                            2,795      2,795      2,803
   Adjustable Rate, series A                1,517      2,173      2,404

  Common shares                           185,725    168,815    165,299

  Capital stock expense                         0          0        (69)
                                       ----------  ---------  ---------
                                          194,771    178,728    175,571
                                       ----------  ---------  ---------
BALANCE AT END OF PERIOD               $  144,839  $ 145,289  $ 144,114
                                       ==========  =========  =========

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Northern Indiana and its two subsidiaries, Shore Line Shops, Inc. and NIPSCO Exploration Company, Inc. All significant intercompany items have been eliminated in consolidation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

      OPERATING REVENUES. Revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis.

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions as a percentage of the cost of depreciable utility plant were approximately 4.1% for the year 1995, and 4.0% for years 1994 and 1993. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

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

      ACCOUNTS RECEIVABLE. At December 31, 1995, Northern Indiana had sold $100 million of certain of its accounts receivable under a sales agreement which expires May 31, 1997. The December 31, 1995, and 1994 accounts receivable balances include approximately $6.1 million and $8.6 million respectively, due from Industries.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                                                   1995      1994      1993
                                                 ========  ========  ========
                                                    (Dollars in thousands)

Income taxes                                     $128,487  $116,790  $ 96,223

Interest, net of amounts capitalized             $ 80,635  $ 76,983  $ 83,346


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

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in December, 1995, and 1994, the estimated replacement cost of gas in storage (current and non-current) at December 31, 1995, and 1994, exceeded the stated LIFO cost by approximately $30 million and $38 million, respectively.

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

                                                December 31,   December 31,
                                                    1995            1994
                                                =============  =============
                                                    (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 15)                                 $      53,354  $      53,792
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation  (See below)                74,981         79,198
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     11,517          7,864
Deferral of SFAS No. 106 expense not
 recovered (Note 8)                                    64,624         43,772
FERC Order No. 636
 transition costs (Note 4)                             25,038         56,153
                                                -------------  -------------
                                                      229,514        240,779
                                                -------------  -------------
Less: Current portion of regulatory assets             17,655         45,970
                                                -------------  -------------
                                                $     211,859  $     194,809
                                                =============  =============


      In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement imposes stricter criteria for retention of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Northern Indiana will adopt this standard on January 1, 1996, and adoption will not have a material impact on its financial position or results of operations based on the current regulatory structure in which Northern Indiana operates.

      CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of R. M. Schahfer Units 17 and 18, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the Commission until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

      Northern Indiana began capitalizing carrying charges and deferring depreciation and certain operating expenses relating to its scrubber service agreement upon completion of the flue gas desulfurization plant in June, 1992, at Northern Indiana's Bailly Generating Station in accordance with an order of the Commission. Pursuant to such order, capitalization of carrying charges and deferral of depreciation and certain operating expenses ceased on December 31, 1995. The accumulated balance of the deferred costs and related carrying charges will be amortized over the remaining life of the scrubber service agreement.

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

      At January 1, 1993, a pretax rate of 3.7% for all construction was being used; effective January 1, 1994, the rate increased to 5.0% and effective January 1, 1995, the rate increased to 6.0%.

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

(3)   PENDING TAX MATTER:  On  August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been subject to United States tax withholding. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana challenged the assessment in the United States Tax Court (Tax Court) and the matter was tried in 1994. On November 6, 1995, the Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. While it is uncertain whether the IRS will appeal the Tax Court's decision, Northern Indiana's management and general counsel believe the ruling of the Tax Court will prevail.

(4)   RATE MATTERS:

      TAKE-OR-PAY PIPELINE GAS COSTS. The FERC has allowed certain interstate pipeline suppliers to pass on to their customers a portion of costs for contracted gas not purchased (take-or-pay), contract reformation and associated interest charges through direct billing to their customers, including Northern Indiana.

      Northern Indiana records take-or-pay costs as they are billed by the respective pipeline, and in an order dated September 28, 1988, the Commission allowed Northern Indiana to recover these additional gas costs on a volumetric basis from all customers, including transport customers. Northern Indiana has recovered approximately $187.8 million of take-or-pay costs and interest from its customers through December 31, 1995. As of December 31, 1995, an additional $3.6 million was scheduled to be billed to Northern Indiana and recovered from customers over a period of one to four years.

      FERC ORDER NO. 636.   On April 8, 1992, the FERC issued Order No. 636
which required interstate pipelines to restructure their services. Under the Order, existing pipeline sales services have been "unbundled" such that gas supplies are being sold separately from interstate transportation services. Northern Indiana's interstate pipeline suppliers have filed new tariffs with the FERC to implement Order No. 636, and Northern Indiana has contracted for a mix of transportation and storage services which will allow Northern Indiana to meet the needs of its customers. Customers of the pipelines, such as Northern Indiana, are expected to benefit from enhanced access to competitively priced gas supplies, as well as from more flexible transportation services. Pipelines are seeking to recover from their customers certain transition costs associated with restructuring under the Order No. 636 regulation. Any such recovery is subject to established review procedures at the FERC. Also, mandated changes in pipeline rate design could increase the cost of firm transportation service on interstate pipelines. All interstate pipelines are now operating under Order No. 636 regulation.

      Northern Indiana's pipeline suppliers have made certain filings with the FERC to begin collecting its respective transition costs. Northern Indiana expects that the total transition costs from all suppliers will approximate $137 million. However, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $86 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. On November 2, 1994, the Commission issued an order which approved the recovery of these FERC-allowed transition costs on a volumetric basis from Northern Indiana's sales and transportation customers (which is consistent with what the Commission authorized for the recovery of take-or-pay pipeline gas costs). Certain industrial customers appealed the November 2, 1994, order to the Indiana Court of Appeals. The Court granted Northern Indiana's motion to dismiss the appeal for want of subject matter jurisdiction. Subsequently the transportation customers filed a Petition for Transfer with the Indiana Supreme Court seeking review of the Indiana Court of Appeals' decision. On December 15, 1995, the Indiana Supreme Court denied the Petition for Transfer which terminated the transportation customers' appeal. Regulatory assets, in amounts corresponding to the costs recorded, have been recorded to reflect the ultimate recovery of these costs.

(5) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $4.8 million to cover probable corrective actions as of December 31, 1995. However, environmental regulations and remediation techniques are subject to future change. Based upon management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages, will not have a significant impact on the financial position or results of operations of Northern Indiana.

      Because of major investments made in modern environmental control facilities and the use of low sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in the acid deposition provisions of the Clean Air Act Amendments of 1990
(CAAA). Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

      The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but believes that any such mandated costs would be recoverable through the rate making process.

      The Environmental Protection Agency (EPA) has notified Northern Indiana that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA, will be shared among them. At some sites Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the sites and avoid the imposition of fines or added costs.

      Northern Indiana has instituted a program to investigate former manufactured gas plants where it is the current or former owner. Northern Indiana has identified twenty-three of these sites and made visual inspections of these sites. Northern Indiana has conducted initial samplings at ten sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. Northern Indiana will continue its program to assess sites. During the follow-up investigation of the former manufactured gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management (IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

      Northern Indiana was notified by IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites was the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

      Northern Indiana has met with various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court.

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

      To implement SFAS No. 109, certain adjustments were made to deferred income taxes. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the Consolidated Balance Sheet. These adjustments include the amounts reflecting Northern Indiana's obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal tax rate which are currently being credited to ratepayers using the average rate assumption method required by the Tax Reform Act of 1986 and the Commission. The Consolidated Balance Sheet at December 31, 1995 and 1994 reflects a net regulatory income tax liability of $5.8 million and $14.6 million, respectively. The net regulatory income tax liability is derived from regulatory assets primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate making process, and regulatory liabilities primarily attributable to deferred taxes provided at rates in excess of the current statutory rate, as discussed above, and unamortized deferred investment tax credits.

      Northern Indiana joins in the filing of consolidated tax returns with Industries and currently pays to Industries its separate return tax liability as defined in the Tax Sharing Agreement between Industries and its subsidiaries.

      The components of the net deferred income tax liability at December 31, 1995 and 1994, are as follows:

                                              1995           1994
                                          ===========    ===========
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $   700,137    $   684,887
 AFUDC-equity                                  40,083         42,447
 Adjustment clauses                             5,467         11,173
 Take-or-pay gas costs                          1,192          1,687
 Other regulatory assets                       28,912         22,062
 Reacquisition premium on debt                 20,237         20,401

Deferred tax assets -
 Deferred investment tax credits              (43,381)       (46,201)
 Removal costs                               (118,064)      (105,671)
 FERC Order No. 636 transition costs           (4,400)        (5,461)
 Other postretirement/postemployment
  benefits                                    (31,633)       (22,253)
 Regulatory income tax liability               (2,193)        (5,547)
 Other, net                                   (15,179)       (21,911)
                                          -----------    -----------
                                              581,178        575,613
Less: Deferred income taxes related to
 current assets and liabilities                (6,631)          (228)
                                          -----------    -----------
Deferred income taxes - noncurrent        $   587,809    $   575,841
                                          ===========    ===========


      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                                 1995       1994       1993
                                              =========  =========  =========
                                                   (Dollars in thousands)

Current income taxes -
 Federal                                      $ 102,047  $  99,002  $  87,723
 State                                           15,210     15,139     12,878
                                              ---------  ---------  ---------
                                                117,257    114,141    100,601
                                              ---------  ---------  ---------
Deferred income taxes, net -
 Federal and state -
  Accelerated depreciation and other
   property differences                           9,516      8,281     12,889
  Removal costs                                 (12,081)   (12,093)    (8,760)
  Adjustment clauses                              7,899    (18,793)    (2,466)
  FERC Order No. 636 transition costs
    and cost recovery                           (12,875)    11,393          0
  Take-or-pay gas costs                            (495)    (1,664)    (6,680)
  Reacquisition premium on debt                  (1,279)     2,612      2,824
  Other                                           6,068     (1,204)     3,882
                                              ---------  ---------  ---------
                                                 (3,247)   (11,468)     1,689
                                              ---------  ---------  ---------
Deferred investment tax credits, net             (7,436)    (6,416)    (7,364)
                                              ---------  ---------  ---------
   Total utility income taxes                   106,574     96,257     94,926

Income tax applicable to non-operating
 activities and income of subsidiaries           (3,216)   (10,291)      (405)
                                              ---------  ---------  ---------
  Total income taxes                          $ 103,358  $  85,966  $  94,521
                                              =========  =========  =========


      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                                 1995       1994       1993
                                              =========  =========  =========
                                                   (Dollars in thousands)

Net income                                    $ 194,321  $ 179,903  $ 172,104
Add - Income taxes                              103,358     85,966     94,521
                                              ---------  ---------  ---------
Net Income before income taxes                $ 297,679  $ 265,869  $ 266,625
                                              =========  =========  =========
Amount derived by multiplying pretax
 income by statutory rate                     $ 104,188  $  93,054  $  93,319

Reconciling items multiplied by the
 statutory rate:
  Book depreciation over related tax
   depreciation                                   4,018      4,044      3,893
  Amortization of deferred investment tax
   credits                                       (7,436)    (7,383)    (7,364)
  State income taxes, net of federal income
   tax benefit                                    9,577      9,015      8,644
  Fair market value of property donated in
   excess of book value                               0     (7,753)         0
  Reversal of deferred taxes provided at
   rates in excess of the current federal
   income tax rate                               (5,665)    (5,807)    (5,080)
  Other, net                                     (1,324)       796      1,109
                                              ---------  ---------  ---------
    Total income taxes                        $ 103,358  $  85,966  $  94,521
                                              =========  =========  =========


(7) PENSION PLAN. Industries has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The plan's funded status as of December 31, 1995 and 1994 are as follows:

                                                           1995        1994
                                                        =========   =========
                                                       (Dollars in thousands)


Vested benefit obligation                              $ 542,516    $ 444,096
Nonvested benefit                                        104,054       96,425
                                                       ---------    ---------
Accumulated benefit obligation                         $ 646,570    $ 540,521
                                                       =========    =========

Projected benefit obligation for service
 rendered to date                                      $ 749,204    $ 605,495
Plan assets at fair market value                         698,698      565,507
                                                       ---------    ---------
Projected benefit obligation in excess of plan assets     50,506       39,988
Unrecognized transition obligation at
 December 31, being recognized over 17 years             (43,907)     (49,395)
Unrecognized prior service cost                          (25,656)     (28,111)
Unrecognized gains                                         4,808       47,147
                                                       ---------    ---------
Accrued (prepaid) pension costs                        $ (14,249)   $   9,629
                                                       =========    =========


      The accumulated benefit obligation is the present value of future pension benefit payments and is based on the plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 7.25% and 8.75% and rates of increase in compensation levels of 5.5% were used to determine the accumulated benefit obligation and projected benefit obligation at December 31, 1995 and 1994, respectively. The increase in the accumulated benefit obligations as of December 31, 1995, is mainly caused by the decrease in the discount rate from 8.75% to 7.25%.

      The following items are the components of provisions for pensions for the years ended December 31, 1995, 1994 and 1993:

                                                 1995      1994       1993
                                              =========  =========  =========
                                                   (Dollars in thousands)

Service costs                                 $  11,865  $  13,611  $  12,672
Interest costs                                   51,834     47,453     45,312
Actual (return) loss on plan assets            (133,793)    15,570    (80,457)
Amortization of transition obligation             5,488      5,488      5,488
Other net amortization and deferral              85,124    (61,601)    39,538
                                              ---------  ---------  ---------
                                              $  20,518  $  20,521  $  22,553
                                              =========  =========  =========


      Assumptions used in the valuation and determination of 1995, 1994 and 1993 pension expenses were as follows:

                                                 1995      1994      1993
                                                ======    ======    ======

Discount rate                                    8.75%     7.50%     7.75%
Rate of increase in compensation levels          5.50%     5.50%     5.50%
Expected long-term rate of return on assets      9.00%     8.25%     8.25%


      Plan assets are invested primarily in common stocks, bonds and notes.

(8) POSTRETIREMENT BENEFITS. Northern Indiana provides certain health care and life insurance benefits for retired employees. Substantially all of Northern Indiana's employees may become eligible for those benefits if they reach retirement age while working for Northern Indiana. Those and similar benefits for active employees are provided through insurance plans whose premiums are based on the benefits to active employees and retirees paid during the year. Prior to January 1, 1993, Northern Indiana recognized the cost of providing those benefits by expensing insurance premiums, which is consistent with current rate making practices.

      Effective January 1, 1993, Northern Indiana adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which establishes accounting and reporting standards for such postretirement benefits. This standard requires the accrual of the expected cost of such benefits during the employee's years of service.

      The following table sets forth the plans' accumulated postretirement benefit obligation as of December 31, 1995 and December 31, 1994:

                                                  December 31, December 31,
                                                      1995         1994
                                                  ============ ============
                                                    (Dollars in thousands)

Retirees                                          $     97,693 $     94,913
Fully eligible active plan participants                 21,760       18,796
Other active plan participants                         133,205      103,559
                                                  ------------ ------------
Accumulated postretirement benefit obligation          252,658      217,268
Unrecognized transition obligation (at
 December 31, being recognized over 20 years)         (192,917)    (204,265)
Unrecognized actuarial gain                             23,168       44,905
                                                  ------------ ------------
Accrued liability for postretirement benefits     $     82,909 $     57,908
                                                  ============ ============


      A discount rate of 7.25% and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6% and a discount rate of 8.75% and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7% were used to determine the accumulated postretirement benefit obligation at December 31, 1995 and 1994, respectively.

      The transition obligation at January 1, 1993, for accumulated postretirement benefits earned and not recognized is being amortized over twenty years as allowed by SFAS No. 106.

      Net periodic postretirement benefit costs for the years ended December 31, 1995 and 1994, include the following components:

                                                  December 31, December 31,
                                                      1995         1994
                                                  ============ ============
                                                    (Dollars in thousands)

Service costs                                     $      5,383 $      7,621
Interest costs                                          18,606       19,570
Amortization of transition obligation over
 20 years                                               11,348       11,348
Amortization of unrecognized actuarial (gain)           (2,164)           0
                                                  ------------ ------------
                                                  $     33,173 $     38,539
                                                  ============ ============


      The net periodic postretirement benefit costs for 1995 were determined assuming an 8.75% discount rate, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7%. The net periodic postretirement benefit costs for 1994 were determined assuming a 7.5% discount rate, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 12% declining to a long-term rate of 7%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at December 31, 1995, by approximately $40.6 million and increase the aggregate of the service and interest cost components of plan costs by approximately $4.4 million for the year ended December 31, 1995. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rate or plan changes.

      On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate making purposes and authorized the deferral, as a regulatory asset to be recovered through future revenues, of the net increase in cost until such time as the new accrual cost method may be reflected in the rate making process. The Commission stated that a deferral period of four years or less would be rebuttably presumed to be reasonable and also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate making process. Northern Indiana will request the recovery of such costs within that period and, accordingly, is deferring as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the new standard. This conclusion could change as competitive factors influence pricing decisions.

(9) POSTEMPLOYMENT BENEFITS. Effective January 1, 1994, Northern Indiana adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires Northern Indiana to accrue the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Adoption of SFAS No. 112 did not have a material impact on Northern Indiana's financial position or results of operations.

(10) AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS OF NORTHERN INDIANA.

      2,400,000 shares - Cumulative Preferred - $100 par value 3,000,000 shares - Cumulative Preferred - no par value 2,000,000 shares - Cumulative Preference - $50 par value
       (none outstanding)
      3,000,000 shares - Cumulative Preference - no par value
       (none issued)

      Note 11 sets forth the preferred stocks which are redeemable solely at the option of Northern Indiana, and Note 12 sets forth the preferred stocks which are subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana.

      The Preferred shareholders of Northern Indiana have no voting rights except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

(11)  PREFERRED STOCKS, REDEEMABLE SOLELY AT OPTION OF NORTHERN INDIANA (SEE
NOTE 10).

      The redemption prices at December 31, 1995, for the cumulative preferred stock of Northern Indiana, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon 30 days' notice, are as follows:

                                                       Redemption
                                                          Price
                 Series                                Per Share
=============================================          ==========
Cumulative preferred stock - $100 par value -

 4-1/4%                                                 $ 101.20
 4-1/2%                                                 $ 100.00
 4.22%                                                  $ 101.60
 4.88%                                                  $ 102.00
 7.44%                                                  $ 101.00
 7.50%                                                  $ 101.00

Cumulative preferred stock - no par value -

 Adjustable rate (6.00% at December 31, 1995),
  Series A (stated value $50 per share)                 $  50.00


(12)  REDEEMABLE PREFERRED STOCKS (SEE NOTE 10).

      The redemption prices at December 31, 1995, as well as sinking fund provisions for the cumulative preferred stock of Northern Indiana subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

                                                  Sinking Fund Or Mandatory
Series      Redemption Price Per Share              Redemption Provisions
======     ============================        ==============================
Cumulative preferred stock - $100 par value -

 8.85%     $101.85, reduced periodically       12,500 shares on or before
                                                April 1.

 8.35%     $104.18, reduced periodically       3,000 shares on or before
                                                July 1; increasing to 6,000
                                                shares beginning in 2004;
                                                noncumulative option to
                                                double amount each year.

 7-3/4%    $104.58, reduced periodically       2,777 shares on or before
                                                December 1; noncumulative
                                                option to double amount
                                                each year.

Cumulative preferred stock - no par value -

 6.50%     $100.00 on October 14, 2002         430,000 shares on
                                                October 14, 2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 1995, for each of the four years subsequent to December 31, 1996, are as follows:

Year Ending December 31,
========================

1997         $ 1,827,700
1998         $ 1,827,700
1999         $ 1,827,700
2000         $ 1,827,700


(13) COMMON SHARE DIVIDEND. Northern Indiana's Indenture provides that it will not declare or pay any dividends on any capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At December 31, 1995, Northern Indiana had approximately $144.8 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(14) COMMON SHARES. Effective with the exchange of common shares on March 3, 1988, Northern Indiana's common shares are wholly-owned by Industries.

(15) LONG-TERM DEBT. The sinking fund requirements of long-term debt outstanding at December 31, 1995 (including the maturity of first mortgage bonds: Series O, 6-3/8%, due September 1, 1997; Series P, 6-7/8%, due
October 1, 1998; and the medium-term notes due from April 6, 1998, to June 1,
2000), for each of the four years subsequent to December 31, 1996, are as follows:

Year Ending December 31,
========================

1997        $ 67,247,000
1998        $ 51,009,000
1999        $  2,000,000
2000        $158,000,000


      Unamortized debt expense, premium and discount on long-term debt, applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums are being deferred and amortized.

      Northern Indiana's Indenture, dated August 1, 1939, as amended and supplemented, securing the first mortgage bonds issued by Northern Indiana, constitutes a direct first mortgage lien upon substantially all property and franchises, other than expressly excepted property, owned by Northern Indiana.

      On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from 1 year to 30 years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April, 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y and AA, aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. On June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued, and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z, aggregating $94.8 million on July 3, 1995.

      On August 25, 1994, Jasper County, Indiana issued Pollution Control Refunding Revenue Bonds, Series 1994 (Northern Indiana Public Service Company Project) (the Series 1994 Bonds), including $10 million of Series 1994A Bonds, due August 1, 2010; $18 million of Series 1994B Bonds, due June 1, 2013; and $41 million of Series 1994C Bonds, due April 1, 2019. The proceeds of these issuances were loaned to Northern Indiana under similar terms. The initial interest rate on Series 1994 Bonds was 3.10%, which resets daily. The proceeds of the Series 1994A and Series 1994C were used to retire on October 15, 1994, $10 million of Series MM First Mortgage Bonds, 7-1/2%, due October 15, 2004, and $41 million of Series LL First Mortgage Bonds, 7-1/2%, due October 15, 2014. The proceeds of the Series 1994B Bonds were used to retire the $18 million Series 1978 Note, 6.70%, due November 1, 2008, on August 25, 1994. The Series 1994 Bonds are secured by Letters of Credit from Union Bank of Switzerland.

(16) SHORT-TERM BORROWINGS. Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998, unless extended by its terms. As of December 31, 1995, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of December 31, 1995, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $268.5 million of money market lines of credit. As of December 31, 1995, $118.8 million of borrowings were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At December 31, 1995, there were no borrowings outstanding under this facility.

      Northern Indiana uses commercial paper to fund short-term working capital requirements. As of December 31, 1995, Northern Indiana had $44.8 million in commercial paper outstanding, having a weighted average interest rate of 6.01%.

(17) OPERATING LEASES. On April 1, 1990, Northern Indiana entered into a 20-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.2 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995.

Year Ending December 31,     (Dollars in thousands)
========================     ======================

1996                                $   7,473
1997                                    5,146
1998                                    3,880
1999                                    3,092
2000                                    3,055
Later years                            39,253
                                    _________
Total minimum payments required     $  61,899
                                    =========


      The consolidated financial statements include rental expense for all operating leases as follows:

Year Ending December 31,     (Dollars in thousands)
========================     ======================

1995                                $  10,824
1994                                $  10,210
1993                                $   9,573


(18) COMMITMENTS. Northern Indiana estimates that approximately $764 million will be expended for construction purposes for the period from January 1, 1996, to December 31, 2000. Substantial commitments have been made by Northern Indiana in connection with this program.

      Northern Indiana has entered into a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and Mitsubishi Heavy Industries America, Inc., under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at Bailly Generating Station. Services under this contract commenced on June 15, 1992,
with annual charges of approximately $20 million.   The agreement provides
that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminates the agreement prior to the end of the 20-year contract period.

      Northern Indiana has entered into an agreement with Integrated Systems Solutions Corporation (ISSC), a wholly-owned subsidiary of IBM, to out source its information technology function to ISSC. ISSC will perform all data center, application development and maintenance and desktop management.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

      Investments: The fair value of some investments is estimated based on market prices for those or similar investments.

      Long-term debt/Preferred stock: The fair value of long-term debt and preferred stock is estimated based on the quoted market prices for the same or similar issues or on the rates offered to Northern Indiana for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

      The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:

                            December 31, 1995         December 31, 1994
                         ----------------------    ----------------------
                          Carrying   Estimated      Carrying   Estimated
                           Amount    Fair Value      Amount    Fair Value
                         ==========  ==========    ==========  ==========
                                       (Dollars in thousands)

Cash and cash
 equivalents             $   11,478  $   11,478    $   20,994  $   20,994
Investments              $      256  $      256    $      256  $      256
Long-term debt
 (including current
  portion)               $1,139,534  $1,151,471    $1,088,537  $  998,393
Preferred stock          $  146,804  $  128,518    $  154,274  $  120,891


      Northern Indiana is subject to regulation and gain or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS. Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The following table shows the basic steel industry percentage of gas revenue (including transportation services) and electric revenue for 1995, 1994 and 1993.

Basic Steel Industry                                1995     1994     1993
====================                               ======   ======   ======

Gas revenue percent                                   6 %      3 %      2 %
Electric revenue percent                             22 %     26 %     24 %


(21)  QUARTERLY FINANCIAL DATA.

The following data summarize certain operating results for each of the quarters of 1995 and 1994:

             1995 Quarters Ended   March 31    June 30   Sept. 30   Dec. 31
                                  ========== ========== ========== ==========
                                             (Dollars in thousands)

Operating revenues                $  500,180 $  350,052 $  363,142 $  450,904
Operating expenses and taxes         416,458    297,200    299,313    371,834
                                  ---------- ---------- ---------- ----------
Operating income                      83,722     52,852     63,829     79,070
Other income (deductions)               (778)      (800)      (956)    (1,085)
Interest charges                      19,414     19,932     20,232     21,955
                                  ---------- ---------- ---------- ----------
Net income                            63,530     32,120     42,641     56,030

Dividend requirements on
 preferred stock                       2,325      2,265      2,231      2,225
                                  ---------- ---------- ---------- ----------
Balance available for
 common shares                    $   61,205 $   29,855 $   40,410 $   53,805
                                  ========== ========== ========== ==========


             1994 Quarters Ended   March 31    June 30   Sept. 30   Dec. 31
                                  ========== ========== ========== ==========
                                              (Dollars in thousands)

Operating revenues                $  538,057 $  335,895 $  327,235 $  412,808
Operating expenses and taxes         448,280    288,420    274,570    346,664
                                  ---------- ---------- ---------- ----------
Operating income                      89,777     47,475     52,665     66,144
Other income (deductions)                  2       (603)      (495)     4,822
Interest charges                      21,385     19,723     19,215     19,561
                                  ---------- ---------- ---------- ----------
Net income                            68,394     27,149     32,955     51,405

Dividend requirements on
 preferred stock                       2,569      2,527      2,520      2,297
                                  ---------- ---------- ---------- ----------
Balance available for
 common shares                    $   65,825 $   24,622 $   30,435 $   49,108
                                  ========== ========== ========== ==========


(22)  SEGMENTS OF BUSINESS.
Northern Indiana is a public utility operating engaged in distributing natural gas and electrical energy. The reportable items for gas and electric segments for the years 1995, 1994 and 1993 are as follows:

                                             1995        1994        1993
                                          ==========  ==========  ==========
                                                (Dollars in thousands)

Operating information -
 Gas operations:
  Operating revenues                      $  633,355  $  619,503  $  655,980
  Operating expenses, excluding
   provision for utility income taxes        555,072     557,855     583,037
                                          ----------  ----------  ----------
  Operating income before utility
   income taxes                               78,283      61,648      72,943
  Allowance for funds used during
   construction (AFUDC) and carrying
    charges (CC)                               1,248       1,727          50
                                          ----------  ----------  ----------
  Operating income before utility
   income taxes and including AFUDC
   and CC                                     79,531      63,375      72,993
                                          ----------  ----------  ----------

 Electric operations:
  Operating revenues                       1,030,923     994,492     963,643
  Operating expenses, excluding
   provision for utility income taxes        723,159     703,822     684,255
                                          ----------  ----------  ----------
  Operating income before utility
   income taxes                              307,764     290,670     279,388
  Allowance for funds used during
   construction AFUDC and CC                   2,072       2,307         573
                                          ----------  ----------  ----------
  Operating income before utility
   income taxes and including AFUDC
   and CC                                    309,836     292,977     279,961
                                          ----------  ----------  ----------
 Total                                       389,367     356,352     352,954
 Other income (deductions)                    (3,619)      3,726         (73)
 Less-interest charges                        84,853      83,918      85,851
 Less-provision for utility income taxes     106,574      96,257      94,926
                                          ----------  ----------  ----------
Net income per Consolidated
 Statement of Income                         194,321     179,903     172,104

Dividend requirements on
 preferred stocks                              9,046       9,913      10,341
                                          ----------  ----------  ----------
Balance available for common shares       $  185,275  $  169,990  $  161,763
                                          ==========  ==========  ==========

Other information-
 Depreciation and amortization expense:
  Electric                                $  139,432  $  135,203  $  131,993
  Gas                                         58,827      56,223      52,748
                                          ----------  ----------  ----------
      Total                               $  198,259  $  191,426  $  184,741
                                          ==========  ==========  ==========

 Construction expenditures:
  Electric                                $  132,273  $  145,095  $  125,449
  Gas                                         53,287      51,759      50,777
                                          ----------  ----------  ----------
      Total                               $  185,560  $  196,854  $  176,226
                                          ==========  ==========  ==========

Investment information-
 Identifiable assets (a):
  Electric                                $2,586,121  $2,594,976  $2,602,826
  Gas                                        768,736     804,856     782,860
                                          ----------  ----------  ----------
      Total                               $3,354,857  $3,399,832  $3,385,686
 Other corporate assets                      251,342     224,479     227,549
                                          ----------  ----------  ----------
      Total assets                        $3,606,199  $3,624,311  $3,613,235
                                          ==========  ==========  ==========

(a) Utility plant less accumulated provision for depreciation and amortization, material and supplies, electric production fuel, natural gas in storage, fuel and gas cost adjustment clauses, unamortized R. M. Schahfer Unit 17 and 18 carrying charges and deferred depreciation, Bailly scrubber carrying charges and deferred depreciation and FERC Order No. 636 transition costs.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   EXECUTIVE OFFICERS OF THE REGISTRANT
                   ------------------------------------
                                                          Date of assuming
     Name               Age        Office                 present position
=====================   ====  =========================   =================

Gary L. Neale           56    Chairman, President and     March 1, 1993
                               Chief Executive Officer
                               and Director

Stephen P. Adik         52    Executive Vice President    January 1, 1996
                               and Chief Financial
                               Officer Finance and
                               Administration

Patrick J. Mulchay      54    Executive Vice President    January 1, 1994
                               and Chief Operating
                               Officer, Electric

Jeffrey W. Yundt        50    Executive Vice President    January 1, 1994
                               and Chief Operating
                               Officer, Gas

John W. Dunn            51    Group Vice President,       January 1, 1996
                               Corporate Services and
                               Chief Technology Officer

Barbara D. Haas         55    Group Vice President,       January 1, 1996
                               Marketing and Community
                               Relations

Joseph L. Turner, Jr.   59    Group Vice President,       January 1, 1996
                               Major Accounts

James K. Abcouwer       42    Vice President, Gas Supply  June 27, 1994

Jerry L. Godwin         53    Vice President, Electric    October 31, 1994
                               Supply

Owen C. Johnson, Jr.    49    Vice President, Human       January 1, 1994
                               Resources

David A. Kelly          57    Vice President, Real        January 1, 1994
                               Estate and Taxes

Mark T. Maassel         41    Vice President, Electric    January 1, 1994
                               Service and Sales

Robert W. Schacht       45    Vice President, Gas         January 1, 1994
                               Service and Sales

Jerry M. Springer       63    Vice President, Finance     January 1, 1994
                               and Accounting

Francis P. Girot, Jr.   51    Treasurer                   March 1, 1990

Arthur A. Paquin        48    Controller                  April 1, 1986

Nina M. Rausch          52    Secretary                   July 1, 1992

Gail W. Harowski        41    Auditor                     January 1, 1996

Richard M. Schumacher   47    Assistant Secretary         April 13, 1994


      Throughout the past five years, each of the executive officers has been continuously active in the business of Northern Indiana except as follows:
Prior to May 18, 1992, Barbara D. Haas was Senior Vice President, Director of Marketing of Gainer Bank; prior to June 27, 1994, James K. Abcouwer was Vice President of Natural Gas of GSC - Energy Corporation; prior to October 31, 1994, Jerry L. Godwin was Senior Vice President, Wholesale Marketing and Power Supply of Public Service Company of New Mexico; prior to December 31, 1991, David A. Kelly was Partner, Tax Division of Arthur Andersen LLP, and prior to January 1, 1993, Richard M. Schumacher was a partner of Eichhorn, Eichhorn, & Link.

      The following chart gives information about incumbent directors of Northern Indiana. All of Northern Indiana's directors are also directors of Industries. Upon recommendation of the Nominating and Compensation Committee, the Board of Directors has nominated for reelection as directors Ian M. Rolland, Edmund A. Schroer and John W. Thompson, each for a term of three years to be voted upon at the annual meeting of common shareholders of Industries to be held April 10, 1996.

                                                           Has Been
Name, Age and Principal Occupations for Past               Director
Five Years and Present Directorships Held                    Since
============================================              ==========
DIRECTORS WHOSE TERMS EXPIRE IN 1996

 Ian M. Rolland, 62-Chairman and Chief Executive Officer     1978
  of Lincoln National Corporation, Fort Wayne, Indiana,
  an insurance and financial services firm, since
  January 1, 1992, previously President and Chief
  Executive Officer of the Lincoln National Life
  Insurance Company.  Mr. Rolland is also a director of
  Lincoln National Corporation, Tokheim Corporation,
  Norwest Corporation and Norwest Bank Indiana, N.A.

 Edmund A. Schroer, 68-Retired March 1, 1993 as              1977
  Chairman, President and Chief Executive Officer
  of Industries and Chairman and Chief Executive
  Officer of Northern Indiana.

 John W. Thompson, 46-General Manager - Personal
  Software Products,IBM Corporation, Somers,                 1993
  New York.  IBM is a worldwide corporation, whose
  offerings include services, software systems,
  products and technologies.

DIRECTORS WHOSE TERMS EXPIRE IN 1997

 Arthur J. Decio, 65-Chairman of the Board and Chief         1991
  Executive Officer and Director of Skyline Corporation,
  Elkhart, Indiana, a manufacturer of manufactured
  housing and recreational vehicles.  Mr. Decio is also a
  director of Quality Dining, Inc.

 Gary L. Neale, 56-Chairman, President and Chief Executive   1991
  Officer of Industries and of Northern Indiana since
  March 1, 1993; prior thereto, Executive Vice President
  of Industries, and President and Chief Operating Officer
  of Northern Indiana.  Mr. Neale is also a director of
  Modine Manufacturing Company.

 Robert J. Welsh, 60-President and Chief Executive           1988
  Officer of Welsh, Inc., Merrillville, Indiana, a
  marketer of petroleum products through convenience
  stores and travel centers.  Mr. Welsh is also a director
  of NBD Indiana, Inc.

DIRECTORS WHOSE TERMS EXPIRE IN 1998

 Steven C. Beering, 63-President of Purdue University,       1986
  West Lafayette, Indiana.  Dr. Beering is also a
  director of Arvin Industries, Inc., American United
  Life Insurance Company and Eli Lilly and Company.

 Ernestine M. Raclin, 68-Chairman of the Board,              1983
  1st Source Corporation, a bank holding company,
  and 1st Source Bank, South Bend, Indiana.

 Denis E. Ribordy, 66-Chairman and Chief Executive           1981
  Officer of the Chicago Motor Club, Chicago, Illinois;
  retired President of Ribordy Drugs, Inc., Merrillville,
  Indiana, a retail drugstore chain.  Mr. Ribordy is
  also a director of Mercantile National Bank of Indiana.


ITEM 11.  EXECUTIVE COMPENSATION.
      SUMMARY. The following table summarizes all annual and long-term compensation for services to Industries and its subsidiaries, including Northern Indiana, for the years 1995, 1994 and 1993 awarded to, earned by or paid to the Chief Executive Officer of Industries during 1995 and the four other most highly compensated officers of Industries (named officer).

SUMMARY COMPENSATION TABLE
                                                Annual Compensation (1)
                                        -----------------------------------
                                                                    Other
                                                                    annual
                                                                    compen-
                                               Salary     Bonus     sation
Name and principal position             Year    ($)      ($)(2)     ($)(3)
===========================             ====  ========  =========  ========

Gary L. Neale, Chairman,                1995  $460,000  $286,120   $ 2,746
 President and Chief                    1994   460,000   230,000     1,903
 Executive Officer (6)                  1993   400,000   206,000     1,475

Stephen P. Adik, Executive Vice         1995   205,000   107,010     2,400
 President, Chief Financial             1994   205,000    82,000     1,118
 Officer and Treasurer                  1993   185,000    87,875       476

Patrick J. Mulchay, Executive           1995   175,000    91,350       756
 Vice President and Chief               1994   175,000    70,000       852
 Operating Officer - Electric           1993   140,000    66,500     1,057

Jeffrey W. Yundt, Executive             1995   175,000    91,350     1,217
 Vice President and Chief               1994   175,000    70,000     1,174
 Operating Officer - Gas                1993   157,000    74,575     1,028

John W. Dunn, Group Vice                1995   165,000    68,904       450
 President and Chief                    1994   165,000    66,000       811
 Technology Officer                     1993   157,000    74,575       834

                                         Long Term Compensation
                                        -----------------------
                                            Awards          Payouts
                                      --------------------- ---------
                                                 Secur-    Long-Term
                                       Re-       ities     Stock In- All
                                       stricted  Under-    centive   other
                                       stock     lying     Plan      compen-
                                       awards    Options/  Payouts   sation
Name and principal position      Year     ($)    SARs(#)   ($)(4)     ($)(5)
===========================      ====  ========  ========  ========  =======

Gary L. Neale, Chairman,         1995     0       20,000   $527,812  $10,168
 President and Chief             1994     0       25,000          0   11,190
 Executive Officer (6)           1993     0       25,000          0   10,479

Stephen P. Adik, Executive Vice  1995     0       10,000    263,906    1,992
 President, Chief Financial      1994     0        8,000          0    1,927
 Officer and Treasurer           1993     0        8,000     32,563    2,877

Patrick J. Mulchay, Executive    1995     0       10,000     87,968    3,344
 Vice President and Chief        1994     0        8,000          0    3,078
 Operating Officer - Electric    1993     0        8,000          0    4,332

Jeffrey W. Yundt, Executive      1995     0       10,000    263,906      800
 Vice President and Chief        1994     0        8,000          0      739
 Operating Officer - Gas         1993     0        8,000     32,563    1,134

John W. Dunn, Group Vice         1995     0        5,000    263,906    2,506
 President and Chief             1994     0        6,500          0    2,275
 Technology Officer              1993     0        8,000     32,563      951

  (1) Compensation deferred at the election of Named Officer is reported in the category and year in which such compensation was earned.

  (2) All bonuses are paid pursuant to the Senior Management Incentive Plan (Bonus Plan). The Bonus Plan is designed to supplement a conservative base salary with incentive bonus payments if targeted financial performance is attained. The 1995 target aggregate payout for the Bonus Plan for the Named Officers was $619,500, which was slightly less than the actual aggregate payout for the Named Officers.

  (3) In accordance with applicable Securities and Exchange Commission rules, the amounts shown for each of the Named Officers do not include perquisites and other personal benefits, as the aggregate amount of such benefits is less than the lesser of $50,000 and 10% of the total salary and bonus of such Named Officer.

  (4) The payouts shown are based on the value, at date of vesting, of restricted shares awarded under Industries' 1988 Long-Term
      Incentive Plan (Incentive Plan) which vested during the years shown. Vesting was based on meeting certain performance requirements. Total restricted shares held (assuming 100% vesting) and aggregate market value at December 29, 1995 (based on the average of the high and low prices for that date as reported in "The Wall Street Journal") for the Named Officers from awards in 1991 and 1995 were as follows:
      Mr. Neale, 60,000 shares valued at $2,295,000; Messrs. Adik, Mulchay and Yundt, 27,500 shares each valued at $1,051,875; and Mr. Dunn, 19,500 shares valued at $745,875. Dividends on the restricted shares are paid to the Named Officers.

  (5) The Chairman, President, and Chief Executive Officer, the
      Executive Vice Presidents and certain Vice Presidents of Industries and Northern Indiana have available to them a supplemental life insurance plan which provides split-dollar coverage of up to 3.5 times base compensation as of commencement of the plan in 1991 and could provide life insurance coverage after retirement if there is adequate cash value in the respective policy. "All other compensation" represents Industries contributions to the 401(k) Plan and the dollar value of the benefit to the Named Officers of the remainder of the premiums paid by Industries during 1995 on behalf of the Named
      Officers under the supplemental life insurance plan, as follows:
      Mr. Neale-$9,195 premium value and $973 term insurance cost;
      Mr. Adik-$940 401(k) Plan, $647 premium value and $405 term insurance cost; Mr. Mulchay, $349 401(k) Plan, $2,634 premium value and
      $361 term insurance cost; Mr. Yundt, $474 premium value and $326 term insurance cost and Mr. Dunn-$193 401(k) Plan, $1,954 premium value and $359 term insurance cost.

  (6) Prior to March 1, 1993, Mr. Neale served as Executive Vice President of Industries and President and Chief Operating Officer of Northern Indiana.

      OPTION GRANTS IN 1995. The following table sets forth grants of options to purchase Common Shares made during 1995 to the Named Officers. No stock appreciation rights were awarded during 1995.

OPTION/SAR/GRANTS IN LAST FISCAL YEAR
Individual Grants

                     Number
                     of
                     Secu-     Percent of
                     rities    Total
                     Under-    Options/
                     lying     SARs                               Grant
                     Options/  granted to  Exercise               Date
                     SARs      Employees   or Base                Present
                     Granted   in Fiscal   Price      Expiration  Value
Name                 (#)(1)    Year (2)    ($/Sh)(3)  Date        ($) (4)
===================  ========  ==========  =========  ==========  ========

Gary L. Neale         20,000     7.1%       $ 32.44    08/22/05   $ 74,200
Stephen P. Adik       10,000     3.5%         32.44    08/22/05     37,100
Patrick J. Mulchay    10,000     3.5%         32.44    08/22/05     37,100
Jeffrey W. Yundt      10,000     3.5%         32.44    08/22/05     37,100
John W. Dunn           5,000     1.8%         32.44    08/22/05     18,550


  (1) All options granted in 1995 are fully exercisable commencing one year from the date of grant. Vesting may be accelerated as a result of certain events relating to a change in control of Industries. The exercise price and tax withholding obligation related to exercise may be paid by delivery of already owned Common Shares or by reducing the number of Common Shares received on exercise, subject to certain conditions.

  (2) Based on an aggregate of 282,450 options granted to all employees in 1995.

  (3) All options were granted at the average of high and low prices as reported in "The Wall Street Journal" on the date of grant.

  (4) Grant date present value is determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model were as follows: volatility: 13% (calculated using daily Common Shares prices for the twelve-month period preceding the date of grant); risk-free rate of return-6.49% (the rate for a ten-year U.S. treasury); dividend yield-$1.50; option term-ten years; vesting-100% one year after date of grant; and turnover-9% (to reflect the probability of forfeiture due to termination of employment prior to vesting) and 18% (to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date). No assumptions relating to non-transferability or risk of forfeiture were made. Actual gains, if any, on option exercises and Common Shares are dependent on the future performance of the Common Shares and overall market condition. There can be no assurance that the amounts reflected in this table will be achieved.


      OPTION EXERCISE IN 1995. The following table sets forth certain information concerning the exercise of options or stock appreciation rights ("SARs") during 1995 by each of the Named Officers and the number and value of unexercised options and SARs at December 31, 1995.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES
                                               Number of Securities
                     Shares                   Underlying Unexercised
                    Acquired                  Options/SARs at Fiscal
                       on        Value            Year-End (#) (1)
                    Exercise    Realized    -----------------------------
     Name             (#)         ($)       Exercisable     Unexercisable
==================  ========    ========    ===========     =============

Gary L. Neale            0      $      0        100,000           20,000
Stephen P. Adik          0             0         51,600           10,000
Patrick J. Mulchay   2,000        43,000         37,200           10,000
Jeffrey W. Yundt     4,300        92,987         46,000           10,000
John W. Dunn         2,500        44,375         36,500            5,000

                                               Value of Unexercised
                                             In-the-money Options/SARs
                                              at Fiscal Year-End($) (2)
                                           -------------------------------
     Name                                   Exercisable     Unexercisable
================                           =============   ===============

Gary L. Neale                                $1,242,812       $  116,250
Stephen P. Adik                                 796,700           58,125
Patrick J. Mulchay                              456,875           58,125
Jeffrey W. Yundt                                643,750           58,125
John W. Dunn                                    460,875           29,052

  (1) Includes some SARs granted in tandem with options.

  (2) Represents the difference between the option exercise price and $38.25, the average of high and low prices of Industries'
      Common Shares on December 29, 1995, as reported in "The Wall Street Journal."


      LONG-TERM INCENTIVE PLAN AWARDS IN 1995. The following table sets forth restricted shares awarded pursuant to the Incentive Plan during 1995 to each of the Named Officers.

LONG-TERM STOCK INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                      Number of   Performance      Estimated Future Payouts
                        Shares      or Other          Under Non-Stock
                        Units       Period            Price-Based Plans
                      or Other     Until       ----------------------------
                       Rights     Maturation    Threshold   Target   Maximum
     Name                (#)       or Payout         (#)        (#)      (#)
==================   ==========   ===========   =========   ======   =======

Gary L. Neale        45,000       5 years            0      45,000    90,000
Stephen P. Adik      20,000       5 years            0      20,000    40,000
Patrick J. Mulchay   20,000       5 years            0      20,000    40,000
Jeffrey W. Yundt     20,000       5 years            0      20,000    40,000
John W. Dunn         12,000       5 years            0      12,000    24,000


      The restrictions on shares awarded during 1995 lapse five years from the date of grant. The vesting of the restricted shares is variable from 0% to 200% of the number awarded, based upon a combination of meeting target earnings per share goals and having a favorable stock price-to-earnings ratio relative to other comparable energy companies over the five-year period.
There is a two-year holding period of the shares after the restrictions lapse.

      PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The following table shows estimated annual benefits, giving effect to Industries' Supplemental Executive Retirement Plan (as described below), payable upon retirement to persons in the specified remuneration and years-of-service classifications.

PENSION PLAN TABLE
                                       Years of service
                    -----------------------------------------------------
Remuneration            15         20         25         30         35
============        =========  =========  =========  =========  =========

$ 200,000           $  79,500  $ 106,000  $ 111,000  $ 116,000  $ 116,000
  250,000             102,000    136,000    142,250    148,500    148,500
  300,000             124,500    166,000    173,500    181,000    181,000
  350,000             147,000    196,000    204,750    213,500    213,500
  400,000             169,500    226,000    236,000    246,000    246,000
  450,000             192,000    256,000    267,250    278,500    278,500
  500,000             214,500    286,000    298,500    311,000    311,000
  550,000             237,000    316,000    329,750    343,500    343,500
  600,000             259,500    346,000    361,000    376,000    376,000
  650,000             282,000    376,000    392,250    408,500    408,500
  700,000             304,500    406,000    423,500    441,000    441,000
  750,000             327,000    436,000    454,750    473,500    473,500
  800,000             349,500    466,000    486,000    506,000    506,000
  850,000             372,000    496,000    517,250    538,500    538,500
  900,000             394,500    526,000    548,500    571,000    571,000


      The credited years of service for the officers shown in the Summary Compensation table, pursuant to the Supplemental Plan, are as follows: Gary L. Neale - 21 years; Stephen P. Adik - 17 years; Patrick J. Mulchay - 33 years; Jeffrey W. Yundt - 16 years; and John W. Dunn - 24 years.

      Upon their retirement, regular employees and officers of Industries and its subsidiaries which adopt the plan (including directors who are also full-time officers) will be entitled to a monthly pension in accordance with the provisions of Industries' pension plan, effective as of January 1, 1945. The directors who are not and have not been officers of Industries are not included in the pension plan. The pensions are payable out of a trust fund established under the pension plan with The Northern Trust Company, trustee. The trust fund consists of contributions made by Industries and the earnings of the fund. Over a period of years the contributions are intended to result in over-all actuarial solvency of the trust fund. The pension plan of Industries has been qualified as non-discriminatory under Sections 401 and 404 of the Internal Revenue Code of 1986 (the "Code").

      Pension benefits are determined separately for each participant. The formula for a monthly payment for retirement at age 65 is 1.7% of average monthly compensation multiplied by years of service (to a maximum of 30 years) plus 0.6% of average monthly compensation multiplied by years of service over
30. Average monthly compensation is the average for the 60 consecutive highest paid months in the employee's last 120 months of service. Covered compensation is defined as wages reported as W-2 earnings plus any salary reduction contributions made under the 401(k) Plan and an amount equivalent to base pay for certain non-compensated periods of authorized leave of absence, minus any amounts paid for unused vacations accrued.

      Industries also has a Supplemental Executive Retirement Plan for officers. Participants in the Plan are selected by the Board of Directors. Benefits from the Plan are to be paid from the general assets of Industries.

      The Supplemental Plan provides the larger of (i) 60% of five-year average pay less Primary Social Security Benefits (prorated for less than 20 years of service) and an additional 0.5% of 5-year average pay less Primary Social Security Benefits per year for participants with between 20 and 30 years of service, or (ii) the benefit formula under the Industries' Pension Plan. In either case, the benefit is reduced by the actual pension payable from Industries' Pension Plan. In addition, the Supplemental Plan provides certain disability and pre-retirement death benefits for the spouse of a participant.

      CHANGE IN CONTROL AND TERMINATION AGREEMENTS. The Board of Directors of Industries has authorized Change in Control and Termination Agreements ("the Agreements") with Mr. Neale and the Vice Presidents of Industries (including each of the Named Officers) (each such person being an "executive"). Industries believes that these Agreements and related shareholder rights protections are in the best interest of the shareholders, to insure that in the event of extraordinary events, totally independent judgment is enhanced to maximize shareholder value. The Agreements, which are terminable upon three years' notice, provide for the payment of three times then current annual base salary and the continuation of certain employee benefits for a period of 36 months ("the Severance Period"), if the executive's employment is terminated within 24 months in the event of certain changes in control of Industries. Based on their 1995 base salaries, the amounts that would be payable to the Named Officers would be as follows: Gary L. Neale - $1,380,000; Stephen P. Adik - $615,000; Patrick J. Mulchay - $525,000; Jeffrey W. Yundt - $525,000; and John W. Dunn- $495,000.

      The executive would receive full benefits under any supplemental retirement plan of Industries, offset by amounts paid to the executive from any qualified retirement plans of Industries. All stock options held by the executive would become immediately exercisable upon the date of termination of employment, and the restrictions would lapse on all restricted shares awarded to the executive. If any penalty tax under the Code is imposed on the payment of three times base salary, Industries would increase the payment to the extent necessary to compensate the executive for the imposition of such tax.

      During the Severance Period, the executive and spouse would continue to be covered by applicable health or welfare plans of Industries. If the executive died during the Severance Period, all amounts payable to the executive would be paid to a named beneficiary. No amounts would be payable under the Agreement if the executive's employment were terminated by Industries for Good Cause (as defined in the Agreements).

      The Agreement with Mr. Neale also provides for the same severance payments as above described in the event his employment is terminated at any time by Industries (other than for Good Cause) or due to death or disability, or if he voluntarily terminates employment with Good Reason (as defined in the Agreements).

      COMPENSATION OF DIRECTORS. Each director who is not receiving a salary from Industries is paid $15,000 per year, $3,000 annually per standing committee on which the director sits, $1,000 annually for each committee chairmanship, $750 for each Board meeting attended and $750 per committee meeting attended. Directors of Industries do not receive any additional compensation for services as a director of any Industries subsidiary, including Northern Indiana. Under a deferred compensation arrangement, directors may have their fees deferred in the current year and credited to an interest-bearing account or to a phantom stock account for payment in the future.

      Industries' Nonemployee Director Retirement Plan provides a retirement benefit for each nonemployee director of Industries who has completed at least five years of service on the Board. The benefit will be an amount equal to the annual retainer for Board service in effect at the time of the director's retirement from the Board, to be paid for the lesser of ten years or the number of years of service as a nonemployee director of Industries.

      Industries' Nonemployee Director Stock Incentive Plan provides for grants of restricted Common Shares to nonemployee directors of Industries. Initial grants were made in 1992, following shareholder approval of the plan, at the level of 250 shares for each year of service as a director, and 1,000 restricted Common Shares have been granted to each nonemployee director elected or reelected since that date. A grant of 1,000 shares will be made in the future to each person, other than an employee of Industries, who is elected or reelected as a director of Industries. The grants of restricted shares vest in 20% annual increments, with full vesting five years after the date of award.

      Industries has adopted a Directors' Charitable Gift Program for nonemployee directors. Under the program, Industries makes a donation to one or more eligible tax-exempt organizations as designated by each eligible director. Industries contributes up to an aggregate of $125,000 as designated by nonemployee directors having served as a director of Industries for at least five years and up to $250,000 as designated by those having served ten years or more. Organizations eligible to receive a gift under the program include charitable organizations and educational institutions located in Indiana and educational institutions that the director attended or for which he or she serves on its governing board. Individual directors will derive no financial benefit from the program, as all deductions relating to the charitable donations will accrue solely to Industries. All current nonemployee directors are eligible to participate in the program.

      An agreement between Industries and Mr. Schroer, retired Chairman, President and Chief Executive Officer of Industries, provided that, for a period of three years ended March 1, 1996, he was engaged by Industries as a independent consultant for an annual fee of $200,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) The Financial Statements filed herewith as part of this report on Form 10-K are listed on the Index to Financial Statements under Item 8 on page 18.

         (2)  The following is a list of the Financial Statement
              Schedule filed herewith as part of this report on Form 10-K:

Schedule                                                Page of
Number                    Description                  1995 10-K
=========     =================================       ===========

   II         Valuation and Qualifying Accounts       56, 57 & 58


         (3) Exhibit - The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 60 - 61.

     (b)  Reports on Form 8-K:  None

PART IV

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                     Twelve Months Ended December 31, 1995
                            (Dollars in thousands)

        COL.A           COL.B          COL.C              COL.D       COL.E
--------------------   -------  --------------------  ------------  --------

                                     Additions         Deductions
                                --------------------  for Purposes
                       Balance  Charged to  Charged    for which    Balance
                       Jan. 1,   Costs and  to Other    Reserves    Dec. 31,
    Description          1995    Expenses   Accounts  were Created    1995
====================   =======  ==========  ========  ============  ========

Reserves Deducted
 In Consolidated
 Balance Sheet From
 Assets To Which
 They Apply:
  Reserve for
   accounts
   receivables         $ 3,955  $    6,555  $      0  $   4,092     $  6,418

Reserves Classified
 Under Reserve
 Section of
 Consolidated
 Balance Sheet:
  Injuries and
   damages reserve     $ 2,538  $    2,800  $      0  $   3,501     $  1,837
  Miscellaneous
   operating
   reserves          $  7,331   $    2,885  $      0  $   1,635     $  8,581


PART IV

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS


                     Twelve Months Ended December 31, 1994
                            (Dollars in thousands)

        COL.A           COL.B          COL.C              COL.D       COL.E
--------------------   -------  --------------------  ------------  --------

                                     Additions         Deductions
                                --------------------  for Purposes
                       Balance  Charged to  Charged    for which    Balance
                       Jan. 1,   Costs and  to Other    Reserves    Dec. 31,
    Description          1994    Expenses   Accounts  were Created    1994
====================   =======  ==========  ========  ============  ========


Reserves Deducted
 In Consolidated
 Balance Sheet From
 Assets To Which
 They Apply:
  Reserve for
   accounts
   receivables       $ 3,614   $ 6,510    $    0      $   6,169     $  3,955

Reserves Classified
 Under Reserve
 Section of
 Consolidated
 Balance Sheet:
  Injuries and
   damages reserve   $ 3,994   $ 3,350    $    0      $   4,806     $  2,538
  Miscellaneous
   operating
   reserves          $ 5,852   $ 2,530    $    0      $   1,051     $  7,331


PART IV

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                     Twelve Months Ended December 31, 1993
                            (Dollars in thousands)

        COL.A           COL.B          COL.C              COL.D       COL.E
--------------------   -------  --------------------  ------------  --------

                                     Additions         Deductions
                                --------------------  for Purposes
                       Balance  Charged to  Charged    for which    Balance
                       Jan. 1,   Costs and  to Other    Reserves    Dec. 31,
    Description          1993    Expenses   Accounts  were Created    1993
====================   =======  ==========  ========  ============  ========

Reserves Deducted
 In Consolidated
 Balance Sheet From
 Assets To Which
 They Apply:
  Reserve for
   accounts
   receivables       $ 4,032   $ 4,780    $    0      $   5,198     $  3,614

Reserves Classified
 Under Reserve
 Section of
 Consolidated
 Balance Sheet:
  Injuries and
   damages reserve   $ 4,367   $ 4,450    $    0      $   4,823     $  3,994
  Miscellaneous
   operating
   reserves          $ 3,925   $ 2,036    $    0      $     109     $  5,852


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Northern Indiana Public Service Company
                                             (Registrant)

Date      March 28, 1996      By           /s/ Gary L. Neale
     ------------------------    --------------------------------------------
                                   Gary L. Neale, Its Chairman and President

      Pursuant to the requirements of the Securities exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                       Title                      Date
===========================   ===============================   ==============

/s/    Gary L. Neale          Chairman, President, Principal
---------------------------    Executive Officer and Director

/s/    Stephen P. Adik        Executive Vice President and
---------------------------    Principal Financial Officer

/s/    Arthur A. Paquin       Controller and Principal
---------------------------    Accounting Officer

/s/    Steven C. Beering      Director
---------------------------

/s/    Arthur J. Decio        Director                          March 28, 1996
---------------------------

/s/    Ernestine M. Raclin    Director
---------------------------

/s/    Denis E. Ribordy       Director
---------------------------

/s/    Ian M. Rolland         Director
---------------------------

/s/    Edmund A. Schroer      Director
---------------------------

/s/    John W. Thompson       Director
---------------------------

/s/    Robert J. Welsh,       Director
---------------------------



                               EXHIBIT INDEX
 Exhibit
 Number                      Description of Item
========    ===============================================================

(3.(i))     Amended Articles of Incorporation of April 14, 1982
             (incorporated by reference to Exhibit 1 to Northern Indiana
             Public Service Company (Northern Indiana) Current Report on
             Form 8-K dated May 5, 1982).

(3.(ii))    By-laws effective May 25, 1993.

(4.1)       Indenture dated August 1, 1939 between Northern Indiana and
             Trustees (incorporated by reference to Exhibit 7 to Northern
             Indiana Registration Statement (Registration No. 2-5178)).

(4.2)       Third Supplemental Indenture dated August 1, 1943
             (incorporated by reference to Exhibit 7-C to Northern Indiana
             Registration Statement (Registration No. 2-5178)).

(4.3)       Eighteenth Supplemental Indenture dated September 1, 1967
             (incorporated by reference to Exhibit 1 to Northern Indiana
             Current Report on Form 8-K dated October 9, 1967).

(4.4)       Nineteenth Supplemental Indenture dated October 1, 1968
             (incorporated by reference to Exhibit 1 to Northern Indiana
             Current Report on Form 8-K dated November 8, 1968).

(4.5)       Twenty-third Supplemental Indenture dated March 31, 1972
             (incorporated by reference to Exhibit 2 to Northern Indiana
             Current Report on Form 8-K dated May 5, 1972).

(4.6)       Thirty-third Supplemental Indenture dated June 1, 1980
             (incorporated by reference to Exhibit 1 to Northern Indiana
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1980).

(4.7)       Forty-first Supplemental Indenture dated July 1, 1991
             (incorporated by reference to Exhibit 1 to Northern Indiana
             Current Report on Form 8-K dated March 25, 1992).

(4.8)       Indenture, dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee
             (incorporated by reference to Exhibit 4 to Northern Indiana
             Registration Statement (Registration  No. 33-44193)).

(4.9)       First Supplemental Indenture between Northern Indiana and
             Manufacturers Hanover Trust Company, as Trustee
             (incorporated by reference to Exhibit 4.1 to Northern Indiana
             Registration Statement (Registration No. 33-63870)).

(4.10)      Memorandum of Agreement with City of Michigan City, Indiana
             (incorporated by reference to Exhibit 7 to Northern Indiana
             Registration Statement (Registration No. 2-48531)).

(4.11)      Financing Agreement No. 1 dated November 1, 1988 with Jasper
             County, Indiana regarding $37,000,000 Series 1988A Pollution
             Control Refunding Revenue Bonds.  Identical financing
             agreements between Registrant and Jasper County provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series
             1988C and $24,000,000 Series 1988D Pollution Control Refunding
             Revenue Bonds (incorporated by reference to Exhibit 8 to
             Northern Indiana Current Report on Form 8-K dated March 16,
             1989).

(4.12)      Financing Agreement dated July 1, 1991, with Jasper County
             Indiana regarding $55,000,000 Series 1991 Collateralized
             Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 3 to Northern Indiana Current Report of
             Form 8-K dated March 25, 1992).

(4.13)      Financing Agreement dated August 1, 1994, with Jasper County,
             Indiana regarding $10,000,000 Series 1994A, $18,000,000
             Series 1994B and $41,000,000 Series 1994C Pollution Control
             Refunding Revenue Bonds.

(10)        Amended and Restated Pension Plan Provisions effective
             January 1, 1989 (incorporated by reference to Exhibit 17 to
             Northern Indiana Current Report of Form 8-K dated March 25,
             1992).*

(27)        Financial Data Schedule.

*Management contract or compensatory plan arrangement of Northern Indiana Public Service Company.
