Form 10-Q
period 1996-03-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1996-05-15
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1996

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

        As of April 30, 1996, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Part I.  FINANCIAL INFORMATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
Northern Indiana Public Service Company:

        We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of March 31, 1996, and December 31, 1995, and the related consolidated statements of income, retained earnings and cash flows for the three and twelve month periods ended March 31, 1996, and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of March 31, 1996, and December 31, 1995, and the results of their operations and their cash flows for the three and twelve month periods ended March 31, 1996, and 1995, in conformity with generally accepted accounting principles.



                                                 Arthur Andersen LLP

Chicago, Illinois
April 26, 1996

                                              March 31,    December 31,
ASSETS                                          1996           1995
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $139,321 AND $145,078, RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  3,955,424   $  3,935,103
  Gas                                          1,149,630      1,143,021
  Common                                         351,581        350,168
                                            ------------   ------------
                                               5,456,635      5,428,292

    Less - Accumulated provision for
     depreciation and amortization             2,378,320      2,330,879
                                            ------------   ------------
      Total Utility Plant                      3,078,315      3,097,413
                                            ------------   ------------

OTHER PROPERTY AND INVESTMENTS                     8,395          8,787
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        13,251         11,478
 Accounts receivable, less reserve of
  $4,991 and $6,418, respectively (Note 2)       120,235         96,076
 Fuel adjustment clause (Note 2)                   8,467         10,301
 Gas cost adjustment clause (Note 2)              51,022          4,113
 Materials and supplies, at average cost          62,791         63,824
 Electric production fuel, at average cost        19,946         14,258
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         10,949         53,413
 Prepayments and other                            20,272         13,050
                                            ------------   ------------
      Total Current Assets                       306,933        266,513
                                            ------------   ------------

OTHER ASSETS:
 Regulatory assets (Note 2)                      211,074        211,859
 Deferred charges and other noncurrent
  assets                                          42,990         21,627
                                            ------------   ------------
      Total Other Assets                         254,064        233,486
                                            ------------   ------------
                                            $  3,647,707   $  3,606,199
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET
                                              March 31,    December 31,
CAPITALIZATION AND LIABILITIES                  1996           1995
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized
   75,000,000 shares, issued and
    outstanding
   73,282,258 shares (Note 13)              $    859,488   $    859,488
 Additional paid-in capital                       12,500         12,500
 Retained earnings (see accompanying
  statement) (Note 12)                           168,618        144,839
                                            ------------   ------------
 Common shareholders' equity                   1,040,606      1,016,827
 Cumulative preferred stocks (Note 9)
  Series without mandatory redemption
   provisions (Note 10)                           81,325         81,325
  Series with mandatory redemption
   provisions (Note 11)                           63,651         63,651
 Long-term debt excluding amounts due
  within one year (Note 15)                    1,058,881      1,058,741
                                            ------------   ------------
      Total Capitalization                     2,244,463      2,220,544
                                            ------------   ------------

CURRENT LIABILITIES:
 Current portion of long-term debt (Note 16)      80,000         80,000
 Short-term borrowings (Note 17)                  97,500        163,600
 Accounts payable                                150,586        135,639
 Sinking funds due within one year
  (Notes 11 and 15)                                2,621          2,621
 Dividends declared on common and
  preferred stocks                                45,580         49,851
 Customer deposits                                11,226         10,230
 Taxes accrued                                    90,842         31,247
 Interest accrued                                 17,121          7,170
 Accrued employment costs                         37,780         45,771
 Other accruals                                   43,035         30,790
                                            ------------   ------------
      Total Current Liabilities                  576,291        556,919
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 6)                  588,407        587,809
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 6)                                       112,725        114,386
 Deferred credits                                 35,556         41,038
 Accrued liability for postretirement
  benefits (Note 8)                               80,259         73,682
 Regulatory income tax liability (Note 6)          2,911          5,783
 Other noncurrent liabilities                      7,095          6,038
                                            ------------   ------------
      Total Other                                826,953        828,736
                                            ------------   ------------

COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 4, 5, 18, and 19)

                                            $  3,647,707   $  3,606,199
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME

                                  Three Months             Twelve Months
                                 Ended March 31,          Ended March 31,
                            ----------------------   ----------------------
                               1996        1995         1996        1995
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4, and 21)
  Gas                       $  301,885  $  262,592   $  672,648  $  591,009
  Electric                     248,424     237,588    1,041,759     985,109
                            ----------  ----------   ----------  ----------
                               550,309     500,180    1,714,407   1,576,118
                            ----------  ----------   ----------  ----------

Cost of Energy: (Note 2)
 Gas costs                     183,202     158,388      391,301     344,651
 Fuel for electric
  generation                    57,202      53,785      245,754     237,775
 Power purchased                11,961      10,964       44,678      34,365
                            ----------  ----------   ----------  ----------
                               252,365     223,137      681,733     616,791
                            ----------  ----------   ----------  ----------

Operating Margin               297,944     277,043    1,032,674     959,327
                            ----------  ----------   ----------  ----------

Operating Expenses and
 Taxes (except income):
  Operation                     75,708      67,530      286,861     270,319
  Maintenance (Note 2)          17,520      21,124       73,349      79,942
  Depreciation and
   amortization (Note 2)        52,589      48,391      202,457     192,880
  Taxes (except income)         20,058      19,836       72,053      70,208
                            ----------  ----------   ----------  ----------
                               165,875     156,881      634,720     613,349
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes          132,069     120,162      397,954     345,978
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 6)                       40,068      36,440      110,202      95,972
                            ----------  ----------   ----------  ----------

Operating Income                92,001      83,722      287,752     250,006
                            ----------  ----------   ----------  ----------

Other Income (Deductions)
 (Note 2)                         (994)       (778)      (3,835)      2,946
                            ----------  ----------   ----------  ----------
Income Before Interest
 and Other Charges              91,007      82,944      283,917     252,952
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     17,935      17,414       72,860      68,549
 Other interest                  1,995       2,868        7,522      10,845
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (230)     (1,842)      (1,708)     (5,227)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,079         974        4,224       3,746
                            ----------  ----------   ----------  ----------
                                20,779      19,414       82,898      77,913
                            ----------  ----------   ----------  ----------

Net Income                      70,228      63,530      201,019     175,039

Dividend requirements on
 preferred shares                2,199       2,325        8,920       9,669
                            ----------  ----------   ----------  ----------

Balance available
 for common shares          $   68,029  $   61,205   $  192,099  $  165,370
                            ==========  ==========   ==========  ==========

Dividends declared          $   44,250  $   44,750   $  185,225  $  171,850
                            ==========  ==========   ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                         Three Months          Twelve Months
                                        Ended March 31,       Ended March 31,
                                       1996      1995        1996      1995
                                     ========= =========   ========= =========
                                                (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD                              $ 144,839 $ 145,289   $ 161,744 $ 168,224

ADD:
 Net income                             70,228    63,530     201,019   175,039
                                     --------- ---------   --------- ---------
                                       215,067   208,819     362,763   343,263
                                     --------- ---------   --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series                           222       224         889       897
   4-1/2% series                            91        91         360       360
   4.22%  series                           113       113         448       448
   4.88%  series                           122       122         488       488
   7.44%  series                            77        77         312       312
   7.50%  series                            66        66         261       261
   8.85%  series                           222       240         885       978
   7-3/4% series                           102       113         438       481
   8.35%  series                           151       163         610       659
   6.50%  series                           698       698       2,795     2,795

   Adjustable
    Rate,
    Series A                               335       418       1,434     1,990

  Common shares                         44,250    44,750     185,225   171,850
                                     --------- ---------   --------- ---------
                                        46,449    47,075     194,145   181,519
                                     --------- ---------   --------- ---------

BALANCE AT END
 OF PERIOD                           $ 168,618 $ 161,744   $ 168,618 $ 161,744
                                     ========= =========   ========= =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                    Three Months             Twelve Months
                                   Ended March 31,          Ended March 31,
                                ---------------------   ---------------------
                                  1996        1995        1996        1995
                                =========   =========   =========   =========
                                            (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                     $  70,228   $  63,530   $ 201,019   $ 175,039

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization    52,589      48,391     202,457     192,880
  Deferred federal and state
   operating income taxes, net     14,887     (17,136)     28,776     (13,419)
  Deferred investment tax
   credits, net                    (1,661)     (1,859)     (7,238)     (7,322)
  Advance contract payment        (18,525)          0     (18,525)          0
  Change in certain assets and
   liabilities  -
    Accounts receivable, net      (24,159)    (22,205)    (17,053)     33,899
    Electric production fuel       (5,688)     (6,588)      4,989      (1,482)
    Materials and supplies          1,033      (1,840)      2,884        (230)
    Natural gas in storage         42,464      52,200       9,313      (3,363)
    Accounts payable               14,947     (17,472)     26,040     (46,929)
    Taxes accrued                  42,283      70,438     (39,311)      9,388
    Fuel adjustment clause          1,834       1,247      (8,100)      8,910
    Gas cost adjustment clause    (46,909)     42,524     (65,702)     14,680
    Accrued employment costs       (7,991)     (4,598)       (882)      1,826
    Other accruals                 12,245      21,962      11,399       5,243
  Other, net                        4,732      11,926      (6,306)     24,823
                                ---------   ---------   ---------   ---------
       Net cash provided by
        operating activities      152,309     240,520     323,760     393,943
                                ---------   ---------   ---------   ---------
CASH FLOWS PROVIDED BY (USED
 IN) INVESTING ACTIVITIES:
  Construction expenditures       (34,327)    (48,695)   (171,192)   (193,243)
  Other, net                          470         102        (382)      5,802
                                ---------   ---------   ---------   ---------
    Net cash used in investing
     activities                   (33,857)    (48,593)   (171,574)   (187,441)
                                ---------   ---------   ---------   ---------
CASH FLOWS PROVIDED BY (USED
 IN) FINANCING ACTIVITIES:
  Issuance of long-term debt            0           0     168,386     188,489
  Issuance of short-term debt     273,400     267,500     949,100   1,163,026
  Net change in commercial paper  (27,400)    (86,600)    (52,500)     69,900
  Retirement of long-term debt          0         (10)   (120,858)   (205,256)
  Retirement of short-term debt  (312,100)   (331,800)   (897,400) (1,249,626)
  Retirement of preferred shares        0      (3,570)     (3,525)    (13,924)
  Cash dividends paid on common
   shares                         (48,500)    (42,435)   (186,540)   (168,000)
  Cash dividends paid on
   preferred shares                (2,219)     (3,183)     (8,277)    (10,801)
  Other, net                          140          99        (243)         99
                                ---------   ---------   ---------   ---------
    Net cash used in financing
     activities                  (116,679)   (199,999)   (151,857)   (226,093)
                                ---------   ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS               1,773      (8,072)        329     (19,591)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD            11,478      20,994      12,922      32,513
                                ---------   ---------   ---------   ---------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD               $  13,251   $  12,922   $  13,251   $  12,922
                                =========   =========   =========   =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NIPSCO Industries, Inc. (Industries) was incorporated in Indiana on September 22, 1987 and became the parent of Northern Indiana Public Service Company (Northern Indiana) on March 3, 1988. Northern Indiana is a public utility operating company supplying electricity and gas to the public in the northern third of Indiana.

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

      USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      OPERATING REVENUES. Revenues are recorded based on estimated service rendered, but are billed to customers monthly on a cycle basis.

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.2% and 4.1%, for the three-month and twelve-month periods ended March 31, 1996, respectively; and 4.0% and 4.1% for the three-month and twelve-month periods ended March 31, 1995. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

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

      AMORTIZATION OF SOFTWARE COSTS. Northern Indiana amortizes capitalized software costs using the straight-line method based on estimated economic lives.

      COAL RESERVES. Northern Indiana has a long-term mining contract to mine its coal reserves through the year 2001. The costs of these reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

      POWER PURCHASED. Power purchases and net interchange power with other electric utilities under interconnection agreements are included in Cost of Energy under the caption "Power purchased."

      ACCOUNTS RECEIVABLE. At March 31, 1996, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 1997. The March 31, 1996 and December 31, 1995 accounts receivable balances include approximately $5.5 million and $6.1 million, respectively, due from Industries.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                                         Three Months         Twelve Months
                                        Ended March 31,      Ended March 31,
                                      ------------------   ------------------
                                        1996      1995       1996      1995
                                      ========  ========   ========  ========
                                              (Dollars in thousands)

Income taxes                          $      0  $      0   $128,487  $110,087

Interest, net of
 amounts
 capitalized                          $  8,885  $ 14,276   $ 75,244  $ 80,649


      FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the Indiana
Utility Regulatory Commission (Commission) applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing.
Northern Indiana records any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period.

      GAS COST ADJUSTMENT CLAUSE. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage, and storage transportation charges. Northern Indiana records any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to its customers. The gas cost adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. See Note 4, FERC Order No. 636 for a discussion of gas transition cost charges.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in March 31, 1996 and December, 1995 the estimated replacement cost of gas in storage (current and non-current) at March 31, 1996 and December 31, 1995 exceeded the stated LIFO cost by approximately $28 million and $30 million, respectively.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Federal Energy Regulatory Commission (FERC). Accordingly,
Northern Indiana's accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the
Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions, and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. The regulatory assets below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets below might be required. Regulatory assets were comprised of the following items and were reflected in the Consolidated Balance Sheet as follows:


                                                  March 31,    December 31,
                                                    1996           1995
                                                ============   ============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 15)                                 $     52,488   $     53,354
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                73,926         74,981
Bailly scrubber carrying charges and
 deferred depreciation (See below)                    11,342         11,517
Deferral of SFAS No. 106 expense not
 recovered (Note 8)                                   69,914         64,624
FERC Order No. 636
 transition costs (Note 4)                            27,601         25,038
                                                ------------   ------------
                                                     235,271        229,514
Less: Current portion of regulatory assets            24,197         17,655
                                                ------------   ------------
                                                $    211,074   $    211,859
                                                ============   ============

      In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement imposes stricter criteria for retention of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Northern Indiana adopted this standard on January 1, 1996 and adoption did not impact its financial position or results of operations.

      CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of R. M. Schahfer Units 17 and 18, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the Commission until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

      Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the Commission. Pursuant to such order, capitalization of carrying charges and deferral of depreciation and certain operating expenses ceased on December 31, 1995. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.

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

      At January 1, 1994, a pre-tax rate of 5.0% for all construction was being used; effective January 1, 1995 the rate increased to 6.0%; and effective January 1, 1996 the rate remained at 6.0%.

      INCOME TAXES. Deferred income taxes are recognized as costs in the rate-making process by the commissions having jurisdiction over the rates charged by Northern Indiana. Deferred income taxes are provided as a result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. These taxes are reversed by a debit or credit to deferred income tax expense as the temporary differences reverse. Investment tax credits have been deferred and are being amortized to income over the life of the related property.

(3)   PENDING TAX MATTER:  On  August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been subject to United States tax withholding. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana challenged the assessment in the United States Tax Court (Tax Court) and the matter was tried in 1994. On November 6, 1995, the Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. On March 13, 1996, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Seventh Circuit, and on March 25, 1996 Northern Indiana filed its cross appeal. Northern Indiana's management and general counsel believe the ruling of the Tax Court will prevail.

(4)   FERC ORDER NO. 636.   Pursuant to FERC Order No. 636, interstate
pipeline sales services have been "unbundled" such that gas supplies are being sold separately from interstate transportation services. Northern Indiana has contracted for a mix of transportation and storage services from their pipeline suppliers which allows Northern Indiana to meet the needs of its customers. Pipelines are recovering, from their customers, certain transition costs associated with restructuring under the Order No. 636 regulation. Any such recovery is subject to established review procedures at the FERC.

      Northern Indiana expects that the total transition costs from all suppliers will approximate $137 million; however, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $93 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(5) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $5.1 million to cover probable corrective actions as of March 31, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

      Because of major investments made in modern environmental control facilities and the use of low-sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in the acid deposition provisions of the Clean Air Act Amendments of 1990
(CAAA). Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

      The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but Northern Indiana believes that any such mandated costs would be recoverable through the rate-making process.

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

      Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-three of these sites and made visual inspections of these sites. Initial samplings have been conducted at thirteen sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. Northern Indiana will continue its program to assess sites. During the follow-up investigation of the former manufactured-gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management (IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

      Northern Indiana was notified by the IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

      Northern Indiana has met with various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured-gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court.

      The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances, and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties.

(6) INCOME TAXES: Northern Indiana uses the liability method of accounting for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities.

      To the extent certain deferred income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the Consolidated Balance Sheet. These adjustments include the amounts reflecting Northern Indiana's obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal tax rate which are currently being credited to ratepayers using the average rate assumption method required by the Tax Reform Act of 1986 and the Commission. The Consolidated Balance Sheet at March 31, 1996 and December 31, 1995 reflects a net regulatory income tax liability of $2.9 million and $5.8 million, respectively. The net regulatory income tax liability is derived from regulatory assets primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process, and regulatory liabilities primarily attributable to deferred taxes provided at rates in excess of the current statutory rate, as discussed above, and unamortized deferred investment tax credits.

    Northern Indiana joins in the filing of consolidated tax returns with Industries and currently pays to Industries its separate return tax liability as defined in the Tax Sharing Agreement between Industries and its subsidiaries.

    The components of the net deferred income tax liability at March 31, 1996 and December 31, 1995 are as follows:

                                            March 31,    December 31,
                                              1996           1995
                                          ============   ============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $    703,621   $    700,137
 AFUDC-equity                                   39,518         40,083
 Adjustment clauses                             22,564          5,467
 Take-or-pay gas costs                           1,010          1,192
 Other regulatory assets                        29,521         28,912
 Reacquisition premium on debt                  19,909         20,237

Deferred tax assets -
 Deferred investment tax credits               (42,751)       (43,381)
 Removal costs                                (121,062)      (118,064)
 FERC Order No. 636 transition costs            (4,136)        (4,400)
 Other postretirement/postemployment
  benefits                                     (34,197)       (31,633)
 Regulatory income tax liability                (1,104)        (2,193)
 Other, net                                    (13,805)       (15,179)
                                          ------------   ------------
                                               599,088        581,178
Less: Deferred income taxes related to
 current assets and liabilities                 10,681         (6,631)
                                          ------------   ------------
Deferred income taxes - noncurrent        $    588,407   $    587,809
                                          ============   ============

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                      Three Months           Twelve Months
                                     Ended March 31,         Ended March 31,
                                  --------------------   --------------------
                                     1996       1995        1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  23,235  $  48,459   $  76,823  $ 101,515
 State                                3,607      6,976      11,841     15,198
                                  ---------  ---------   ---------  ---------
                                     26,842     55,435      88,664    116,713
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                             13,666    (15,861)     26,337    (12,546)
 State                                1,221     (1,275)      2,439       (873)
                                  ---------  ---------   ---------  ---------
                                     14,887    (17,136)     28,776    (13,419)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,661)    (1,859)     (7,238)    (7,322)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             40,068     36,440     110,202     95,972

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (640)      (992)     (2,864)   (11,355)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  39,428  $  35,448   $ 107,338  $  84,617
                                  =========  =========   =========  =========

      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                      Three Months           Twelve Months
                                     Ended March 31,        Ended March 31,
                                  --------------------   --------------------
                                     1996       1995       1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  70,228  $  63,530   $ 201,019  $ 175,039
Add-Income taxes                     39,428     35,448     107,338     84,617
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $ 109,656  $  98,978   $ 308,357  $ 259,656
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  38,380  $  34,642   $ 107,926  $  90,879

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                     983      1,004       3,997      4,081
  Amortization of deferred
   investment tax credits            (1,661)    (1,859)     (7,238)    (7,323)
  State income taxes, net of
   federal income tax benefit         3,518      3,185       9,910      8,837
  Fair market value of property
   donated in excess of book value        0          0           0     (7,753)
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,674)    (1,360)     (5,979)    (5,869)
  Other, net                           (118)      (164)     (1,278)     1,765
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  39,428  $  35,448   $ 107,338  $  84,617
                                  =========  =========   =========  =========

(7) PENSION PLANS: Industries has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service, and age at retirement.

      The plan's funded status as of January 1, 1996 and 1995 are as follows:

                                                     1996        1995
                                                   =========   =========
                                                   (Dollars in thousands)

Vested benefit obligation                          $ 542,516   $ 444,096
Nonvested benefit                                    104,054      96,425
                                                   ---------   ---------
Accumulated benefit obligation                     $ 646,570   $ 540,521
                                                   =========   =========

Projected benefit obligation for service
 rendered to date                                  $ 749,204   $ 605,495
Plan assets at fair market value                     698,698     565,507
                                                   ---------   ---------
Projected benefit obligation in excess of plan
 assets                                               50,506      39,988
Unrecognized transition obligation at January 1,
 being recognized over seventeen years               (43,907)    (49,395)
Unrecognized prior service cost                      (25,656)    (28,111)
Unrecognized gains                                     4,808      47,147
                                                   ---------   ---------
Accrued (prepaid) pension costs                    $ (14,249)  $   9,629
                                                   =========   =========

      The accumulated benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 7.25% and 8.75% and rates of increase in compensation levels of 5.5% were used to determine the accumulated benefit obligation and projected benefit obligation at January 1, 1996 and 1995, respectively. The increase in the accumulated benefit obligation as of January 1, 1996 is mainly caused by the decrease in the discount rate from 8.75% to 7.25%.

      The following items are the components of provisions for pensions for the three-month and twelve-month periods ended March 31, 1996 and March 31, 1995:

                                       Three Months         Twelve Months
                                          Ended                 Ended
                                        March 31,             March 31,
                                    ------------------   ------------------
                                      1996      1995       1996      1995
                                    ========  ========   ========  ========
                                            (Dollars in thousands)

Service costs                       $  6,145  $  3,195   $ 14,815  $ 13,282
Interest costs                        18,861    13,180     57,515    48,760
Estimated return on
 plan assets                         (22,431)  (12,736)  (143,488)   14,592
Amortization of
 transition obligation                 1,958     1,372      6,074     5,488
Other net amortization
 and deferral                            876       614     85,386   (61,601)
                                    --------  --------   --------  --------
                                    $  5,409  $  5,625   $ 20,302  $ 20,521
                                    ========  ========   ========  ========

      Assumptions used in the valuation and determination of 1996 and 1995 pension expenses were as follows:

                                                     1996        1995
                                                     =====       =====

Discount rate                                        7.25%       8.75%
Rate of increase in compensation levels              5.50%       5.50%
Expected long-term rate of return on assets          9.00%       9.00%


      Plan assets are invested primarily in common stocks, bonds, and notes.

(8) POSTRETIREMENT BENEFITS: Northern Indiana provides certain health care and life insurance benefits for retired employees. Substantially all of Northern Indiana's employees may become eligible for those benefits if they reach retirement age while working for Northern Indiana. The expected cost of such benefits is accrued during the employees' years of service.

      Northern Indiana's current rate-making includes the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and authorized the deferral of the differences between the net periodic postretirement benefit costs and the insurance premiums paid for such benefits as a regulatory asset until such time as the accrual cost method may be reflected in the rate-making process. The Commission stated that a deferral period of four years or less would be rebuttably presumed to be reasonable and also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate-making process. Northern Indiana will request the recovery of such costs within that period and, accordingly, is deferring as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the standard. This conclusion could change as competitive factors influence pricing decisions.

      The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1996 and 1995:

                                                   January 1,  January 1,
                                                      1996        1995
                                                   ==========  ==========
                                                   (Dollars in thousands)

Retirees                                           $   97,693  $   94,913
Fully eligible active plan participants                21,760      18,796
Other active plan participants                        133,205     103,559
                                                   ----------  ----------
Accumulated postretirement benefit obligation         252,658     217,268
Unrecognized transition obligation at January 1,
 being recognized over twenty years                  (192,917)   (204,265)
Unrecognized actuarial gain                            23,168      44,905
                                                   ----------  ----------
Accrued liability for postretirement benefits      $   82,909  $   57,908
                                                   ==========  ==========

      A discount rate of 7.25% and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6% and a discount rate of 8.75%, and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7% were used to determine the accumulated postretirement benefit obligation at January 1, 1996 and 1995, respectively.

      Net periodic postretirement benefits costs for the three-month and twelve-month periods ended March 31, 1996 and March 31, 1995 include the following components:

                                        Three Months      Twelve Months
                                           Ended              Ended
                                         March 31,          March 31,
                                      ----------------   ----------------
                                       1996     1995      1996     1995
                                      =======  =======   =======  =======
                                             (Dollars in thousands)

Service costs                         $ 1,437  $ 1,366   $ 5,454  $ 7,065
Interest costs                          4,974    4,651    18,929   19,328
Amortization of
 transition
 obligation
 over twenty years                      3,033    2,837    11,544   11,348
Amortization of
 unrecognized
 actuarial (gain)                        (579)    (541)   (2,202)    (541)
                                      -------  -------   -------  -------
                                      $ 8,865  $ 8,313   $33,725  $37,200
                                      =======  =======   =======  =======

      The net periodic postretirement benefit costs for 1996 were determined assuming a 7.25% discount rate, a 5% rate of compensation increase, and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1996 by approximately $40.6 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.1 million for the three-month period ended March 31, 1996. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

(9) AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS OF NORTHERN INDIANA:

        2,400,000 shares - Cumulative Preferred - $100 par value 3,000,000 shares - Cumulative Preferred - no par value 2,000,000 shares - Cumulative Preference - $50 par value
                             (none outstanding)
        3,000,000 shares - Cumulative Preference - no par value
                             (none issued)

      Note 10 sets forth the preferred stocks which are redeemable solely at the option of Northern Indiana, and Note 11 sets forth the preferred stocks which are subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana.

      The Preferred shareholders of Northern Indiana have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

(10) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT MARCH 31, 1996 AND DECEMBER 31, 1995 (SEE NOTE 9):

                                                                Redemption
                                                                 Price at
                                   March 31,    December 31,     March 31,
                                     1996           1995           1996
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series -209,188 and
  209,190 shares outstanding,
  respectively                   $     20,919    $    20,919        $101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000        $100.00

 4.22% series -  106,198 shares
  outstanding                          10,620         10,620        $101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000        $102.00

 7.44% series -   41,890 shares
  outstanding                           4,189          4,189        $101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484        $101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   March 31, 1996), Series A
   (stated value $50 per share)
   477,185 shares outstanding          23,859         23,859         $50.00
                                 ------------    -----------
                                 $     81,325    $    81,325
                                 ============    ===========

      During the period April 1, 1994 to March 31, 1996 there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(11) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT MARCH 31, 1996 AND DECEMBER 31, 1995 (SEE NOTE 9):

                                                    March 31,    December 31,
                                                      1996           1995
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 87,500 shares outstanding,
   excluding sinking fund payments due within
   one year                                        $     8,750   $      8,750

  7-3/4% series - 50,014 shares outstanding,
   excluding sinking fund payments due within
   one year                                              5,001          5,001

  8.35% series - 69,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                              6,900          6,900

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                   -----------   ------------
                                                   $    63,651   $     63,651
                                                   ===========   ============

        The redemption prices at March 31, 1996, as well as sinking fund provisions for the cumulative preferred stock of Northern Indiana subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.

        Sinking fund requirements with respect to redeemable preferred stocks outstanding at March 31, 1996 for each of the twelve-month periods subsequent to March 31, 1997 are as follows:

Twelve Months Ended March 31,*
===============================

1998               $  1,827,700
1999               $  1,827,700
2000               $  1,827,700
2001               $  1,827,700

* Table does not reflect redemptions made after March 31, 1996.


(12) COMMON SHARE DIVIDEND: Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At March 31, 1996, Northern Indiana had approximately $168.6 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings, and the absence of adverse developments.

(13) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, Northern Indiana's common shares are wholly-owned by Industries.

(14) LONG-TERM INCENTIVE PLAN: Industries has two Long-Term Incentive Plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At March 31, 1996, there were 140,461 shares and 2,332,550 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at March 31, 1996. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant.
Each option's maximum term is ten years and vests one year from the date of grant.

        The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on the shares awarded during 1991 lapse five years from date of grant and vest subject to specific share price appreciation conditions. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded and are subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 lapse two years from date of grant and are variable from 0% to 100% of the number awarded and are subject to specific performance goals. If a participant's employment is terminated other than by reason of death, disability or retirement, restricted shares are forfeited. There were 342,500 and 330,500 restricted shares outstanding at March 31, 1996 and December 31, 1995, respectively.

        Northern Indiana accounts for its allowable portion of these plans under Accounting Principles Board Opinion No. 25, under which no comparison cost has been recognized for non-qualified stock options. The compensation cost that has been recognized in the Consolidated Statement of Income for restricted stock awards was $0.265 and $1.193 million for the three-month and twelve-month periods ending March 31, 1996. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts:

                                            Three Months   Twelve Months
                                               Ended           Ended
                                             March 31,       March 31,
                                               1996            1996
                                            ============   ============
                                               (Dollars in thousands)

Net Income:
 As reported                                $     70,228   $    201,019
 Pro forma                                  $     70,082   $    200,655


        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

        The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month and twelve-month periods ended March 31, 1996: risk-free interest rate of 6.24%, expected dividend yield of $1.56 per share, expected option term of five years, and expected volatility of 13%. The weighted average fair value of options granted to all plan participants was $3.87 for the twelve-month period ended March 31, 1996. No options were granted for the three-month period ended March 31, 1996.

(15) LONG-TERM DEBT: At March 31, 1996 and December 31, 1995, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or cancelled was as follows:

                                                     AMOUNT OUTSTANDING
                                               ---------------------------
                                                 March 31,    December 31,
                                                   1996           1995
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series O, 6-3/8%, due September 1, 1997       $     25,747   $     25,747
 Series P, 6-7/8%, due October 1, 1998               14,509         14,509
 Series T, 7-1/2%, due April 1, 2002                 40,500         40,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                           135,756        135,756
                                               ------------   ------------

Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    20,000         20,000
 Series 1988 Bonds - Jasper County -
  Series  A, B, and C - 3.36% weighted
  average at March 31, 1996, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.36% weighted average at
  March 31, 1996, due November 1, 2007               24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.85% at March 31, 1996,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.85% at March 31, 1996,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.85% at March 31, 1996,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           243,000        243,000
                                               ------------   ------------

Medium-term notes -
 Issued at interest rates between 5.83%
  and 7.64% with a weighted average interest
  rate of 6.82% and various maturities between
  July 25, 1997 and January 19, 2024                684,025        684,025
                                               ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,900)        (4,040)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $  1,058,881   $  1,058,741
                                               ============   ============


        The sinking fund requirements of long-term debt outstanding at March 31, 1996 (including the maturity of first mortgage bonds: Series O, 6-3/8%, due September 1, 1997; Series P, 6-7/8%, due October 1, 1998; and medium-term notes due from April 6, 1998 to June 1, 2000, for each of the twelve-month periods subsequent to March 31, 1997 are as follows:


Twelve Months Ended March 31,
============================

1998             $ 67,247,000
1999             $ 51,009,000
2000             $  8,000,000
2001             $152,000,000


        Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums are being deferred and amortized.

        Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented, securing the first mortgage bonds issued by Northern Indiana, constitutes a direct first mortgage lien upon substantially all property and franchises, other than expressly excepted property, owned by Northern Indiana.

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from one year to thirty years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y, and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. On June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z aggregating $94.8 million on July 3, 1995.

(16) CURRENT PORTION OF LONG-TERM DEBT: At March 31, 1996 and December 31, 1995, Northern Indiana's current portion of long-term debt due within one year was as follows:

                                                   March 31,    December 31,
                                                     1996           1995
                                                 ============   ============
                                                   (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Medium-term notes -
  Issued at interest rates of 6.27% and
   6.31% with a weighted average interest
   rate of 6.30% and maturities of
   July 25, 1996 and July 26, 1996               $     80,000   $     80,000
                                                 ____________   ____________
     Total current portion of long-term debt     $     80,000   $     80,000
                                                 ============   ============

(17) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of March 31, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996, which are expected to be renewed for the subsequent twelve-month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $268.5 million of money market lines of credit. As of March 31, 1996 and December 31, 1995, there were $80 million and $118.8 million of borrowings, respectively, outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1996, there were no borrowings outstanding under this facility.

        Northern Indiana makes use of commercial paper to fund short-term working capital requirements.

        At March 31, 1996 and December 31, 1995, Northern Indiana's short-term borrowings were as follows:

                                                   MARCH 31,    DECEMBER 31,
                                                     1996           1995
                                                 ============   ============
                                                    (Dollars in thousands)
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Commercial paper -
  Weighted average interest rate of
   5.36% at March 31, 1996                       $     17,400   $     44,800
 Notes payable -
  Issued at interest rates between 5.28%
   and 5.62% with a weighted average
   interest rate of 5.42% and various
   maturities between April 2, 1996 and
   April 22, 1996                                      80,100        118,800
                                                 ____________   ____________
     Total short-term borrowings                 $     97,500   $    163,600
                                                 ============   ============

(18) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.2 million.

        The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 1996:


Twelve Months Ended March 31,
=============================
   (Dollars in thousands)

1997                 $  7,776
1998                    5,602
1999                    4,461
2000                    3,055
2001                    3,055
Later years            38,489
                     --------
Total minimum
 payments required   $ 62,438
                     ========

        The consolidated financial statements include rental expense for all operating leases as follows:

                              March 31,      March 31,
                                1996           1995
                            ============   ============
                              (Dollars in thousands)

Three months ended          $      2,610   $      2,404
Twelve months ended         $     11,030   $     10,162


(19) COMMITMENTS: Northern Indiana estimates that approximately $764 million will be expended for construction purposes for the period from January 1, 1996 to December 31, 2000. Substantial commitments have been made by Northern Indiana in connection with this program.

        Northern Indiana has entered into a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and Mitsubishi Heavy Industries America, Inc., under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at Bailly Generating Station. Services under this contract commenced on June 15, 1992 with annual charges approximating $20 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminates the agreement prior to the end of the twenty-year contract period.

        Northern Indiana has entered into an agreement with Integrated Systems Solutions Corporation (ISSC), a wholly-owned subsidiary of IBM, for ISSC to perform all data center, application development and maintenance, and desktop management of Northern Indiana.

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

        Investments: The fair value of some investments is estimated based on market prices for those of similar investments.

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

        The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:

                               March 31, 1996          December 31, 1995
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   13,251  $   13,251   $   11,478  $   11,478
Investments                $      256  $      256   $      256  $      256
Long-term debt (including
 current portion)          $1,139,674  $1,112,785   $1,139,534  $1,151,471
Preferred stock            $  146,804  $  125,891   $  146,804  $  128,518


        Northern Indiana is subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(21) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 4% of gas revenues (including transportation services) and 22% of electric revenue for the twelve months ended March 31, 1996 as compared to 4% and 25%, respectively, for the twelve months ended March 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES -

        Total operating revenues for the twelve months ended March 31 1996 increased $138.3 million as compared to the twelve months ended March 31, 1995. Gas revenues increased $81.7 million and electric revenues increased $56.6 million.

        The increase in gas revenues for the twelve months ended March 31, 1996 was largely attributable to increased sales to residential and commercial customers due to colder weather in the fourth quarter of 1995 and first quarter of 1996 and increased sales to industrial and wholesale customers.

        The increase in electric revenues for the twelve months ended
March 31, 1996 was mainly due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995 and increased sales to wholesale customers, and was partially offset by decreased fuel cost per kilowatt-hour (kwh).

        Total operating revenue for the three months ended March 31, 1996 increased $50.1 million as compared to the three months ended March 31, 1995. Gas revenues increased $39.3 million and electric revenues increased $10.8 million as compared to the same period in 1995. The increase in gas revenues was mainly due to increased sales to residential and commercial customers reflecting colder weather, increased sales to industrial and wholesale customers, and increased gas transition costs which were offset by reduced purchased gas costs per dekatherm (dth). The increase in electric revenue was mainly due to increased sales to residential and commercial customers.

        The basic steel industry accounted for 36% of natural gas delivered (including volumes transported) and 36% of electric sales during the twelve months ended March 31, 1996.

        The components of the variations in gas and electric revenues are shown in the following tables:

                                                            Variations
                                                               from
                                                          Prior Periods
                                                       -------------------
                                                          March 31, 1996
                                                            Compared to
                                                          March 31, 1995
                                                        Three      Twelve
                                                        Months     Months
                                                       ========   ========
                                                      (Dollars in thousands)

Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs                     $  7,979   $(62,258)
 Gas transition costs                                   (14,752)    49,273
 Changes in sales levels                                 46,290     96,715
 Gas transport levels                                      (224)    (2,091)
                                                       --------   --------
Gas Revenue Change                                       39,293     81,639
                                                       --------   --------
Electric Revenue -
 Pass through of net changes in fuel                      1,472     (4,759)
 Changes in sales levels                                  9,364     61,409
                                                       --------   --------
Electric Revenue Change                                  10,836     56,650
                                                       --------   --------
  Total Revenue Change                                 $ 50,129   $138,289
                                                       ========   ========

See Note 4 to the consolidated financial statements regarding FERC Order No. 636 transition costs.


GAS COSTS -

        Gas costs increased $24.8 and $46.7 million for the three-month and twelve-month periods ended March 31, 1996, respectively. Gas costs increased for the three-month period due to increased purchases. Gas costs increased for the twelve-month period due to increased purchases and were partially offset by lower gas costs per dekatherm (dth). The average cost of purchased gas for the three-month and twelve-month periods ended March 31, 1996, after adjustment for gas transition costs billed to transport customers, was $2.98 and $2.65 per dth, respectively, as compared to $2.98 and $2.86 per dth for the same periods in 1995.

FUEL AND PURCHASED POWER -

        The cost of fuel for electric generation increased for the three-month and twelve-month periods ended March 31, 1996, compared to 1995 periods mainly as a result of increased production of electricity.

        Power purchased increased $10.3 million for the twelve-month period ended March 31, 1996 as a result of increased bulk power purchases with other utilities due to increased sales. Purchased power costs increased $1.0 million for the three months ended as a result of higher costs per megawatt purchased.

OPERATING MARGINS -

        Operating margins increased $73.3 million for the twelve months ended March 31, 1996 from the same period a year ago. The operating margin from gas deliveries increased $34.9 million, due to increased sales to residential and commercial customers reflecting colder weather in the fourth quarter of 1995 and first quarter of 1996, and increased sales to industrial and wholesale customers compared to the twelve-month period ended March 31, 1995. The operating margin from electric sales increased $38.4 million reflecting increased sales to residential and commercial customers due to warmer weather in the third quarter of 1995 and increased sales to wholesale customers.

        Operating margins increased $20.9 million for the three months ended March 31, 1996 over the same period a year ago. The operating margins from gas deliveries increased $14.5 million due to increased sales to residential and commercial customers reflecting colder weather, and increased sales to industrial and wholesale customers. Operating margin on electric sales increased $6.4 million reflecting increased sales to residential and commercial customers and increased sales to wholesale customers.

OPERATING EXPENSES AND TAXES -

        Operation expenses increased $8.2 and $16.5 million for the three-month and twelve-month periods ended March 31, 1996, respectively. Operation expenses increased for the three-month period reflecting increased electric production costs of $2.2 million, increased employee-related costs of $1.6 million, and other increased operating costs. Operations expenses increased for the twelve-month period reflecting a December 1995 Indiana Utility Regulatory Commission (Commission) order to refund $3.4 million to electric customers related to a 1992 insurance settlement previously credited to operation and maintenance expenses, increased electric production costs of $9.0 million resulting from the pollution control facilities costs, increased marketing activities, and increased employee-related costs.

        Maintenance expenses decreased $3.6 and $6.6 million for the three-month and twelve-month periods ended March 31, 1996, respectively, mainly reflecting decreased maintenance activity at the electric production facilities.

        Depreciation and amortization expense increased for the three-month and twelve-month periods ended March 31, 1996 as a result of net plant additions.

        Utility income taxes increased for the three-month and twelve-month periods ended March 31, 1996 as a result of higher pre-tax income.

OTHER INCOME (DEDUCTIONS) -

        Other Income (Deductions) decreased $6.8 million for the twelve-month period ended March 31, 1996 as the result of the inclusion in the prior period of a $5.6 million after-tax benefit for the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation. The operating results of all non-utility subsidiaries are included in "Other Income (Deductions)."

INTEREST CHARGES -

        Interest charges increased for the three-month and twelve-month periods ended March 31, 1996 reflecting the issuance of $169,275,000 of Medium-Term Notes, Series D, and $75 million of Junior Subordinated Deferrable Interest Debentures, Series A, and the discontinuance of carrying charges on deferred charges related to the Bailly Generating Station scrubber service agreement.

        See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 4, 6, and 8 for a discussion of FERC Order No. 636, Income Taxes and Postretirement Benefits.

NET INCOME -

        Net income for the twelve-month period ended March 31, 1996 was $201.0 million compared to $175.0 million for the twelve-month period ended March 31, 1995.

        Net income for the three months ended March 31, 1996, was $70.2 million compared to $63.5 million for the three months ended March 31, 1995.

ENVIRONMENTAL MATTERS -

        Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters.
It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $5.1 million to cover probable corrective actions as of March 31, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

        Because of major investments made in modern environmental control facilities and the use of low-sulfur coal, all of Northern Indiana's electric production facilities now comply with the sulfur dioxide limitations contained in the acid deposition provisions of the Clean Air Act Amendments of 1990
(CAAA). Northern Indiana estimates that total costs of compliance with the CAAA sulfur dioxide regulations will impact electric rates by less than 5% in the future.

        The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements, but Northern Indiana believes that any such mandated costs would be recoverable through the rate-making process.

        The Environmental Protection Agency (EPA) has notified Northern Indiana that it is a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and may be required to share in the cost of cleanup of several waste disposal sites identified by the EPA. The sites are in various stages of investigation, analysis, and remediation. At each of the sites, Northern Indiana is one of several PRPs, and it is expected that remedial costs, as provided under CERCLA, will be shared among them. At some sites, Northern Indiana and/or the other named PRPs are presently working with the EPA to clean up the sites and avoid the imposition of fines or added costs.

        Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-three of these sites and made visual inspections of these sites. Initial samplings have been conducted at thirteen sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. Northern Indiana will continue its program to assess sites. During the follow-up investigation of the former manufactured-gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management (IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

        Northern Indiana was notified by IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

        Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified PSI Energy, Inc. that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities.

        Northern Indiana has met with various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later, in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured-gas plant sites. The state court action is stayed pending resolution of Northern Indiana suit in Federal Court.

        The possibility that exposure to electric and magnetic fields emanating from power lines, household appliances, and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. A considerable amount of scientific research has been conducted on this topic without definitive results. Research is continuing to resolve scientific uncertainties.

LIQUIDITY AND CAPITAL RESOURCES -

        On March 4, 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from one year to thirty years, for purposes of refinancing certain first mortgage bonds and paying short-term debt used to pay at maturity medium-term notes due in January and April 1994. On May 23, 1994, Northern Indiana exercised its option to redeem all the outstanding First Mortgage Bonds, Series S, Y, and AA aggregating $125.5 million, through the use of working capital and the proceeds of short-term debt. During 1994, $120.0 million of the Medium-Term Notes, Series D, were issued to complete the permanent refinancing of those first mortgage bonds. On June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z, aggregating $94.8 million on July 3, 1995.

        Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper to fund short-term working capital requirements. As of March 31, 1996, Northern Indiana had $17.4 million in commercial paper outstanding, having a weighted average interest of 5.36%.

        Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of March 31, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1996 which are expected to be renewed for the subsequent twelve-month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $268.5 million of money market lines of credit. As of March 31, 1996, there were $80.1 million of borrowings outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1996, there were no borrowings outstanding under this facility.

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

COMPETITION

        The Energy Policy Act of 1992 (Energy Act) allowed FERC to order electric utilities to grant access to transmission systems by third-party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. On April 24, 1996, the FERC issued its Order No. 888 which opens wholesale power sales to competition and requires public utilities owning, controlling, or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service they provide themselves. Order No. 888 also provides for the full recovery of stranded costs - that is, costs that were prudently incurred to serve power customers and that could go unrecovered if these customers use open access to move to another supplier. FERC expects this rule will accelerate competition and bring lower prices and more choices to wholesale energy customers. This competition will create opportunities to compete for new customers and revenues, as well as increase the risk of the loss of customers. Although wholesale customers represent a relatively small portion of Northern Indiana's sales, Northern Indiana will continue its efforts to retain and add customers by offering competitive rates.

        Operating in a competitive environment will place added pressures on utility profit margins and credit quality. Increasing competition in the electric utility industry has already led the credit rating agencies to apply more stringent guidelines in making credit rating determinations.

        Northern Indiana's management has taken steps to make the company more competitive and profitable in the changing utility environment, including utilizing new rate and contract flexibility to retain and attract customers as well as conversions of some of its generating units to allow use of lower cost, low-sulfur coal.

        FERC Order No. 636 shifted primary responsibility for gas acquisition, transportation, and peak days' supply from pipelines to local gas distribution companies, such as Northern Indiana. Although pipelines continue to transport gas, they no longer provide sale service. Northern Indiana believes it has taken appropriate steps to ensure the continued acquisition of adequate gas supplies at reasonable prices.

        The mix of gas revenues from retail sales, interruptible retail sales, firm transportation service, and interruptible transportation services has changed significantly over the past several years. The deregulation of the gas industry, since the mid-1980's, allows large industrial and commercial customers to purchase their gas supplies directly from producers and use Northern Indiana's facilities to transport the gas. Transportation customers pay Northern Indiana only for transporting their gas from the pipeline to the customers' premises.

        Northern Indiana filed an Alternative Regulatory Plan (ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers, and improved natural gas service. In its petition, Northern Indiana stated it would propose to implement new rates and services that would include, but not be limited to further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms.

        To date, Northern Indiana's system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

Item 1.  LEGAL PROCEEDINGS.

        Northern Indiana is party to various pending proceedings, including suits and claims against it for personal injury, death and property damage, but in the opinion of counsel for Northern Indiana, the nature of such proceedings and suits, and the amounts involved, do not depart from the ordinary routine litigation and proceedings incidental to the kind of business conducted by Northern Indiana, except as described under Note 3 Pending Tax Matter and Note 5 Environmental Matters, in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report on Form 10-Q.

        To the knowledge of Northern Indiana no other material legal proceedings against Northern Indiana or its subsidiaries are contemplated by governmental authorities and other parties.

Item 2.  CHANGES IN SECURITIES.

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 10, 1996, by written consent in lieu of the Annual Meeting of Shareholders of the registrant, the sole shareholder of the registrant elected Ian M. Rolland, Edmund A. Schroer and John W. Thompson as directors to serve until the 1999 Annual Meeting of Shareholders. Directors whose terms of office as director continue after the 1996 Annual Meeting of Shareholders are Arthur J. Decio, Gary L. Neale, and Robert J. Welsh, whose terms expire at the 1997 Annual Meeting of Shareholders, and Steven C. Beering, Ernestine M. Raclin, and Denis E. Ribordy, whose terms expire at the 1998 Annual Meeting of Shareholders.

Item 5.  OTHER INFORMATION.

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

                None

         (b)   Reports on Form 8-K.

                None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Northern Indiana Public Service Company
                                      (Registrant)

                                    /s/ Jerry M. Springer,
                           Vice President, Finance and Accounting


                                    /s/ Arthur A. Paquin,
                           Controller and Chief Accounting Officer

Date May 13, 1996