Form 10-Q
period 1996-06-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1996-08-13
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1996

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

        As of July 31, 1996, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Part I.  FINANCIAL INFORMATION
Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The board of Directors of
Northern Indiana Public Service Company:

        We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of June 30, 1996, and December 31, 1995, and the related consolidated statements of income, retained earnings and cash flows for the three, six, and twelve month periods ended June 30, 1996, and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of June 30, 1996, and December 31, 1995, and the results of their operations and their cash flows for the three, six, and twelve month periods ended June 30, 1996, and 1995, in conformity with generally accepted accounting principles.

                                            /s/  Arthur Andersen LLP
Chicago, Illinois
July 26, 1996


CONSOLIDATED BALANCE SHEET
                                              June 30,     December 31,
ASSETS                                          1996           1995
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $137,554 AND $145,078, RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  3,980,907   $  3,935,103
  Gas                                          1,157,977      1,143,021
  Common                                         351,104        350,168
                                            ------------   ------------
                                               5,489,988      5,428,292
    Less - Accumulated provision for
     depreciation and amortization             2,424,315      2,330,879
                                            ------------   ------------
      Total Utility Plant                      3,065,673      3,097,413
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                     8,745          8,787
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                         8,379         11,478
 Accounts receivable, less reserve of
  $6,120 and $6,418, respectively (Note 2)        66,325         96,076
 Fuel adjustment clause (Note 2)                  11,623         10,301
 Gas cost adjustment clause (Note 2)              49,106          4,113
 Materials and supplies, at average cost          59,600         63,824
 Electric production fuel, at average cost        30,897         14,258
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         22,744         53,413
 Prepayments and other                            19,248         13,050
                                            ------------   ------------
      Total Current Assets                       267,922        266,513
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      212,134        211,859
 Deferred charges and other noncurrent
  assets                                          49,587         21,627
                                            ------------   ------------
      Total Other Assets                         261,721        233,486
                                            ------------   ------------
                                            $  3,604,061   $  3,606,199
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET
                                              June 30,     December 31,
CAPITALIZATION AND LIABILITIES                  1996           1995
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized
   75,000,000 shares, issued and
    outstanding
   73,282,258 shares (Note 13)              $    859,488   $    859,488
 Additional paid-in capital                       12,520         12,500
 Retained earnings (see accompanying
  statement) (Note 12)                           149,564        144,839
                                            ------------   ------------
 Common shareholders' equity                   1,021,572      1,016,827
 Cumulative preferred stocks (Note 9)
  Series without mandatory redemption
   provisions (Note 10)                           81,129         81,325
  Series with mandatory redemption
   provisions (Note 11)                           62,401         63,651
 Long-term debt excluding amounts due
  within one year (Note 15)                    1,059,020      1,058,741
                                            ------------   ------------
      Total Capitalization                     2,224,122      2,220,544
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 16)                                  80,000         80,000
 Short-term borrowings (Note 17)                 152,600        163,600
 Accounts payable                                130,831        135,639
 Sinking funds due within one year
  (Notes 11 and 15)                                2,621          2,621
 Dividends declared on common and
  preferred stocks                                46,291         49,851
 Customer deposits                                12,542         10,230
 Taxes accrued                                    54,505         31,247
 Interest accrued                                  6,780          7,170
 Accrued employment costs                         37,601         45,771
 Other accruals                                   21,234         30,790
                                            ------------   ------------
      Total Current Liabilities                  545,005        556,919
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 6)                  591,105        587,809
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 6)                                       111,065        114,386
 Deferred credits                                 36,636         41,038
 Accrued liability for postretirement
  benefits (Note 8)                               90,046         73,682
 Other noncurrent liabilities                      6,082         11,821
                                            ------------   ------------
      Total Other                                834,934        828,736
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 4, 5, 18, and 19)
                                            $  3,604,061   $  3,606,199
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME

                                  Three Months             Six Months
                                 Ended June 30,          Ended June 30,
                            ----------------------   ----------------------
                               1996        1995         1996        1995
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4, and 21)
  Gas                       $  108,497  $  104,149   $  410,382  $  366,741
  Electric                     244,232     245,903      492,656     483,491
                            ----------  ----------   ----------  ----------
                               352,729     350,052      903,038     850,232
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                      61,017      59,663      244,219     218,051
 Fuel for electric
  generation                    53,184      55,912      110,386     109,697
 Power purchased                14,322      11,169       26,283      22,133
                            ----------  ----------   ----------  ----------
                               128,523     126,744      380,888     349,881
                            ----------  ----------   ----------  ----------
Operating Margin               224,206     223,308      522,150     500,351
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     68,919      67,553      144,627     135,083
  Maintenance (Note 2)          19,354      18,250       36,874      39,374
  Depreciation and
   amortization (Note 2)        53,375      49,017      105,964      97,408
  Taxes (except income)         16,855      16,751       36,913      36,587
                            ----------  ----------   ----------  ----------
                               158,503     151,571      324,378     308,452
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes           65,703      71,737      197,772     191,899
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 6)                       15,996      18,885       56,064      55,325
                            ----------  ----------   ----------  ----------

Operating Income                49,707      52,852      141,708     136,574
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                         (953)       (800)      (1,947)     (1,578)
                            ----------  ----------   ----------  ----------
Income Before Interest
 and Other Charges              48,754      52,052      139,761     134,996
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     17,620      18,664       35,555      36,078
 Other interest                  2,149       1,517        4,144       4,385
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (215)     (1,235)        (445)     (3,077)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,076         986        2,155       1,960
                            ----------  ----------   ----------  ----------
                                20,630      19,932       41,409      39,346
                            ----------  ----------   ----------  ----------
Net Income                      28,124      32,120       98,352      95,650

Dividend requirements on
 preferred shares                2,178       2,265        4,377       4,590
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   25,946  $   29,855   $   93,975  $   91,060
                            ==========  ==========   ==========  ==========
Dividends declared          $   45,000  $   43,975   $   89,250  $   88,725
                            ==========  ==========   ==========  ==========

                                 Twelve Months
                                 Ended June 30,
                            ----------------------
                               1996        1995
                            ==========  ==========
                            (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4, and 21)
  Gas                       $  676,996  $  604,631
  Electric                   1,040,088     985,644
                            ----------  ----------
                             1,717,084   1,590,275
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     392,655     354,260
 Fuel for electric
  generation                   243,026     234,033
 Power purchased                47,831      35,794
                            ----------  ----------
                               683,512     624,087
                            ----------  ----------
Operating Margin             1,033,572     966,188
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    288,227     269,666
  Maintenance (Note 2)          74,453      77,718
  Depreciation and
   amortization (Note 2)       206,815     194,042
  Taxes (except income)         72,157      70,444
                            ----------  ----------
                               641,652     611,870
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          391,920     354,318
                            ----------  ----------
Utility Income Taxes
 (Note 6)                      107,313      98,935
                            ----------  ----------
Operating Income               284,607     255,383
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                       (3,988)      2,749
                            ----------  ----------
Income Before Interest
 and Other Charges             280,619     258,132
                            ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     71,816      69,707
 Other interest                  8,154      10,123
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (688)     (5,589)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,314       3,881
                            ----------  ----------
                                83,596      78,122
                            ----------  ----------
Net Income                     197,023     180,010

Dividend requirements on
 preferred shares                8,833       9,407
                            ----------  ----------
Balance available
 for common shares          $  188,190  $  170,603
                            ==========  ==========
Dividends declared          $  186,250  $  174,017
                            ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                      Three Months        Six Months         Twelve Months
                     Ended June 30,      Ended June 30,      Ended June 30,
                     1996      1995      1996      1995      1996      1995
                   ========= ========= ========= ========= ========= =========
                                      (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD            $ 168,618 $ 161,744 $ 144,839 $ 145,289 $ 147,624 $ 151,038

ADD:
 Net income           28,124    32,120    98,352    95,650   197,023   180,010
                   --------- --------- --------- --------- --------- ---------
                     196,742   193,864   243,191   240,939   344,647   331,048
                   --------- --------- --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series         223       222       445       446       890       895
   4-1/2% series          89        89       180       180       360       360
   4.22%  series         111       111       224       224       448       448
   4.88%  series         122       122       244       244       488       488
   7.44%  series          79        79       156       156       312       312
   7.50%  series          65        65       131       131       261       261
   8.85%  series         184       221       406       461       848       959
   7-3/4% series         102       113       204       226       427       470
   8.35%  series         150       159       301       322       601       643
   6.50%  series         699       699     1,397     1,397     2,795     2,795
   Adjustable
    Rate,
    Series A             354       385       689       803     1,403     1,776

  Common shares       45,000    43,975    89,250    88,725   186,250   174,017
                   --------- --------- --------- --------- --------- ---------
                      47,178    46,240    93,627    93,315   195,083   183,424
                   --------- --------- --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD         $ 149,564 $ 147,624 $ 149,564 $ 147,624 $ 149,564 $ 147,624
                   ========= ========= ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Three Months
                                                        Ended June 30,
                                                    -----------------------
                                                       1996          1995
                                                    =========     =========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                        $  28,124     $  32,120

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        53,375        49,017
  Deferred federal and state operating
   income taxes, net credits, net                      (2,153)       (4,979)
  Deferred investment tax credits, net                 (1,660)       (1,859)
  Advanced contract payment                               475             0
  Change in certain assets and liabilities  -
   Accounts receivable, net                            53,910        42,440
   Electric production fuel                           (10,951)        5,217
   Materials and supplies                               3,191            46
   Natural gas in storage                             (11,795)      (14,340)
   Accounts payable                                   (19,755)      (21,863)
   Taxes accrued                                      (35,832)      (37,723)
   Fuel adjustment clause                              (3,156)       (2,553)
   Gas cost adjustment clause                           1,916        14,008
   Accrued employment costs                              (179)        1,111
   Other accruals                                     (21,801)        6,648
  Other, net                                           (3,442)       (9,530)
                                                    ---------     ---------
    Net cash provided by operating activities          30,267        57,760
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (43,672)      (46,545)
  Other, net                                            1,183          (804)
                                                    ---------     ---------
    Net cash used in investing activities             (42,489)      (47,349)
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0       168,386
  Issuance of short-term debt                         184,600       119,200
  Net change in commercial paper                       71,000       (69,900)
  Retirement of long-term debt                              0       (22,436)
  Retirement of short-term debt                      (200,500)     (147,600)
  Retirement of preferred shares                       (1,446)       (1,761)
  Cash dividends paid on common shares                (44,250)      (44,750)
  Cash dividends paid on preferred shares              (2,193)       (3,068)
  Other, net                                              139          (776)
                                                    ---------     ---------
    Net cash provided by (used in)
     financing activities                               7,350        (2,705)
                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  (4,872)        7,706

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   13,251        12,922
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $   8,379     $  20,628
                                                    =========     =========

                                                          Six Months
                                                        Ended June 30,
                                                    -----------------------
                                                       1996          1995
                                                    =========     =========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                        $  98,352     $  95,650

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       105,964        97,408
  Deferred federal and state operating
   income taxes, net credits, net                      12,734       (22,115)
  Deferred investment tax credits, net                 (3,321)       (3,718)
  Advanced contract payment                           (18,050)            0
  Change in certain assets and liabilities  -
   Accounts receivable, net                            29,751        20,235
   Electric production fuel                           (16,639)       (1,371)
   Materials and supplies                               4,224        (1,794)
   Natural gas in storage                              30,669        37,860
   Accounts payable                                    (4,808)      (39,335)
   Taxes accrued                                        6,451        32,715
   Fuel adjustment clause                              (1,322)       (1,306)
   Gas cost adjustment clause                         (44,993)       56,532
   Accrued employment costs                            (8,170)       (3,487)
   Other accruals                                      (9,556)       28,610
  Other, net                                            1,290         2,396
                                                    ---------     ---------
    Net cash provided by operating activities         182,576       298,280
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
  Construction expenditures                           (77,999)      (95,240)
  Other, net                                            1,653          (702)
                                                    ---------     ---------
    Net cash used in investing activities             (76,346)      (95,942)
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0       168,386
  Issuance of short-term debt                         458,000       386,700
  Net change in commercial paper                       43,600      (156,500)
  Retirement of long-term debt                              0       (22,446)
  Retirement of short-term debt                      (512,600)     (479,400)
  Retirement of preferred shares                       (1,446)       (5,331)
  Cash dividends paid on common shares                (92,750)      (87,185)
  Cash dividends paid on preferred shares              (4,412)       (6,251)
  Other, net                                              279          (677)
                                                    ---------     ---------
    Net cash used in financing activities            (109,329)     (202,704)
                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  (3,099)         (366)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   11,478        20,994
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $   8,379     $  20,628
                                                    =========     =========

                                                        Twelve Months
                                                        Ended June 30,
                                                   -----------------------
                                                       1996        1995
                                                   =========     =========
                                                    (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $ 197,023     $ 180,010

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                      206,815       194,042
  Deferred federal and state operating
   income taxes, net                                  31,602       (18,104)
  Deferred investment tax credits, net                (7,039)       (7,336)
  Advanced contract payment                          (18,050)            0
  Change in certain assets and liabilities  -
   Accounts receivable, net                           (5,583)       12,536
   Electric production fuel                          (11,179)        3,123
   Materials and supplies                              6,029          (391)
   Natural gas in storage                             11,858         7,861
   Accounts payable                                   28,148       (31,746)
   Taxes accrued                                     (37,420)       37,028
   Fuel adjustment clause                             (8,703)        4,413
   Gas cost adjustment clause                        (77,794)        5,106
   Accrued employment costs                           (2,172)        1,755
   Other accruals                                    (17,050)       24,696
  Other, net                                            (218)       27,593
                                                   ---------     ---------
    Net cash provided by operating activities        296,267       440,586
                                                   ---------     ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
  Construction expenditures                         (168,319)     (194,697)
  Other, net                                           1,605         4,845
                                                   ---------     ---------
    Net cash used in investing activities           (166,714)     (189,852)
                                                   ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                               0       356,875
  Issuance of short-term debt                      1,014,500       922,775
  Net change in commercial paper                      88,400      (108,900)
  Retirement of long-term debt                       (98,422)      (42,225)
  Retirement of short-term debt                     (950,300)   (1,171,726)
  Retirement of preferred shares                      (3,210)      (14,526)
  Cash dividends paid on common shares              (186,040)     (171,035)
  Cash dividends paid on preferred shares             (7,402)      (11,341)
  Other, net                                             672          (677)
                                                   ---------     ---------
    Net cash used in financing activities           (141,802)     (240,780)
                                                   ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                (12,249)        9,954

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  20,628        10,674
                                                   ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   8,379     $  20,628
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

        DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.3%, 4.2%, and 4.1%, for the three-month, six-month, and twelve-month periods ended June 30, 1996, respectively; and 4.0%, 4.0%, and 4.1% for the three-month, six-month, and twelve-month periods ended June 30, 1995. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

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

        ACCOUNTS RECEIVABLE. At June 30, 1996, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 1997. The June 30, 1996 and December 31, 1995 accounts receivable balances include approximately $7.5 million and $6.9 million, respectively, due from associated companies.

        STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

        Cash paid during the periods reported for income taxes and interest was as follows:

                     Three Months          Six Months          Twelve Months
                    Ended June 30,        Ended June 30,      Ended June 30,
                  ------------------   ------------------   ------------------
                    1996      1995       1996      1995       1996      1995
                  ========  ========   ========  ========   ========  ========
                                     (Dollars in thousands)

Income taxes      $ 54,168  $ 48,307   $ 54,168  $ 48,307   $134,348  $100,523

Interest, net of
 amounts
 capitalized      $ 27,966  $ 21,836   $ 36,851  $ 36,112   $ 81,374  $ 69,776

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

        NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in June 30, 1996 and December, 1995 the estimated replacement cost of gas in storage (current and non-current) at June 30, 1996 and December 31, 1995 exceeded the stated LIFO cost by approximately $36 million and $30 million, respectively.

        REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Federal Energy Regulatory Commission (FERC). Accordingly, Northern Indiana's accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions, and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. The regulatory assets identified below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS
No. 71, a write-off of certain of the regulatory assets identified below might be required. Regulatory assets were comprised of the following items and were reflected in the Consolidated Balance Sheet as follows:

                                                  June 30,    December 31,
                                                    1996           1995
                                                ============   ============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 15)                                 $     51,622   $     53,354
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                72,872         74,981
Bailly scrubber carrying charges and
 deferred depreciation (See below)                    11,284         11,517
Deferral of SFAS No. 106 expense not
 recovered (Note 8)                                   76,210         64,624
FERC Order No. 636
 transition costs (Note 4)                            28,162         25,038
                                                ------------   ------------
                                                     240,150        229,514
Less: Current portion of regulatory assets            28,016         17,655
                                                ------------   ------------
                                                $    212,134   $    211,859
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

        At January 1, 1994, a pre-tax rate of 5.0% for all construction was being used; effective January 1, 1995 the rate increased to 6.0%; and for 1996 the rate remained at 6.0%.

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

        Northern Indiana expects that the total transition costs from all suppliers will approximate $137 million; however, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $89 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(5) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $6.9 million to cover probable corrective actions as of June 30, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

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

        Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-three of these sites and made visual inspections of these sites. Initial samplings have been conducted at fourteen sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. Northern Indiana will continue its program to assess sites. During the follow-up investigation of the former manufactured-gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management (IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

        Northern Indiana was notified by the IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated parts of the Fort
Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

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

        To the extent certain deferred income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets are primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities are primarily attributable to Northern Indiana's obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal tax rate currently being credited to ratepayers using the average rate assumption method and unamortized deferred investment tax credits.

        Northern Indiana joins in the filing of consolidated tax returns with Industries and currently pays to Industries its separate return tax liability as defined in the Tax Sharing Agreement between Industries and its subsidiaries.

        The components of the net deferred income tax liability at June 30, 1996 and December 31, 1995 are as follows:

                                            June 30,    December 31,
                                              1996           1995
                                          ============   ============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $    707,105   $    700,137
 AFUDC-equity                                   38,954         40,083
 Adjustment clauses                             23,035          5,467
 Take-or-pay gas costs                             766          1,192
 Other regulatory assets                        30,806         28,912
 Reacquisition premium on debt                  19,580         20,237

Deferred tax assets -
 Deferred investment tax credits               (42,121)       (43,381)
 Removal costs                                (124,059)      (118,064)
 FERC Order No. 636 transition costs            (3,458)        (4,400)
 Other postretirement/postemployment
  benefits                                     (37,147)       (31,633)
 Other, net                                    (12,180)       (17,372)
                                          ------------   ------------
                                               601,281        581,178
Less: Deferred income taxes related to
 current assets and liabilities                 10,176         (6,631)
                                          ------------   ------------
Deferred income taxes - noncurrent        $    591,105   $    587,809
                                          ============   ============

        Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                  --------------------   --------------------
                                     1996       1995        1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  17,065  $  22,378   $  40,300  $  70,837
 State                                2,744      3,345       6,351     10,321
                                  ---------  ---------   ---------  ---------
                                     19,809     25,723      46,651     81,158
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                             (2,063)    (4,642)     11,603    (20,503)
 State                                  (90)      (337)      1,131     (1,612)
                                  ---------  ---------   ---------  ---------
                                     (2,153)    (4,979)     12,734    (22,115)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,660)    (1,859)     (3,321)    (3,718)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             15,996     18,885      56,064     55,325

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (617)      (917)     (1,257)    (1,909)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  15,379  $  17,968   $  54,807  $  53,416
                                  =========  =========   =========  =========

                                     Twelve Months
                                     Ended June 30,
                                  --------------------
                                     1996       1995
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $  71,510  $ 108,198
 State                               11,240     16,177
                                  ---------  ---------
                                     82,750    124,375
                                  ---------  ---------
Deferred income taxes, net -
 Federal                             28,916    (16,874)
 State                                2,686     (1,230)
                                  ---------  ---------
                                     31,602    (18,104)
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,039)    (7,336)
                                  ---------  ---------
  Total utility operating income
   taxes                            107,313     98,935

Income tax applicable to non-
 operating activities and income
 of subsidiaries                     (2,564)   (12,290)
                                  ---------  ---------
  Total income taxes              $ 104,749  $  86,645
                                  =========  =========

        A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                      Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                  --------------------   --------------------
                                     1996       1995       1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  28,124  $  32,120   $  98,352  $  95,650
Add-Income taxes                     15,379     17,968      54,807     53,416
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $  43,503  $  50,088   $ 153,159  $ 149,066
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  15,226  $  17,531   $  53,606  $  52,173

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   1,030      1,005       2,013      2,009
  Amortization of deferred
   investment tax credits            (1,660)    (1,859)     (3,321)    (3,718)
  State income taxes, net of
   federal income tax benefit         1,647      1,764       5,165      4,949
  Fair market value of property
   donated in excess of book value        0          0           0          0
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,145)    (1,359)     (2,819)    (2,719)
  Other, net                            281        886         163        722
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  15,379  $  17,968   $  54,807  $  53,416
                                  =========  =========   =========  =========

                                     Twelve Months
                                     Ended June 30,
                                  --------------------
                                     1996       1995
                                  =========  =========
                                 (Dollars in thousands)

Net income                        $ 197,023  $ 180,010
Add-Income taxes                    104,749     86,645
                                  ---------  ---------
Net income before income taxes    $ 301,772  $ 266,655
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $ 105,621  $  93,329

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   4,022      4,118
  Amortization of deferred
   investment tax credits            (7,039)    (7,336)
  State income taxes, net of
   federal income tax benefit         9,793      9,054
  Fair market value of property
   donated in excess of book value        0     (7,753)
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (5,765)    (5,929)
  Other, net                         (1,883)     1,162
                                  ---------  ---------
   Total income taxes             $ 104,749  $  86,645
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

        The following items are the components of provisions for pensions for the three-month, six-month, and twelve-month periods ended June 30, 1996 and June 30, 1995:


                     Three Months         Six Months          Twelve Months
                        Ended                Ended                 Ended
                       June 30,             June 30,              June 30,
                  ------------------   ------------------  ------------------
                    1996      1995       1996      1995       1996     1995
                  ========  ========   ========  ========  ========  ========
                                     (Dollars in thousands)

Service costs     $  4,198  $  3,196   $ 10,343  $  6,391  $ 15,817  $ 12,954
Interest costs      12,888    13,180     31,749    26,360    57,223    50,067
Estimated return
 on plan assets    (15,327)  (12,737)   (37,758)  (25,473) (146,078)   13,613
Amortization of
 transition
 obligation          1,338     1,372      3,296     2,744     6,040     5,488
Other net
 amortization
 and deferral          599       614      1,475     1,228    85,371   (61,601)
                  --------  --------   --------  --------  --------  --------
                  $  3,696  $  5,625   $  9,105  $ 11,250  $ 18,373  $ 20,521
                  ========  ========   ========  ========  ========  ========

        Assumptions used in the valuation and determination of 1996 and 1995 pension expenses were as follows:

                                                      1996        1995
                                                   =========    =========

Discount rate                                        7.25%       8.75%
Rate of increase in compensation levels              5.50%       5.50%
Expected long-term rate of return on assets          9.00%       9.00%


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
                                                   ==========  ==========

        A discount rate of 7.25% and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6%, and a discount rate of 8.75% and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7% were used to determine the accumulated postretirement benefit obligation at January 1, 1996 and 1995, respectively.

        Net periodic postretirement benefits costs for the three-month, six-month, and twelve-month periods ended June 30, 1996 and June 30, 1995 include the following components:

                     Three Months       Six Months        Twelve Months
                        Ended              Ended              Ended
                       June 30,           June 30,           June 30,
                   ----------------   ----------------   ----------------
                     1996     1995      1996     1995      1996     1995
                   =======  =======   =======  =======   =======  =======
                                             (Dollars in thousands)

Service costs      $ 1,267  $ 1,366   $ 2,704  $ 2,722   $ 5,365  $ 6,499
Interest costs       4,973    4,651     9,947    9,302    19,251   19,086
Amortization of
 transition
 obligation
 over twenty years   3,033    2,837     6,066    5,674    11,740   11,348
Amortization of
 unrecognized
 actuarial (gain)     (578)    (541)   (1,157)  (1,082)   (2,239)  (1,082)
                   -------  -------   -------  -------   -------  -------
                   $ 8,695  $ 8,313   $17,560  $16,616   $34,117  $35,851
                   =======  =======   =======  =======   =======  =======

        The net periodic postretirement benefit costs for 1996 were determined assuming a 7.25% discount rate, a 5% rate of compensation increase, and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1996 by approximately $40.6 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.1 million and $2.2 million for the three-month and six-month periods ended, June 30, 1996. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(10) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT JUNE 30, 1996 AND DECEMBER 31, 1995 (SEE NOTE 9):

                                                                Redemption
                                                                 Price at
                                   June 30,     December 31,     June 30,
                                     1996           1995           1996
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series -209,176 and
  209,190 shares outstanding,
  respectively                   $     20,918    $    20,919        $101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000        $100.00

 4.22% series -  106,198 shares
  outstanding                          10,620         10,620        $101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000        $102.00

 7.44% series -   41,890 shares
  outstanding                           4,189          4,189        $101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484        $101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   June 30, 1996), Series A
   (stated value $50 per share)
   473,285 and 477,185, shares
   outstanding, respectively           23,664         23,859         $50.00
                                 ------------    -----------
                                 $     81,129    $    81,325
                                 ============    ===========

        During the period July 1, 1994 to June 30, 1996 there were no additional issuances of the above preferred stocks.

        The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(11) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT JUNE 30, 1996 AND DECEMBER 31, 1995 (SEE NOTE 9):

                                                    June 30,     December 31,
                                                      1996           1995
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 75,000 and 87,500 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year               $     7,500   $      8,750

  7-3/4% series - 50,014 shares outstanding,
   excluding sinking fund payments due within
   one year                                              5,001          5,001

  8.35% series - 69,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                              6,900          6,900

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                   -----------   ------------
                                                   $    62,401   $     63,651
                                                   ===========   ============

        The redemption prices at June 30, 1996, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

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

 Cumulative preferred stock - no par value -

  6.50%  $100.00 on October 14, 2002            430,000 shares on October 14,
                                                 2002.

        Sinking fund requirements with respect to redeemable preferred stocks outstanding at June 30, 1996 for each of the twelve-month periods subsequent to June 30, 1997 are as follows:


Twelve Months Ended June 30,*
===============================

1998               $  1,827,700
1999               $  1,827,700
2000               $  1,827,700
2001               $  1,827,700

* Table does not reflect redemptions made after June 30, 1996.

(12) COMMON SHARE DIVIDEND: Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At June 30, 1996, Northern Indiana had approximately $149.6 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings, and the absence of adverse developments.

(13) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, Northern Indiana's common shares are wholly-owned by Industries.

(14) LONG-TERM INCENTIVE PLAN: Industries has two Long-Term Incentive Plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At June 30, 1996, there were 140,461 shares and 2,338,550 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at June 30, 1996. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant.
Each option's maximum term is ten years and vests one year from the date of grant.

        The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on the shares awarded during 1991 lapse five years from date of grant and vest subject to specific share price appreciation conditions. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded and are subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 lapse two years from date of grant and are variable from 0% to 100% of the number awarded and are subject to specific performance goals. If a participant's employment is terminated other than by reason of death, disability or retirement, restricted shares are forfeited. There were 342,500 and 330,500 restricted shares outstanding at June 30, 1996 and December 31, 1995, respectively.

        Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been recognized in the Consolidated Statement of Income for restricted stock awards was $0.3, $0.5 and $1.5 million for the three-month, six-month, and twelve-month periods ending June 30, 1996. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts:

                             Three Months    Six Months    Twelve Months
                                Ended          Ended           Ended
                               June 30,       June 30,       June 30,
                                 1996           1996           1996
                             ============   ============   ============
                                      (Dollars in thousands)

Net Income:
 As reported                 $     28,124   $     98,352   $    197,023
 Pro forma                   $     27,962   $     98,027   $    196,454


        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

        The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, six-month, and twelve-month periods ended June 30, 1996: risk-free interest rate of 6.24%, expected dividend yield of $1.56 per share, expected option term of five years, and expected volatility of 13%. The weighted average fair value of options granted to all plan participants was $3.87 for the twelve-month period ended June 30, 1996. No options were granted for the three-month and six-month period ended June 30, 1996.


(15) LONG-TERM DEBT: At June 30, 1996 and December 31, 1995, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                     AMOUNT OUTSTANDING
                                               ---------------------------
                                                 June 30,     December 31,
                                                   1996           1995
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series O, 6-3/8%, due September 1, 1997       $     25,747   $     25,747
 Series P, 6-7/8%, due October 1, 1998               14,509         14,509
 Series T, 7-1/2%, due April 1, 2002                 40,500         40,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                           135,756        135,756
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    20,000         20,000
 Series 1988 Bonds - Jasper County -
  Series  A, B, and C - 3.51% weighted
  average at June 30, 1996, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.37% weighted average at
  June 30, 1996, due November 1, 2007                24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.80% at June 30, 1996,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.80% at June 30, 1996,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.80% at June 30, 1996,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           243,000        243,000
                                               ------------   ------------
Medium-term notes -
 Interest rates between 5.81% and 7.64% with
  a weighted average interest rate of 6.79%
  and various maturities between
  July 25, 1997 and January 19, 2024                684,025        684,025
                                               ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,761)        (4,040)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $  1,059,020   $  1,058,741
                                               ============   ============

        The sinking fund requirements of long-term debt outstanding at June 30, 1996 (including the maturity of first mortgage bonds: Series O, 6-3/8%, due September 1, 1997; Series P, 6-7/8%, due October 1, 1998; and medium-term notes due from April 6, 1998 to June 1, 2000, for each of the twelve-month periods subsequent to June 30, 1997 are as follows:



Twelve Months Ended June 30,
============================

1998            $102,247,000
1999            $ 16,009,000
2000            $157,000,000
2001            $  3,000,000


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

(16) CURRENT PORTION OF LONG-TERM DEBT: At June 30, 1996 and December 31, 1995, Northern Indiana's current portion of long-term debt due within one year was as follows:

                                               June 30,        December 31,
                                                 1996              1995
                                             ============      ============
                                                  (Dollars in thousands)

  NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Medium-term notes -
    Interest rates of 5.77% and 5.80% with
     a weighted average interest rate of
     5.78% and maturities of July 25, 1996
     and July 26, 1996                       $     80,000      $     80,000
                                             ------------      ------------
   Total current portion of long-term debt   $     80,000      $     80,000
                                             ============      ============

(17) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of June 30, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

        Northern Indiana also has $268.5 million of money market lines of credit. As of June 30, 1996 and December 31, 1995, there were $64.2 million and $118.8 million of borrowings, respectively, outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1996, there were no borrowings outstanding under this facility.

        Northern Indiana makes use of commercial paper to fund short-term working capital requirements.

        At June 30, 1996 and December 31, 1995, Northern Indiana's short-term borrowings were as follows:

                                               June 30,        December 31,
                                                 1996              1995
                                             ============      ============
                                                  (Dollars in thousands)

  NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Commercial paper -
    Weighted average interest rate of
     5.39% at June 30, 1996                  $     88,400      $     44,800
   Notes payable -
    Issued at interest rates between 5.39%
     and 5.50% with a weighted average
     interest rate of 5.45% and various
     maturities between July 3, 1996
     and July 29, 1996                             64,200           118,800
                                             ------------      ------------
   Total short-term borrowings               $    152,600      $    163,600
                                             ============      ============

(18) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.3 million.

        The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1996:


Twelve Months Ended June 30,
=============================
   (Dollars in thousands)

1997                 $  8,825
1998                    6,305
1999                    4,628
2000                    3,055
2001                    3,055
Later years            37,726
                     --------
Total minimum
 payments required   $ 63,594
                     ========

        The consolidated financial statements include rental expense for all operating leases as follows:

                              June 30,       June 30,
                                1996           1995
                            ============   ============
                              (Dollars in thousands)

Three months ended          $      2,282   $      2,733
Six months ended            $      4,892   $      5,137
Twelve months ended         $     10,579   $      9,933


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

        The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:

                               June 30, 1996           December 31, 1995
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $    8,379  $    8,379   $   11,478  $   11,478
Investments                $      256  $      256   $      256  $      256
Long-term debt (including
 current portion)          $1,139,813  $  991,750   $1,139,534  $1,151,471
Preferred stock            $  145,358  $  123,059   $  146,804  $  128,518


        Northern Indiana is subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(21) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 3% of gas revenues (including transportation services) and 22% of electric revenue for the twelve months ended June 30, 1996 as compared to 4% and 24%, respectively, for the twelve months ended June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES -

        Total operating revenues for the twelve months ended June 30, 1996 increased $126.8 million as compared to the twelve months ended June 30, 1995. Gas revenues increased $72.3 million and electric revenues increased
$54.5 million.  The increase in gas revenues for the twelve months ended
June 30, 1996 was largely attributable to increased sales to residential and commercial customers due to colder weather, increased sales to industrial and wholesale customers, and increased gas transition costs, which were partially offset by decreased deliveries of gas transported for others and decreased gas costs per dekatherm (dth). The increase in electric revenues for the twelve months ended June 30, 1996 was mainly due to increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, increased sales to wholesale customers, and increased fuel cost per kilowatt-hour (kwh), partially offset by decreased sales to industrial customers.

        Total operating revenue for the six months ended June 30, 1996 increased $52.8 million as compared to the six months ended June 30, 1995.
Gas revenues increased $43.7 million and electric revenues increased
$9.1 million as compared to the same period in 1995. The increase in gas revenues was mainly due to increased sales to residential and commercial customers as a result of colder weather, increased sales to industrial customers, and increased gas costs per dth, which were partially offset by decreased gas transition costs. The increase in electric revenues for the six months ended June 30, 1996 was mainly due to increased sales to residential and commercial customers, and increased fuel costs per kwh, and was partially offset by decreased sales to industrial customers.

        Total operating revenue for the three months ended June 30, 1996 increased $2.7 million as compared to the three months ended June 30, 1995.
Gas revenues increased $4.4 million and electric revenues decreased $1.7 million as compared to the same period in 1995. The increase in gas revenues was mainly due to increased sales to residential and commercial customers, and increased gas costs per dth, which were partially offset by decreased gas transition costs. The decrease in electric revenues was primarily caused by several major industrial customers with plant operating equipment problems during the period.

        The basic steel industry accounted for 36% of natural gas delivered
(including volumes transported) and 35% of electric sales during the twelve months ended June 30, 1996.

        The components of the variations in gas and electric revenues are shown in the following table:


                                       Variations from Prior Periods
                                  ---------------------------------------
                                               June 30, 1996
                                                Compared to
                                               June 30, 1995
                                    Three          Six            Twelve
                                    Months        Months          Months
                                  ==========     =========     =========
                                           (Dollars in thousands)

Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas
  storage, and storage
  transportation costs            $    4,001     $  11,980     $ (63,673)
 Gas transition costs                 (8,639)      (23,391)       40,634
 Changes in sales levels               9,777        56,067        98,247
 Gas transport levels                   (791)       (1,015)       (2,843)
                                  ----------     ---------     ---------
Gas Revenue Change                $    4,348     $  43,641     $  72,365
                                  ----------     ---------     ---------
Electric Revenue -
 Pass through of net changes
  in fuel                         $    2,750     $   4,222     $   4,512
 Changes in sales levels              (4,421)        4,943        49,932
                                  ----------     ---------     ---------
Electric Revenue Change           $   (1,671)    $   9,165     $  54,444
                                  ----------     ---------     ---------
  Total Revenue Change            $    2,677     $  52,806     $ 126,809
                                  ==========     =========     =========

        See Note 4 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

        Gas costs increased $1.4, $26.2, and $38.4 million for the three-month, six-month, and twelve-month periods ended June 30, 1996, respectively. Gas costs increased for the three-month and six-month periods, due to increased purchases and increased gas costs per dth, and were partially offset by decreased gas transition costs. Gas costs increased for the twelve-month period due to increased purchases and were partially offset by decreased gas costs per dth. The average cost of purchased gas for the three-month, six-month, and twelve-month periods ended June 30, 1996, after adjustment for gas transition costs billed to transport customers, was $2.79, $2.90, and $2.67 per dth, respectively, as compared to $2.71, $2.86, and $2.82 per dth for the same periods in 1995.

FUEL AND PURCHASED POWER -

        The cost of fuel for electric generation increased for the six-month and twelve-month periods ended June 30, 1996, compared to 1995 periods, mainly as a result of increased production of electricity. The cost of fuel for electric generation decreased for the three-month period ended June 30, 1996, compared to 1995 period, mainly as a result of decreased production of electricity.

        Power purchased increased $12.0 million for the twelve-month period ended June 30, 1996 as a result of increased bulk power purchases with other utilities due to increased sales. Purchased power costs increased $3.2 and $4.2 million for the three-month and six-month periods ended
June 30, 1996, respectively, as a result of increased costs per megawatt-hour purchased.

OPERATING MARGINS -

        Operating margins increased $67.4 million for the twelve months ended June 30, 1996 from the same period a year ago. The operating margin from gas deliveries increased $34.0 million due to increased sales to residential and commercial customers reflecting colder weather, and increased sales to industrial and wholesale customers, which were partially offset by decreased deliveries of gas transported for others, compared to the twelve-month period ended June 30, 1995. The operating margin from electric sales increased $33.4 million reflecting increased sales to residential and commercial customers due to warmer weather in the third quarter of 1995 and increased sales to wholesale customers, partially offset by decreased sales to industrial customers.

        Operating margins increased $21.8 million for the six months ended June 30, 1996 from the same period a year ago. Gas operating margin increased $17.5 million due to increased sales to residential and commercial customers reflecting colder weather during the period, and increased sales to industrial and wholesale customers, which were partially offset by decreased deliveries of gas transported for others. Operating margins on electric sales increased $4.3 million due to increased sales to residential, commercial, and wholesale customers, partially offset by decreased sales to industrial customers.

        Operating margins increased $0.9 million for the three months ended June 30, 1996 over the same period a year ago. The operating margin from gas deliveries increased $3.0 million due to increased sales to residential and commercial customers reflecting colder weather, which were partially offset by decreased deliveries of gas transported for others. Operating margin on electric sales decreased $2.1 million primarily caused by several major industrial customers with plant operating equipment problems during the period.

OPERATING EXPENSES AND TAXES -

        Operation expenses increased $1.4, $9.5, and $18.6 million for the three-month, six-month, and twelve-month periods ended June 30, 1996, respectively. Operation expenses increased for the six-month period reflecting increased electric production costs of $3.6 million resulting from increased pollution control facility costs, increased environmental cleanup costs of $3.7 million, and other various increased operating costs. Operation expenses increased for the twelve-month period reflecting a December 1995 Indiana Utility Regulatory Commission (Commission) order to refund $3.4 million to electric customers related to a 1992 insurance settlement previously credited to operation and maintenance expenses, increased electric production costs of $7.6 million mainly resulting from pollution control facilities costs, increased employee-related costs of $4.6 million, increased environmental cleanup costs of $2.8 million, and various other increased operation expenses.

        Maintenance expenses decreased $2.5 and $3.3 million for the six-month and twelve-month periods ended June 30, 1996, respectively, mainly reflecting decreased maintenance activity at the electric production facilities.

        Depreciation and amortization expense increased $4.4, $8.6, and $12.8 million for the three-month, six-month, and twelve-month periods ended June 30, 1996, respectively, resulting from plant additions, increased amortization of computer software, and the amortization of previously deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station.

        Utility income taxes increased for the six-month and twelve-month periods ended June 30, 1996 as a result of increased pre-tax income. Utility income taxes decreased for the three-month period ended June 30, 1996 as a result of decreased pre-tax income.

OTHER INCOME (DEDUCTIONS) -

        Other Income (Deductions) decreased $6.7 million for the twelve-month period ended June 30, 1996 as the result of the inclusion in the prior period of a $5.6 million after-tax benefit for the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation. The operating results of all non-utility subsidiaries are included in "Other Income (Deductions)."

INTEREST CHARGES -

        Interest charges increased for the three-month, six-month, and twelve-month periods ended June 30, 1996 reflecting the issuance of $169,275,000 of Medium-Term Notes, Series D, and the discontinuance of carrying charges on deferred charges related to the Bailly Generating Station scrubber service agreement.

        See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 4, 6, and 8 for a discussion of FERC Order
No. 636, Income Taxes and Postretirement Benefits.

NET INCOME -

        Net income for the twelve-month period ended June 30, 1996 was $197.0 million compared to $180.0 million for the twelve-month period ended June 30, 1995.

        Net income for the six months ended June 30, 1996 was $98.4 million compared to $95.7 million for the six months ended June 30, 1995.

        Net income for the three months ended June 30, 1996 was $28.1 million compared to $32.1 million for the three months ended June 30, 1995.

ENVIRONMENTAL MATTERS -

        Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters.
It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $6.9 million to cover probable corrective actions as of June 30, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

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

        Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-three of these sites and made visual inspections of these sites. Initial samplings have been conducted at fourteen sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. Northern Indiana will continue its program to assess sites. During the follow-up investigation of the former manufactured-gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to the Indiana Department of Environmental Management (IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

        Northern Indiana was notified by IDEM of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated parts of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

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

        Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper to fund short-term working capital requirements. As of June 30, 1996, Northern Indiana had $88.4 million in commercial paper outstanding, having a weighted average interest of 5.39%.

        Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of June 30, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

        Northern Indiana also has $268.5 million of money market lines of credit. As of June 30, 1996, there were $64.2 million of borrowings outstanding under these lines of credit.

        Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1996, there were no borrowings outstanding under this facility.

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

Part II. OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS.

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


                           Northern Indiana Public Service Company
                                      (Registrant)

                                  /s/ Jerry M. Springer,
                           Vice President, Finance and Accounting
                           and Chief Accounting Officer

Date August 13, 1996