Form 10-Q
period 1996-09-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1996-11-14
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1996

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

      As of October 31, 1996, 73,282,258 common shares were outstanding.

NIPSCO INDUSTRIES, INC.
Part I.  FINANCIAL INFORMATION
Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NIPSCO Industries, Inc.:

      We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of September 30, 1996, and December 31, 1995, and the related consolidated statements of income, retained earnings and cash flows for the three, nine, and twelve month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of September 30, 1996, and December 31, 1995, and the results of their operations and their cash flows for the three, nine, and twelve month periods ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
October 23, 1996

CONSOLIDATED BALANCE SHEET

                                            September 30,  December 31,
ASSETS                                          1996           1995
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $139,809 AND $145,078, RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,006,616   $  3,935,103
  Gas                                          1,171,588      1,143,021
  Common                                         350,079        350,168
                                            ------------   ------------
                                               5,528,283      5,428,292
    Less - Accumulated provision for
     depreciation and amortization             2,477,378      2,330,879
                                            ------------   ------------
      Total Utility Plant                      3,050,905      3,097,413
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                     8,585          8,787
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        11,291         11,478
 Accounts receivable, less reserve of
  $6,092 and $6,418, respectively (Note 2)        51,026         96,076
 Fuel adjustment clause (Note 2)                   9,807         10,301
 Gas cost adjustment clause (Note 2)              58,568          4,113
 Materials and supplies, at average cost          56,670         63,824
 Electric production fuel, at average cost        31,198         14,258
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         65,622         53,413
 Prepayments and other                            16,997         13,050
                                            ------------   ------------
      Total Current Assets                       301,179        266,513
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      212,740        211,859
 Deferred charges and other noncurrent
  assets                                          56,151         21,627
                                            ------------   ------------
      Total Other Assets                         268,891        233,486
                                            ------------   ------------
                                            $  3,629,560   $  3,606,199
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET
                                            September 30,  December 31,
CAPITALIZATION AND LIABILITIES                  1996           1995
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized
   75,000,000 shares, issued and
    outstanding
   73,282,258 shares (Note 13)              $    859,488   $    859,488
 Additional paid-in capital                       12,520         12,500
 Retained earnings (see accompanying
  statement) (Note 12)                           140,387        144,839
                                            ------------   ------------
 Common shareholders' equity                   1,012,395      1,016,827
 Cumulative preferred stocks (Note 9)
  Series without mandatory redemption
   provisions (Note 10)                           81,129         81,325
  Series with mandatory redemption
   provisions (Note 11)                           61,801         63,651
 Long-term debt excluding amounts due
  within one year (Note 15)                      992,894      1,058,741
                                            ------------   ------------
      Total Capitalization                     2,148,219      2,220,544
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 16)                                  65,747         80,000
 Short-term borrowings (Note 17)                 274,700        163,600
 Accounts payable                                124,517        135,639
 Sinking funds due within one year
  (Notes 11 and 15)                                3,078          2,621
 Dividends declared on common and
  preferred stocks                                46,478         49,851
 Customer deposits                                14,253         10,230
 Taxes accrued                                    35,314         31,247
 Interest accrued                                 16,814          7,170
 Accrued employment costs                         37,266         45,771
 Other accruals                                   19,417         30,790
                                            ------------   ------------
      Total Current Liabilities                  637,584        556,919
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 6)                  593,775        587,809
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 6)                                       109,091        114,386
 Deferred credits                                 41,026         41,038
 Accrued liability for postretirement
  benefits (Note 8)                               97,638         73,682
 Other noncurrent liabilities                      2,227         11,821
                                            ------------   ------------
      Total Other                                843,757        828,736
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 4, 5, 18, and 19)
                                            $  3,629,560   $  3,606,199
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME

                                  Three Months            Nine Months
                              Ended September 30,      Ended September 30,
                            ----------------------   ----------------------
                               1996        1995         1996        1995
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4, and 21)
  Gas                       $   71,846  $   66,411   $  482,228  $  433,152
  Electric                     276,776     296,731      769,432     780,222
                            ----------  ----------   ----------  ----------
                               348,622     363,142    1,251,660   1,213,374
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                      39,400      34,996      283,619     253,047
 Fuel for electric
  generation                    62,346      69,612      172,732     179,309
 Power purchased                15,356      13,126       41,639      35,259
                            ----------  ----------   ----------  ----------
                               117,102     117,734      497,990     467,615
                            ----------  ----------   ----------  ----------
Operating Margin               231,520     245,408      753,670     745,759
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     68,772      71,007      213,399     206,090
  Maintenance (Note 2)          16,674      18,551       53,548      57,925
  Depreciation and
   amortization (Note 2)        54,157      49,958      160,121     147,366
  Taxes (except income)         16,481      17,117       53,394      53,704
                            ----------  ----------   ----------  ----------
                               156,084     156,633      480,462     465,085
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes           75,436      88,775      273,208     280,674
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 6)                       18,422      24,946       74,486      80,271
                            ----------  ----------   ----------  ----------
Operating Income                57,014      63,829      198,722     200,403
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                        2,196        (956)         249      (2,534)
                            ----------  ----------   ----------  ----------
Income Before Interest
 and Other Charges              59,210      62,873      198,971     197,869
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     16,943      18,127       52,498      54,205
 Other interest                  3,292       1,463        7,436       5,848
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (273)       (436)        (718)     (3,513)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,051       1,078        3,206       3,038
                            ----------  ----------   ----------  ----------
                                21,013      20,232       62,422      59,578
                            ----------  ----------   ----------  ----------
Net Income                      38,197      42,641      136,549     138,291

Dividend requirements on
 preferred shares                2,174       2,231        6,551       6,821
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   36,023  $   40,410   $  129,998  $  131,470
                            ==========  ==========   ==========  ==========
Dividends declared          $   45,200  $   48,500   $  134,450  $  137,225
                            ==========  ==========   ==========  ==========

                                 Twelve Months
                              Ended September 30,
                            ----------------------
                               1996        1995
                            ==========  ==========
                            (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4, and 21)
  Gas                       $  682,431  $  606,610
  Electric                   1,020,133   1,019,572
                            ----------  ----------
                             1,702,564   1,626,182
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     397,059     355,927
 Fuel for electric
  generation                   235,760     241,505
 Power purchased                50,061      39,777
                            ----------  ----------
                               682,880     637,209
                            ----------  ----------
Operating Margin             1,019,684     988,973
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    285,992     273,125
  Maintenance (Note 2)          72,576      77,607
  Depreciation and
   amortization (Note 2)       211,014     196,100
  Taxes (except income)         71,521      71,021
                            ----------  ----------
                               641,103     617,853
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          378,581     371,120
                            ----------  ----------
Utility Income Taxes
 (Note 6)                      100,789     104,573
                            ----------  ----------
Operating Income               277,792     266,547
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                         (836)      2,288
                            ----------  ----------
Income Before Interest
 and Other Charges             276,956     268,835
                            ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     70,632      71,103
 Other interest                  9,983       8,947
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (525)     (4,922)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,287       4,011
                            ----------  ----------
                                84,377      79,139
                            ----------  ----------
Net Income                     192,579     189,696

Dividend requirements on
 preferred shares                8,776       9,118
                            ----------  ----------
Balance available
 for common shares          $  183,803  $  180,578
                            ==========  ==========
Dividends declared          $  182,950  $  180,475
                            ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                      Three Months        Nine Months         Twelve Months
                   Ended September 30, Ended September 30, Ended September 30,
                     1996      1995      1996      1995      1996      1995
                   ========= ========= ========= ========= ========= =========
                                      (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD            $ 149,564 $ 147,624 $ 144,839 $ 145,289 $ 139,534 $ 139,431

ADD:
 Net income           38,197    42,641   136,549   138,291   192,579   189,696
                   --------- --------- --------- --------- --------- ---------
                     187,761   190,265   281,388   283,580   332,113   329,127
                   --------- --------- --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series         222       223       667       669       889       893
   4-1/2% series          90        90       270       270       360       360
   4.22%  series         113       113       337       337       448       448
   4.88%  series         122       122       366       366       488       488
   7.44%  series          77        77       233       233       312       312
   7.50%  series          65        65       196       196       261       261
   8.85%  series         193       221       599       682       820       931
   7-3/4% series         103       113       307       339       417       459
   8.35%  series         134       150       435       472       585       634
   6.50%  series         699       699     2,096     2,096     2,795     2,795
   Adjustable
    Rate,
    Series A             356       358     1,045     1,161     1,401     1,537

  Common shares       45,200    48,500   134,450   137,225   182,950   180,475
                   --------- --------- --------- --------- --------- ---------
                      47,374    50,731   141,001   144,046   191,726   189,593
                   --------- --------- --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD         $ 140,387 $ 139,534 $ 140,387 $ 139,534 $ 140,387 $ 139,534
                   ========= ========= ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Three Months
                                                      Ended September 30,
                                                    -----------------------
                                                       1996          1995
                                                    =========     =========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                        $  38,197     $  42,641

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        54,157        49,958
  Deferred federal and state operating
   income taxes, net credits, net                       1,611         4,199
  Deferred investment tax credits, net                 (1,974)       (1,860)
  Advance contract payment                                475             0
  Change in certain assets and liabilities  -
   Accounts receivable, net                            15,299         6,375
   Electric production fuel                              (301)        2,915
   Materials and supplies                               2,930         1,203
   Natural gas in storage                             (42,878)      (28,829)
   Accounts payable                                    (6,314)       (1,142)
   Taxes accrued                                      (22,487)      (18,497)
   Fuel adjustment clause                               1,816        (5,763)
   Gas cost adjustment clause                          (9,462)       (3,518)
   Accrued employment costs                              (335)          767
   Other accruals                                      (1,817)         (388)
  Other, net                                           20,541        11,230
                                                    ---------     ---------
    Net cash provided by operating activities          49,458        59,291
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (42,125)      (35,965)
  Other, net                                            1,134         2,162
                                                    ---------     ---------
    Net cash used in investing activities             (40,991)      (33,803)
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0             0
  Issuance of short-term debt                         376,700        64,400
  Net change in commercial paper                         (400)       42,300
  Retirement of long-term debt                        (80,000)      (97,298)
  Retirement of short-term debt                      (254,200)            0
  Retirement of preferred shares                         (600)       (1,008)
  Cash dividends paid on common shares                (45,000)      (43,975)
  Cash dividends paid on preferred shares              (2,176)       (3,013)
  Other, net                                              121           254
                                                    ---------     ---------
    Net cash used in
     financing activities                              (5,555)      (38,340)
                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   2,912       (12,852)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    8,379        20,628
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $  11,291     $   7,776
                                                    =========     =========

                                                          Nine Months
                                                      Ended September 30,
                                                    -----------------------
                                                       1996          1995
                                                    =========     =========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                        $ 136,549     $ 138,291

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       160,121       147,366
  Deferred federal and state operating
   income taxes, net credits, net                      14,345       (17,916)
  Deferred investment tax credits, net                 (5,295)       (5,578)
  Advance contract payment                            (17,575)            0
  Change in certain assets and liabilities  -
   Accounts receivable, net                            45,050        26,610
   Electric production fuel                           (16,940)        1,544
   Materials and supplies                               7,154          (591)
   Natural gas in storage                             (12,209)        9,031
   Accounts payable                                   (11,122)      (40,477)
   Taxes accrued                                      (16,036)       14,218
   Fuel adjustment clause                                 494        (7,069)
   Gas cost adjustment clause                         (54,455)       53,014
   Accrued employment costs                            (8,505)       (2,387)
   Other accruals                                     (11,373)       27,889
  Other, net                                           21,831        13,626
                                                    ---------     ---------
    Net cash provided by operating activities         232,034       357,571
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
  Construction expenditures                          (120,124)     (131,205)
  Other, net                                            2,787         1,460
                                                    ---------     ---------
    Net cash used in investing activities            (117,337)     (129,745)
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0       168,386
  Issuance of short-term debt                         834,700       451,100
  Net change in commercial paper                       43,200      (114,200)
  Retirement of long-term debt                        (80,000)     (119,744)
  Retirement of short-term debt                      (766,800)     (479,400)
  Retirement of preferred shares                       (2,046)       (6,339)
  Cash dividends paid on common shares               (137,750)     (131,160)
  Cash dividends paid on preferred shares              (6,588)       (9,264)
  Other, net                                              400          (423)
                                                    ---------     ---------
    Net cash used in financing activities            (114,884)     (241,044)
                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    (187)      (13,218)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   11,478        20,994
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $  11,291     $   7,776
                                                    =========     =========

                                                         Twelve Months
                                                      Ended September 30,
                                                    -----------------------
                                                       1996          1995
                                                    =========     =========
                                                    (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                        $ 192,579     $ 189,696

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       211,014       196,100
  Deferred federal and state operating
   income taxes, net                                   29,014       (21,419)
  Deferred investment tax credits, net                 (7,153)       (7,350)
  Advance contract payment                            (17,575)            0
  Change in certain assets and liabilities  -
   Accounts receivable, net                             3,341       (11,432)
   Electric production fuel                           (14,395)        3,794
   Materials and supplies                               7,756         1,330
   Natural gas in storage                              (2,191)       17,911
   Accounts payable                                    22,976       (27,934)
   Taxes accrued                                      (41,410)       40,983
   Fuel adjustment clause                              (1,124)       (3,795)
   Gas cost adjustment clause                         (83,738)        5,230
   Accrued employment costs                            (3,607)          492
   Other accruals                                     (18,146)       25,146
  Other, net                                            9,093        30,858
                                                    ---------     ---------
    Net cash provided by operating activities         286,434       439,610
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
  Construction expenditures                          (174,479)     (176,659)
  Other, net                                              577         7,007
                                                    ---------     ---------
    Net cash used in investing activities            (173,902)     (169,652)
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0       169,668
  Issuance of short-term debt                       1,326,800       692,050
  Net change in commercial paper                       45,700       (85,900)
  Retirement of long-term debt                        (81,124)      (71,977)
  Retirement of short-term debt                    (1,204,500)     (774,700)
  Retirement of preferred shares                       (2,802)      (14,643)
  Cash dividends paid on common shares               (187,065)     (173,202)
  Cash dividends paid on preferred shares              (6,565)      (11,833)
  Other, net                                              539          (423)
                                                    ---------     ---------
    Net cash used in financing activities            (109,017)     (270,960)
                                                    ---------     ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   3,515        (1,002)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    7,776         8,778
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $  11,291     $   7,776
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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.3%, 4.2%, and 4.2%, for the three-month, nine-month, and twelve-month periods ended September 30, 1996, respectively; and 4.0%, 4.1%, and 4.1% for the three-month, nine-month, and twelve-month periods ended September 30, 1995. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

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

      ACCOUNTS RECEIVABLE. At September 30, 1996, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 1997. The September 30, 1996 and December 31, 1995 accounts receivable balances include approximately $12.1 million and $6.9 million, respectively, due from associated companies.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                   Three Months         Nine Months          Twelve Months
                 Ended September 30,  Ended September 30,  Ended September 30,
                 ------------------   ------------------   ------------------
                   1996      1995       1996      1995       1996      1995
                 ========  ========   ========  ========   ========  ========
                                     (Dollars in thousands)

Income taxes     $ 19,305  $ 30,500   $ 73,473  $ 78,807   $123,153  $105,723

Interest, net of
 amounts
 capitalized     $ 11,900  $ 13,549   $ 48,751  $ 49,661   $ 79,725  $ 72,013

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

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in September 1996 and December 1995 the estimated replacement cost of gas in storage (current and non-current) at September 30, 1996 and December 31, 1995 exceeded the stated LIFO cost by approximately $20 million and $30 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Pursuant to agreement, effective July 1, 1996, Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NIPSCO Industries Management Services Company (Services), a wholly-owned subsidiary of Industries.

      The costs of these services are charged to Northern Indiana based on payroll and expenses incurred by Services' employees for the benefit of Northern Indiana. These costs which totalled $8.4 million for the three-month period ended September 30, 1996 consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $4.5, $14.1, and $20.6 million representing 6.1%, 5.1%, and 5.4% of Northern Indiana's total gas costs for the three-month, nine-month, and twelve-month periods ended September 30, 1996,respectively.

      Northern Indiana subleases a portion of office facilities to affiliated companies for a monthly fee, which includes operating expenses, based on space utilization.

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

                                               September 30,    December 31,
                                                    1996           1995
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 15)                                $      50,756   $      53,354
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                71,818          74,981
Bailly scrubber carrying charges and
 deferred depreciation (See below)                    11,050          11,517
Deferral of SFAS No. 106 expense not
 recovered (Note 8)                                   81,924          64,624
FERC Order No. 636
 transition costs (Note 4)                            31,579          25,038
                                               -------------   -------------
                                                     247,127         229,514
Less: Current portion of regulatory assets            34,387          17,655
                                               -------------   -------------
                                               $     212,740   $     211,859
                                               =============   =============

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

      Northern Indiana expects that the total transition costs from all suppliers will approximate $137 million; however, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $103 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(5) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $7.7 million to cover probable corrective actions as of September 30, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

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

      During the course of investigation activities, Northern Indiana noted the presence of manufactured-gas plant residuals in the St. Mary's River in Fort Wayne, Indiana and the Wabash River in Peru, Indiana. Northern Indiana notified the IDEM and the EPA and immediately took steps to contain the material at both sites.

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

      The components of the net deferred income tax liability at September 30, 1996 and December 31, 1995 are as follows:

                                         September 30,    December 31,
                                              1996           1995
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences         $     710,589   $     700,137
 AFUDC-equity                                   38,389          40,083
 Adjustment clauses                             25,935           5,467
 Take-or-pay gas costs                             750           1,192
 Other regulatory assets                        31,875          28,912
 Reacquisition premium on debt                  19,252          20,237

Deferred tax assets -
 Deferred investment tax credits               (41,372)        (43,381)
 Removal costs                                (123,858)       (118,064)
 FERC Order No. 636 transition costs            (2,501)         (4,400)
 Other postretirement/postemployment
  benefits                                     (39,876)        (31,633)
 Other, net                                    (11,936)        (17,372)
                                         -------------   -------------
                                               607,247         581,178
Less: Deferred income taxes related to
 current assets and liabilities                 13,472          (6,631)
                                         -------------   -------------
Deferred income taxes - noncurrent       $     593,775   $     587,809
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1996       1995        1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  16,109  $  19,616   $  56,409  $  90,453
 State                                2,676      2,991       9,027     13,312
                                  ---------  ---------   ---------  ---------
                                     18,785     22,607      65,436    103,765
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                              1,412      3,828      13,015    (16,675)
 State                                  199        371       1,330     (1,241)
                                  ---------  ---------   ---------  ---------

                                      1,611      4,199      14,345    (17,916)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,974)    (1,860)     (5,295)    (5,578)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             18,422     24,946      74,486     80,271

Income tax applicable to non-
 operating activities and income
 of subsidiaries                      1,352       (656)         95     (2,565)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  19,774  $  24,290   $  74,581  $  77,706
                                  =========  =========   =========  =========

                                     Twelve Months
                                   Ended September 30,
                                  --------------------
                                     1996       1995
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $  68,003  $ 116,109
 State                               10,925     17,233
                                  ---------  ---------
                                     78,928    133,342
                                  ---------  ---------
Deferred income taxes, net -
 Federal                             26,500    (19,932)
 State                                2,514     (1,487)
                                  ---------  ---------

                                     29,014    (21,419)
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,153)    (7,350)
                                  ---------  ---------
  Total utility operating income
   taxes                            100,789    104,573

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (556)   (12,654)
                                  ---------  ---------
  Total income taxes              $ 100,233  $  91,919
                                  =========  =========

      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1996       1995        1996       1995
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  38,197  $  42,641   $ 136,549  $ 138,291
Add-Income taxes                     19,774     24,290      74,581     77,706
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $  57,971  $  66,931   $ 211,130  $ 215,997
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  20,290  $  23,426   $  73,896  $  75,599

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   1,007      1,005       3,020      3,014
  Amortization of deferred
   investment tax credits            (1,974)    (1,860)     (5,295)    (5,578)
  State income taxes, net of
   federal income tax benefit         2,025      2,269       7,190      7,218
  Fair market value of property
   donated in excess of book value        0          0           0          0
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,409)    (1,360)     (4,228)    (4,079)
  Other, net                           (165)       810          (2)     1,532
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  19,774  $  24,290   $  74,581  $  77,706
                                  =========  =========   =========  =========

                                     Twelve Months
                                   Ended September 30,
                                  --------------------
                                     1996       1995
                                  =========  =========
                                 (Dollars in thousands)

Net income                        $ 192,579  $ 189,696
Add-Income taxes                    100,233     91,919
                                  ---------  ---------
Net income before income taxes    $ 292,812  $ 281,615
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $ 102,485  $  98,565

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   4,024      4,156
  Amortization of deferred
   investment tax credits            (7,153)    (7,350)
  State income taxes, net of
   federal income tax benefit         9,549      9,478
  Fair market value of property
   donated in excess of book value        0     (7,753)
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (5,814)    (5,991)
  Other, net                         (2,858)       814
                                  ---------  ---------
   Total income taxes             $ 100,233  $  91,919
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

      The following items are the components of provisions for pensions for the three-month, nine-month, and twelve-month periods ended September 30, 1996 and September 30, 1995:


                     Three Months         Nine Months        Twelve Months
                        Ended                Ended               Ended
                    September 30,        September 30,       September 30,
                  ------------------   ------------------  ------------------
                    1996      1995       1996      1995      1996      1995
                  ========  ========   ========  ========  ========  ========
                                     (Dollars in thousands)

Service costs     $  4,423  $  3,196   $ 14,766  $  9,587  $ 17,044  $ 11,656
Interest costs      17,345    13,180     49,094    39,540    61,388    51,403
Estimated return
 on plan assets    (20,689)  (12,737)   (58,447)  (38,210) (154,030)   13,724
Amortization of
 transition
 obligation          1,808     1,372      5,104     4,116     6,476     5,488
Other net
 amortization
 and deferral          809       614      2,284     1,842    85,566   (61,600)
                  --------  --------   --------  --------  --------  --------
                  $  3,696  $  5,625   $ 12,801  $ 16,875  $ 16,444  $ 20,671
                  ========  ========   ========  ========  ========  ========

      Assumptions used in the valuation and determination of 1996 and 1995 pension expenses were as follows:

                                                     1996         1995
                                                     =====        =====

Discount rate                                        7.25%        8.75%
Rate of increase in compensation levels              5.50%        5.50%
Expected long-term rate of return on assets          9.00%        9.00%

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

      Northern Indiana's current rate-making includes the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and authorized the deferral of the differences between the net periodic postretirement benefit costs and the insurance premiums paid for such benefits as a regulatory asset until such time as the accrual cost method may be reflected in the rate-making process. The Commission stated that a deferral period of four years or less would be rebuttably presumed to be reasonable and also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate-making process. Northern Indiana has been deferring as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the standard in anticipation of approval for these costs in the rate-making process.

      Northern Indiana has taken the initial steps to seek regulatory approval for inclusion of postretirement benefit costs in the rate-making process. These costs would include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Management believes that Northern Indiana will ultimately be successful in obtaining such approval.

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

      Net periodic postretirement benefits costs for the three-month, nine-month, and twelve-month periods ended September 30, 1996 and September 30, 1995 include the following components:

                     Three Months       Nine Months       Twelve Months
                        Ended              Ended              Ended
                    September 30,      September 30,      September 30,
                   ----------------   ----------------   ----------------
                     1996     1995      1996     1995      1996     1995
                   =======  =======   =======  =======   =======  =======
                                   (Dollars in thousands)

Service costs      $ 1,209  $ 1,376   $ 3,913  $ 4,098   $ 5,198  $ 5,953
Interest costs       4,973    4,651    14,920   13,953    19,573   18,844
Amortization of
 transition
 obligation
 over twenty years   3,033    2,837     9,099    8,511    11,936   11,348
Amortization of
 unrecognized
 actuarial gain       (579)    (541)   (1,736)  (1,623)   (2,277)  (1,623)
                   -------  -------   -------  -------   -------  -------
                   $ 8,636  $ 8,323   $26,196  $24,939   $34,430  $34,522
                   =======  =======   =======  =======   =======  =======

      The net periodic postretirement benefit costs for 1996 were determined assuming a 7.25% discount rate, a 5% rate of compensation increase, and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1996 by approximately $40.6 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.1 million and $3.3 million for the three-month and nine-month periods ended September 30, 1996. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(10) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (SEE NOTE 9):

                                                                Redemption
                                                                 Price at
                                 September 30,  December 31,   September 30,
                                     1996           1995           1996
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series -209,176 and
  209,190 shares outstanding,
  respectively                   $     20,918   $     20,919        $101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000        $100.00

 4.22% series -  106,198 shares
  outstanding                          10,620         10,620        $101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000        $102.00

 7.44% series -   41,890 shares
  outstanding                           4,189          4,189        $101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484        $101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   September 30, 1996), Series A
   (stated value $50 per share)
   473,285 and 477,185, shares
   outstanding, respectively           23,664         23,859         $50.00
                                 ------------   ------------
                                 $     81,129   $     81,325
                                 ============   ============

      During the period October 1, 1994 to September 30, 1996 there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(11) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (SEE NOTE 9):

                                                  September 30,  December 31,
                                                      1996           1995
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 75,000 and 87,500 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year              $      7,500   $      8,750

  7-3/4% series - 50,014 shares outstanding,
   excluding sinking fund payments due within
   one year                                              5,001          5,001

  8.35% series - 63,000 and 69,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year                     6,300          6,900

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     61,801   $     63,651
                                                  ============   ============

      The redemption prices at September 30, 1996, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

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

  8.35%  $103.93, reduced periodically           3,000 shares on or before
                                                  July 1; increasing to 6,000
                                                  shares beginning in 2004;
                                                  noncumulative option
                                                  to double amount each
                                                  year.

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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.

      Sinking fund requirements with respect to redeemable preferred stocks outstanding at September 30, 1996 for each of the twelve-month periods subsequent to September 30, 1997 are as follows:


Twelve Months Ended September 30,*
==================================

1998                    $1,827,700
1999                    $1,827,700
2000                    $1,827,700
2001                    $1,827,700

* Table does not reflect redemptions made after September 30, 1996.

(12) COMMON SHARE DIVIDEND: Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At September 30, 1996, Northern Indiana had approximately $140.4 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings, and the absence of adverse developments.

(13) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, Northern Indiana's common shares are wholly-owned by Industries.

(14)  LONG-TERM INCENTIVE PLAN:  Industries has two Long-Term Incentive
Plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At September 30, 1996, there were 12,011 shares and 2,189,700 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at September 30, 1996. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 262,000 and 330,500 restricted shares outstanding at September 30, 1996 and December 31, 1995, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been recognized in the Consolidated Statement of Income for restricted stock awards was $0.3, $0.8 and $1.0 million for the three-month, nine-month, and twelve-month periods ending September 30, 1996. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts:

                             Three Months   Nine Months    Twelve Months
                                Ended          Ended           Ended
                             September 30,  September 30,  September 30,
                                 1996           1996           1996
                             ============   ============   ============
                                      (Dollars in thousands)

Net Income:
 As reported                      $38,197       $136,549       $192,579
 Pro forma                        $38,025       $136,062       $191,929

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, nine-month, and twelve-month periods ended September 30, 1996: risk-free interest rate of 6.39%, expected dividend yield of $1.68 per share, expected option term of five years, and expected volatility of 13.2%. The weighted average fair value of options granted to all plan participants was $5.00 for the twelve-month period ended September 30, 1996. There were 278,300 non-qualified stock options granted to all plan participants for the three-month, nine-month, and twelve-month periods ended September 30, 1996.

(15) LONG-TERM DEBT: At September 30, 1996 and December 31, 1995, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                     AMOUNT OUTSTANDING
                                               ---------------------------
                                               September 30,  December 31,
                                                   1996           1995
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series O, 6-3/8%, due September 1, 1997       $          0   $     25,747
 Series P, 6-7/8%, due October 1, 1998               14,509         14,509
 Series T, 7-1/2%, due April 1, 2002                 40,000         40,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                           109,509        135,756
                                               ------------   ------------

Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    20,000         20,000
 Series 1988 Bonds - Jasper County -
  Series  A, B, and C - 3.67% weighted
  average at September 30, 1996, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.60% weighted average at
  September 30, 1996, due November 1, 2007           24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.80% at September 30, 1996,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.80% at September 30, 1996,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.80% at September 30, 1996,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           243,000        243,000
                                               ------------   ------------

Medium-term notes -
 Interest rates between 5.83% and 7.64% with
  a weighted average interest rate of 6.85%
  and various maturities between
  April 6, 1998 and January 19, 2024                644,025        684,025
                                               ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,640)        (4,040)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $    992,894   $  1,058,741
                                               ============   ============

      The sinking fund requirements of long-term debt outstanding at September 30, 1996 (including the maturity of first mortgage bonds:
Series P, 6-7/8%, due October 1, 1998; and medium-term notes due from April 6, 1998 to August 15, 2001, for each of the twelve-month periods subsequent to September 30, 1997 are as follows:

Twelve Months Ended September 30,
=================================

1998                 $ 36,500,000
1999                 $ 16,009,000
2000                 $157,000,000
2001                 $ 18,000,000

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

      In 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from one year to thirty years, for purposes of refinancing certain first mortgage bonds and medium-term notes. During 1994, $120.0 million of the Medium-Term
Notes, Series D, were issued to refinance certain first mortgage bonds. On June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z aggregating $94.8 million, on
July 3, 1995.

(16) CURRENT PORTION OF LONG-TERM DEBT: At September 30, 1996 and December 31, 1995, Northern Indiana's current portion of long-term debt due within one year was as follows:

                                             September 30,     December 31,
                                                 1996              1995
                                             ============      ============
                                                  (Dollars in thousands)
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   First mortgage bonds -
    Series O, 6-3/8% - due September 1, 1997 $     25,747      $          0
   Medium-term notes -
    Interest rates of 5.78% and 5.82% with
     a weighted average interest rate of
     5.80% and maturities of July 25, 1997
     and July 28, 1997                             40,000            80,000
                                             ------------      ------------
   Total current portion of long-term debt   $     65,747      $     80,000
                                             ============      ============

(17) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of September 30, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1996 and December 31, 1995, there were $186.7 million and $118.8 million of borrowings, respectively, outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1996, there were no borrowings outstanding under this facility.

      Northern Indiana makes use of commercial paper to fund short-term working capital requirements.

      At September 30, 1996 and December 31, 1995, Northern Indiana's short-term borrowings were as follows:

                                             September 30,     December 31,
                                                 1996              1995
                                             ============      ============
                                                  (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Commercial paper -
    Weighted average interest rate of
     5.45% at September 30, 1996             $     88,000      $     44,800
   Notes payable -
    Issued at interest rates between 5.38%
     and 5.55% with a weighted average
     interest rate of 5.45% and various
     maturities between October 1, 1996
     and November 13, 1996                        186,700           118,800
                                             ------------      ------------
   Total short-term borrowings               $    274,700      $    163,600
                                             ============      ============

(18) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.3 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1996:


Twelve Months Ended September 30,
=================================
   (Dollars in thousands)

1997                 $  5,514
1998                    4,860
1999                    3,957
2000                    3,055
2001                    3,055
Later years            36,962
                     --------
Total minimum
 payments required   $ 57,403
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:

                            September 30,  September 30,
                                1996           1995
                            ============   ============
                              (Dollars in thousands)

Three months ended               $ 2,196        $ 2,844
Nine months ended                $ 7,088        $ 7,981
Twelve months ended              $ 9,931        $10,124

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

      The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:

                             September 30, 1996       December 31, 1995
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   11,291  $   11,291   $   11,478  $   11,478
Investments                $      256  $      256   $      256  $      256
Long-term debt (including
 current portion)          $1,059,891  $1,011,841   $1,139,534  $1,151,471
Preferred stock            $  144,758  $  123,360   $  146,804  $  128,518

      Northern Indiana is subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(21) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 2% of gas revenues (including transportation services) and 22% of electric revenue for the twelve months ended September 30, 1996 as compared to 5% and 23%, respectively, for the twelve months ended September 30, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES -

      Total operating revenues for the twelve months ended September 30, 1996 increased $76.4 million as compared to the twelve months ended September 30, 1995. Gas revenues increased $75.8 million and electric revenues increased $0.6 million as compared to the same period in 1995. The increase in gas revenues was largely attributable to increased sales to residential and commercial customers due to colder winter weather, increased sales to industrial and wholesale customers, increased deliveries of gas transported for others, and increased gas transition costs, which were partially offset by decreased gas costs per dekatherm (dth). The increase in electric revenues was mainly due to increased sales to commercial and wholesale customers, which were partially offset by decreased sales to residential customers due to the cooler summer this year and decreased sales to industrial customers.

      Total operating revenues for the nine months ended September 30, 1996 increased $38.3 million as compared to the nine months ended September 30, 1995. Gas revenues increased $49.1 million and electric revenues decreased $10.8 million as compared to the same period in 1995. The increase in gas revenues was mainly due to increased sales to residential and commercial customers as a result of colder weather, increased sales to industrial and wholesale customers, and increased gas costs per dth, which were partially offset by decreased gas transition costs. The decrease in electric revenues was mainly due to decreased sales to residential customers due to cooler summer weather in the third quarter of 1996, and decreased sales to industrial customers due to plant operational difficulties at several major industrial customers, which were partially offset by increased sales to commercial and wholesale customers.

      Total operating revenues for the three months ended September 30, 1996 decreased $14.5 million as compared to the three months ended September 30, 1995. Gas revenues increased $5.5 million and electric revenues decreased $20.0 million as compared to the same period in 1995. The increase in gas revenues was mainly due to increased sales to wholesale customers partially offset by decreased gas transition costs. The decrease in electric revenues was mainly due to decreased sales to residential and commercial customers reflecting cooler summer weather and decreased sales to industrial customers, which were partially offset by increased sales to wholesale customers.

      The basic steel industry accounted for 36% of natural gas delivered (including volumes transported) and 36% of electric sales during the twelve months ended September 30, 1996.

      The components of the variations in gas and electric revenues are shown in the following table:

                                                   Variations
                                                      from
                                                  Prior Periods
                                        ---------------------------------
                                               September 30, 1996
                                                   Compared to
                                               September 30, 1995
                                          Three      Nine        Twelve
                                         Months      Months      Months
                                        =========   =========   =========
                                             (Dollars in thousands)

Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $     863   $  12,843   $ (65,779)
 Gas transition costs                      (4,673)    (28,064)     35,961
 Changes in sales levels                    9,225      65,292     107,479
 Gas transport levels                          20        (995)     (1,840)
                                        ---------   ---------   ---------
Gas Revenue Change                      $   5,435   $  49,076   $  75,821
                                        ---------   ---------   ---------
Electric Revenue -
 Pass through of net changes in fuel    $  (2,706)  $   1,516   $     841
 Changes in sales levels                  (17,249)    (12,306)       (280)
                                        ---------   ---------   ---------
Electric Revenue Change                 $ (19,955)  $ (10,790)  $     561
                                        ---------   ---------   ---------

  Total Revenue Change                  $ (14,520)  $  38,286   $  76,382
                                        =========   =========   =========

      See Note 4 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

      Gas costs increased $4.4, $30.6, and $41.1 million for the three-month, nine-month, and twelve-month periods ended September 30, 1996, respectively. Gas costs increased for the three-month and nine-month periods, due to increased purchases and increased gas costs per dth, which were partially offset by decreased gas transition costs. Gas costs increased for the twelve-month period due to increased purchases partially offset by decreased gas costs per dth. The average cost of purchased gas for the three-month, nine-month, and twelve-month periods ended September 30, 1996, after adjustment for gas transition costs billed to transport customers, was $2.72, $2.85, and $2.69 per dth, respectively, as compared to $2.60, $2.79, and $2.77 per dth for the same periods in 1995.

FUEL AND PURCHASED POWER -

      The cost of fuel for electric generation decreased for the three-month, nine-month, and twelve-month periods ended September 30, 1996, compared to 1995 periods, mainly as a result of decreased production of electricity.

      Power purchased increased $2.2, $6.4, and $10.3 million for the three-month, nine-month, and twelve-month periods ended September 30, 1996 as a result of increased bulk power purchases.

OPERATING MARGINS -

      Operating margins increased $30.7 million for the twelve months ended September 30, 1996 from the same period a year ago. The operating margin from gas deliveries increased $34.7 million due to increased sales to residential and commercial customers reflecting colder winter weather, increased sales to industrial and wholesale customers, and increased deliveries of gas transported for others. The operating margin from electric sales decreased $4.0 million reflecting decreased sales to residential customers due to cooler summer weather in the third quarter of 1996 partially offset by increased sales to commercial and wholesale customers.

      Operating margins increased $7.9 million for the nine months ended September 30, 1996 from the same period a year ago. Gas operating margin increased $18.5 million due to increased sales to residential and commercial customers reflecting colder weather during the period, increased sales to industrial and wholesale customers, and increased deliveries of gas transported for others. Operating margin from electric sales decreased $10.6 million due to decreased sales to residential customers reflecting cooler summer weather in the third quarter of 1996, and decreased sales to industrial customers due to plant operational difficulties at several major customers, which were partially offset by increased sales to commercial and wholesale customers.

      Operating margins decreased $13.9 million for the three months ended September 30, 1996 over the same period a year ago. The operating margin from gas deliveries increased $1.0 million due to increased sales for resale and increased deliveries of gas transported for others. Operating margin from electric sales decreased $14.9 million due to decreased sales to residential and commercial customers reflecting cooler summer weather and decreased sales to industrial customers, which were partially offset by increased sales to wholesale customers.

OPERATING EXPENSES AND TAXES -

      Operation expenses increased $7.3 and $12.9 million for the nine-month and twelve-month periods ended September 30, 1996, respectively. Operation expenses increased for the nine-month period reflecting increased electric production costs of $2.7 million resulting from increased pollution control facility costs, environmental costs of $3.7 million, and other various increased operating costs. Operation expenses increased for the twelve-month period reflecting a December 1995 Indiana Utility Regulatory Commission (Commission) order to refund $3.4 million to electric customers related to a 1992 insurance settlement previously credited to operation and maintenance expenses, increased electric production costs of $4.8 million mainly resulting from pollution control facilities costs, employee-related costs of $3.3 million, environmental costs of $2.7 million, and various other increased operation expenses. Operation expenses decreased $2.2 million for the three-month period ended September 30, 1996 mainly due to lower employee related costs.

      Maintenance expenses decreased $1.9, $4.4, and $5.0 million for the three-month, nine-month, and twelve-month periods ended September 30, 1996, respectively, mainly reflecting decreased maintenance activity at the electric production facilities and the gas underground storage facilities.

      Depreciation and amortization expense increased $4.2, $12.8, and $14.9 million for the three-month, nine-month, and twelve-month periods ended September 30, 1996, respectively, resulting from plant additions, increased amortization of computer software, and the amortization of deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station.

      Utility income taxes decreased for the three-month and nine-month periods ended September 30, 1996 mainly as a result of decreased pre-tax income. Utility income taxes decreased for the twelve-month period ended September 30, 1996 as a result of lower effective tax rate.

OTHER INCOME (DEDUCTIONS) -

      Other Income (Deductions) increased $3.2 and $2.8 million for the three-month and nine-month periods ended September 30, 1996, respectively, mainly reflecting the gain on sales of utility property. Other Income (Deductions) decreased $3.1 million for the twelve-month period ended September 30, 1996 as the result of the inclusion in the prior period of a $5.6 million after-tax benefit for the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation partially offset by gains from the sale of utility property during the current period.

INTEREST CHARGES -

      Interest charges increased for the three-month, nine-month, and twelve-month periods ended September 30, 1996 reflecting the issuance of $169,275,000 of Medium-Term Notes, Series D, and the discontinuance of carrying charges on deferred charges related to the Bailly Generating Station scrubber service agreement.

      See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 4, 6, and 8 for a discussion of FERC Order
No. 636, Income Taxes and Postretirement Benefits.

NET INCOME -

      Net income for the twelve-month period ended September 30, 1996 was $192.6 million compared to $189.7 million for the twelve-month period ended September 30, 1995.

      Net income for the nine months ended September 30, 1996 was $136.5 million compared to $138.3 million for the nine months ended September 30, 1995.

      Net income for the three months ended September 30, 1996 was $38.2 million compared to $42.6 million for the three months ended September 30, 1995.

ENVIRONMENTAL MATTERS -

      Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $7.7 million to cover probable corrective actions as of September 30, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

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

      During the course of investigation activities, Northern Indiana noted the presence of manufactured-gas plant residuals in the St. Mary's River in Fort Wayne, Indiana and the Wabash River in Peru, Indiana. Northern Indiana notified the IDEM and the EPA and immediately took steps to contain the material at both sites.

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

LIQUIDITY AND CAPITAL RESOURCES -

      In 1994, the Commission authorized Northern Indiana to issue up to $289,275,000 of its Medium-Term Notes, Series D, due from one year to thirty years, for purposes of refinancing certain first mortgage bonds and medium-term notes. During 1994, $120.0 million of the Medium-Term
Notes, Series D, were issued to refinance certain first mortgage bonds. On June 12, 1995, the remaining $169,275,000 of Medium-Term Notes, Series D, were issued and part of the proceeds were used to redeem all of the outstanding First Mortgage Bonds, Series U and Z, aggregating $94.8 million, on
July 3, 1995.

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper to fund short-term working capital requirements. As of September 30, 1996, Northern Indiana had $88.0 million in commercial paper outstanding, having a weighted average interest of 5.45%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1998 unless extended by its terms. As of September 30, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1996, there were $186.7 million of borrowings outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1996, there were no borrowings outstanding under this facility.

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

      Northern Indiana filed an Alternative Regulatory Plan (ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers, and improved natural gas service. In its petition, Northern Indiana stated it would propose to implement new rates and services that would include, but not be limited to further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms. The Commission will hold hearings during first quarter of 1997.

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

Part II. OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS.

      Northern Indiana is party to various pending proceedings, including suits and claims against it for personal injury, death and property damage, but in the opinion of counsel for Northern Indiana, the nature of such proceedings and suits, and the amounts involved, do not depart from the ordinary routine litigation and proceedings incidental to the kind of business conducted by Northern Indiana, except as described under Note 3 (Pending Tax Matter) and Note 5 (Environmental Matters), in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report on Form 10-Q.

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

         (a)   Exhibits.

                Exhibit 3 - By-laws effective August 27, 1996.

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


                          Northern Indiana Public Service Company
                                       (Registrant)

                                    /s/ Jerry M. Springer,
                           Vice President, Finance and Accounting

                                    /s/ David J. Vajda,
                           Controller and Chief Accounting Officer

Date November 13, 1996