Form 10-K
period 1996-12-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1997-03-26
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1996

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      As of February 28, 1997, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NIPSCO Industries, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Form 10-K

Table of Contents
                                                              Page
                                                              ====

PART I
 Item 1     Business                                            2
      2     Properties                                         12
      3     Legal Proceedings                                  13
      4     Submission of Matters to a Vote
             of Security Holders                               14

PART II
 Item 5     Market for the Registrant's Common
             Equity and Related Shareholder Matters            14
      6     Selected Financial Data                            14
      7     Management's Discussion and Analysis of
             Financial Condition and Results of Operation      15
      8     Financial Statements and Supplementary Data        24
      9     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure            60

PART III
Item 10     Directors and Executive Officers of
             the Registrant                                    60
     11     Executive Compensation                             63
     12     Security Ownership of Certain Beneficial
             Owners and Management                             71
     13     Certain Relationships and Related Transactions     71

PART IV
Item 14     Exhibits, Financial Statement Schedules            71
             and Reports on Form 8-K

SIGNATURES                                                     74

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Part I

ITEM 1. BUSINESS.

      Northern Indiana Public Service Company (Northern Indiana) is a public utility operating company, incorporated in Indiana on August 2, 1912, engaged in supplying natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2,188,000. At December 31, 1996, Northern Indiana served approximately 653,100 customers with gas and approximately 411,500 with electricity.

      See "Segments of Business" in the Notes to Consolidated Financial Statements regarding financial information about industry segments.

      HOLDING COMPANY STRUCTURE. Effective March 3, 1988, Northern Indiana became a subsidiary of NIPSCO Industries, Inc., an Indiana corporation (Industries).

      ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kilowatts (kw), two hydroelectric generating plants with net capabilities of 10,000 kw, and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1996, Northern
Indiana generated 83.8% and purchased 16.2% of its electric requirements.

      Northern Indiana's 1996 electric control area peak of 3,134,400 kw, which includes Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA) for which Northern Indiana controls interchange operations, was set on August 6, 1996. Northern Indiana's all-time control area of 3,161,200 kw was set on July 14, 1995. Northern Indiana's 1996 internal peak load, which excludes WVPA and IMPA, was 2,888,450 kw set on August 6, 1996. This also established a new all-time internal peak load exceeding the old peak of 2,882,200 kw established on July 14, 1995.

      Northern Indiana's electric system is interconnected with that of American Electric Power (formerly Indiana Michigan Power Company), ComEd (formerly Commonwealth Edison Company), Cinergy Services, Inc. (formerly PSI Energy, Inc.), Consumers Energy (formerly Consumers Power Company), and Central Illinois Public Service Company. Electric energy is purchased from, sold to, or exchanged with various other utilities and power marketers under Northern Indiana's power sales and open access transmission tariffs.

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

      Northern Indiana has full requirement agreements with each of its eight municipal wholesale customers. These full requirement contracts became effective October 1, 1987, and extend through January 31, 1998. Northern Indiana intends to negotiate for extension of contracts, but there is no assurance they will be extended.

      Northern Indiana is a member of the East Central Area Reliability Coordination Agreement (ECAR). ECAR is one of nine regional electric reliability councils established to coordinate planning and operations of member companies regionally and nationally.

      FUEL SUPPLY. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City, and Schahfer Generating Stations. Northern Indiana's thirteen steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units, except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability to 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1996 were supplied as follows:

Coal               98.4%
Natural gas         1.6%


      In 1996, Northern Indiana used approximately 8.1 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock which provides adequate fuel supply during the year under all conditions.

      Annual coal requirements for Northern Indiana's electric generating units through 2001 are estimated to range from 8.7 million tons to 8.9 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance, and other variables. These requirements are being or will be met in part under long-term contracts as follows:

      MILLION TONS/YEAR       SULFUR CONTENT       EXPIRATION
      =================       ==============       ==========

             1.0                   High               1998
       Up to 1.0(a)                High               1998
             1.3(b)                Low                2001
             1.8(c)                Low                1999
             1.0(d)                Low                1998
              .5(e)                High               1998

(a) Contract calls for requirements up to 1.0 million tons/contract year.
(b) 1.8 million tons in 1997.
(c) Plus or minus 10%/contract year (1.225 million tons in 1999).
(d) Plus or minus 10%/contract year (.5 million tons in 1998).
(e) .250 million tons in 1998.


      The average cost of coal consumed in 1996 was $27.50 per ton or 15.79 mills per kilowatt-hour (kwh) generated as compared to $28.28 per ton or
15.89 mills per kwh generated in 1995. Northern Indiana's forecasts indicate that its coal costs will be slightly lower over the next two years.

      COAL RESERVES. Included in the previous table of coal contracts is a coal mining contract with Cyprus Shoshone Coal Corporation (Cyprus) under which Cyprus is mining Northern Indiana's coal reserves in the Cyprus mine through the year 2001. The costs of the reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

      FUEL ADJUSTMENT CLAUSE. See "Fuel Adjustment Clause" in the Notes to Consolidated Financial Statements.

      GAS OPERATIONS. Northern Indiana supplies natural gas of about 1,000 British thermal units (Btu) per cubic foot. In a 24-hour period ended February 3, 1996, Northern Indiana's 1996 maximum day sendout was 1,553,977 dekatherms (dth).

      In 1996, all of the gas supplied by Northern Indiana was transported by ANR Pipeline Company (ANR), Crossroads Pipeline Company (Crossroads)
- a subsidiary of Industries, Midwestern Gas Transmission Company (Midwestern), Natural Gas Pipeline Company of America (Natural),
Panhandle Eastern Pipe Line Company (Panhandle), Tennessee Gas Pipeline Company (Tennessee), and Trunkline Gas Company (Trunkline). Approximately 57% of Northern Indiana's 1996 gas supply was purchased on the spot market, generally less than 30-day agreements.

      The average price per dth (including FERC Order No. 636 transition charges) in 1996 was $3.13, compared to $2.98 in 1995, and the average cost of purchased gas, after adjustment for transition charges billed to transport customers, was $3.03 per dth as compared to $2.63 per dth in 1995.

      The transportation rates of Crossroads, and the transportation and storage rates of ANR, Midwestern, Natural, Panhandle, Tennessee, and Trunkline to Northern Indiana, are subject to change in accordance with rate proceedings filed with the Federal Energy Regulatory Commission (FERC).

      Agreements have been negotiated with natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of FERC Order No. 636 (See "FERC Order No. 636" in the Notes to Consolidated Financial Statements.) Northern Indiana also has firm transportation agreements with the pipelines, which allow Northern Indiana to move its gas through the pipelines' transmission systems. Northern Indiana also has producer agreements which allow for the purchase of gas either from gas marketers or producers.

      Northern Indiana has a curtailment plan approved by the Indiana Utility Regulatory Commission (Commission). Effective on August 11, 1981, the plan allows unrestricted gas sales by Northern Indiana. There were no firm sales curtailments in 1996 and none are expected during 1997.

      Northern Indiana operates an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals have been made in the 1996-1997 winter of up to 108,402 dth per day.

      In addition, Northern Indiana has several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in the aggregate for approximately 26,571,007 dth of annual stored volume, and allow for approximately 551,446 dth of maximum daily withdrawal.

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

      GAS COST ADJUSTMENT CLAUSE. See "Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements.

      FERC ORDER 636. See "FERC Order No. 636" in the Notes to Consolidated Financial Statements.

      REGULATION. Northern Indiana is subject to regulation by the Commission as to rates, service, accounts, issuance of securities, and in in other respects. See "FERC Order No. 636" in the Notes to Consolidated Financial Statements. It is also subject to limited regulation by local public authorities.

      In 1996, about 4% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, municipalities and WVPA (see "Item 1. Business-Electric Operations" regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. The jurisdiction of the FERC does not extend to the issuance of securities by Northern Indiana since it is a public utility organized and operating in the State of Indiana, under the laws of which its security issues are regulated by the Commission. The FERC on October 21, 1954, declared Northern
Indiana exempt from the provisions of the Natural Gas Act.

      RATE MATTERS. For information regarding Northern Indiana's gas rates and gas transition costs, see "FERC Order No. 636" in the Notes to Consolidated Financial Statements.

      Northern Indiana filed a petition for an Alternative Regulatory Plan
(ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers, and improved natural gas service. In its ARP, Northern Indiana proposes to implement new rates and services that would include, but not be limited to, further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms. The Commission will hold hearings on the ARP during first half of 1997.

      CONSTRUCTION BUDGET. Northern Indiana's 1997-2001 construction budget (including allowance for funds used during construction) is estimated at approximately $750 million, including $156 million in 1997, $161 million in 1998, $146 million in 1999, $142 million in 2000 and $145 million in 2001.
Northern Indiana's construction estimates include adjustments for anticipated inflation. No new electric generating units are planned in the 1997-2001 budget. Northern Indiana does not have, and has no plans to construct, a nuclear generating unit.

      COMPETITION. In municipalities where Northern Indiana renders electric service to the general public as a public utility, no other utility renders electric or gas service, except in Angola, DeMotte, Rome City, Wanatah, and Waterloo. In localities where Northern Indiana renders gas service only, it competes with electric utilities, municipal or private, for the business for which they render alternative electric service.

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

      Northern Indiana is also subject to competition for gas sales to industrial customers through the ability of these customers, under Northern Indiana's rate provisions, to make their own purchases of gas and have Northern Indiana transport the gas to them. During 1996, gas transportation represented 54% of Northern Indiana's total gas sendout.

      Indiana law requires Commission approval before a gas customer of a utility may bypass the utility and make other arrangements for gas service. Any entity which transports gas from outside Indiana for direct sale or delivery to itself or other end-users within the state will be considered a public utility and must obtain a necessity certificate from the Commission in order to engage in such activities. See "Competition" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

      EMPLOYEE RELATIONS.  Northern Indiana had 3,562 employees at
December 31, 1996. Approximately 72% of Northern Indiana's employees (physical and clerical workers) are represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. Effective June 1, 1993, the bargaining unit employees ratified four-year agreements which continue until June 1, 1997. Northern Indiana intends to negotiate new agreements with the two local unions, but can not predict the timing or terms of new agreements.

      ENVIRONMENTAL MATTERS. Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $16.6 million to cover probable corrective actions as of December 31, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

      Northern Indiana is subject to regulation with regard to environmental matters by various federal, state and local authorities. Northern Indiana cannot forecast the effect of all such regulation upon its generating, transmission and other facilities, or its operations. Northern Indiana intends to comply with all applicable governmental requirements and has adopted an environmental policy that fosters the pursuit of proactive sound environmental programs and management.

      The application of federal and state restrictions to protect the environment, including but not limited to those hereinafter described, involves or may involve review, certification or issuance of permits by various federal, state, and local authorities. Such restrictions, particularly in regard to emissions into the air and water, and disposal of solid wastes, may impact the operation of Northern Indiana's facilities, and may also require substantial investments.

      Northern Indiana's total capital expenditures from January 1, 1992, through December 31, 1996 for pollution control facilities were approximately $141 million and were financed in part by the sale of Pollution Control Notes and Bonds-Jasper County. Northern Indiana anticipates expenditures of approximately $50 million for pollution control equipment in the 1997-2001 period which includes anticipated expenditures of $29 million in 1997 and $6 million in 1998.

      AIR. The Indiana Department of Environmental Management (IDEM) Office of Air Management has submitted to the U.S. Environmental Protection Agency
(EPA) a State Implementation Plan (SIP) in accordance with the requirements of the Clean Air Act Amendments of 1977.

      ATTAINMENT-NONATTAINMENT. Under the Clean Air Act Amendments of 1977, the State has identified areas which are in compliance with the National Ambient Air Quality Standards (NAAQS) (attainment areas) and areas that are not in compliance with respect to the sulfur dioxide, particulate matter and other pollutant standards established by NAAQS (nonattainment areas). Portions of Lake County in which Northern Indiana operates an electric generating facility remain designated a nonattainment area for sulfur dioxide. Control plans for this county have been implemented. Reductions in emissions of sulfur dioxide have been made, and Northern Indiana anticipates no increased costs as a result of the implementation of the control plans for Lake County. On January 14, 1997, the EPA redesignated LaPorte County to attainment for sulfur dioxide.

      Lake County, Indiana, is designated as a nonattainment area for particulate matter or PM-10. The State of Indiana promulgated a PM-10 SIP rule, which became effective on June 11, 1993. The rule requires reduced opacity and mass emissions limits at Dean H. Mitchell Station as well as the establishment of fugitive dust control and continuous compliance plans. Northern Indiana has made investments in equipment and is currently in compliance with the PM-10 SIP rules. Porter County has been determined to have an unclassified status for PM-10. According to state requirements, the area will be monitored for PM-10 impacts to determine the appropriate classifications with respect to the NAAQS. All other counties where Northern Indiana operates electric production facilities have an unclassified status for PM-10.

      Under Title I of the Clean Air Act Amendments of 1990 (CAAA), Lake and Porter Counties are classified as severe nonattainment areas for ozone. Passage of the CAAA resulted in new provisions applicable to mobile and stationary sources in Lake and Porter Counties. Control measures requiring reduction of emissions of nitrogen oxides from the Mitchell and Bailly Generating Stations as a consequence of the Lake Michigan Ozone Control Program have yet to be determined. Northern Indiana is evaluating potential least-cost methods to reduce emissions of nitrogen oxides from the generating stations. The EPA has approved a conditional waiver from present reduction of nitrogen oxides under Title I. Northern Indiana cannot determine the cost impact of the future provisions.

      ACID RAIN. Title IV of the CAAA addresses the acid rain issue by targeting large sources of sulfur dioxide and nitrogen oxides for significant reductions. The core acid rain rules for sulfur dioxide were promulgated by the EPA on January 11, 1993. As required by the regulations, Bailly Units 7 and 8 and Michigan City Unit 12 reduced their sulfur dioxide emissions below 2.5 pounds per million British thermal units (lbs/mm Btu) by January 1, 1995. These units, along with the remainder of Northern Indiana's coal-fired units, are required to reduce their sulfur dioxide emissions below 1.2 lbs/mm Btu by January 1, 2000 (Phase II).

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

      Northern Indiana is pursuing nitrogen oxide reduction measures to meet future acid rain requirements. The EPA proposed Phase II nitrogen oxide limits in January of 1996. The final rules were signed by the EPA Administrator on December 10, 1996. The nitrogen oxides emission limits in the final rules potentially apply to all of Northern Indiana's electric generating facilities. Although there is a legal challenge to the final rule, plans will be prepared to meet compliance with the final rules. On December 30, 1996, Northern Indiana filed permit applications requesting early election of Northern Indiana's Phase II pulverized coal boilers. The permits when approved by the EPA will establish limits based on the Phase I nitrogen oxides emission standards for the seven boilers during the following ten year period.

      ADDITIONAL AIR ISSUES. The CAAA contains provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements.

      The EPA has promulgated a permit program to meet the requirements of Title V of the CAAA. The IDEM, on November 3, 1993, proposed an air operating permit program to meet the requirements of Title V to Indiana's Air Pollution Control Board. The Air Pollution Control Board adopted rules to implement the Title V permit program on March 10, 1994. These operating permit rules, including a new fee schedule, became effective in Indiana on June 24, 1994. Indiana submitted the Title V rules to the EPA for approval in August of 1994. The EPA has approved the submittal and the rules became effective December 14, 1995. Northern Indiana submitted Title V permit applications for each of the four electric generating stations during September 1996.

      WATER. The Clean Water Act, as amended, subjects point source dischargers to technology and water quality based controls through the National Pollution Discharge Elimination System (NPDES) permit program. Northern Indiana is required to have NPDES permits for discharges from its generating stations into the waters of the United States. The Great Lakes Water Quality Initiative (GLI) is a complex set of water quality regulations governing discharges in the Great Lakes drainage basin. This regulation became effective February 13, 1997 and will affect the NPDES permits for Northern Indiana's three lakeside stations. As of this date, the Bailly Station NPDES permit has not been renewed by IDEM. Northern Indiana anticipates that IDEM will issue the new Bailly permit under the GLI regulations. The Mitchell, Michigan City, and R. M. Schahfer Stations NPDS permits expire in August 1998. Northern Indiana received NPDES permit modifications for intermittent chemical treatment of the main discharge at the Mitchell and Michigan City Stations for zebra mussel control. Bailly Station utilizes thermal treatment in its water systems to control zebra mussels. Schahfer Station has not presently experienced operational impacts due to zebra mussels. Rather, Schahfer Station has experienced equipment problems due to an Asiatic clam infestation. Alternate forms of control are being investigated by Northern Indiana in an effort to prevent any impact on plant operations relating to these infestations, while also minimizing the environmental impact of the controls.

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

      Northern Indiana was notified by IDEM in 1992 of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what future remedial measures, if any, may be needed.

      During the course of investigation activities, Northern Indiana noted the presence of manufactured-gas plant residuals in the St. Mary's River in Fort Wayne, Indiana and the Wabash River in Peru, Indiana. Northern Indiana notified IDEM and the EPA and immediately took steps to contain the material at both sites.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay Northern Indiana for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site.

      Northern Indiana has met with various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later, in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured-gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court. Both sides have motions pending in the Federal Court lawsuit that would be dispositive of the case. Northern Indiana has obtained cash settlements with some of its insurers.

      In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities." This statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. Northern Indiana will adopt this standard on January 1, 1997 and adoption will not have a material impact on Northern Indiana financial position or results of operations.

      ELECTRIC AND MAGNETIC FIELDS. The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances, and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. Recently, The U.S. National Research Council of the National Academy of Sciences concluded in a report, after examining more than 500 EMF studies spanning seventeen years, that among other things, there is insufficient evidence to consider EMF a threat to human health. Despite the report' findings, future research appropriations are continuing to be dedicated to explore the issue.

                      ---------------------------

      It is not possible to predict the scope, enforceability or financial impact of other environmental regulations or standards which may be established in the future.

ITEM 2. PROPERTIES.

      The physical properties of Northern Indiana are located in the State of Indiana.

      ELECTRIC. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kw, two hydroelectric generating plants with net capabilities of 10,000 kw, and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1996, Northern Indiana generated 83.8% and purchased 16.2% of its electric requirements.

      Northern Indiana has 292 substations with an aggregate transformer capacity of 22,877,400 kva. Its transmission system with voltages from 34,500 to 345,000 consists of 3,052 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,692 circuit miles of overhead and 1,338 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 11,050,855 kva and 434,851 electric watt-hour meters.

      GAS. Northern Indiana has an underground storage field at Royal Center and a liquefied natural gas plant in LaPorte County, both of which are described under "Item 1. Business-Gas Operations." Northern Indiana has 13,195 miles of gas mains.

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

      The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

      When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1996, Northern Indiana had approximately $146.0 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

      So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefor for the preceding calendar year unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1996, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 40% of the total capitalization including surplus.

      In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

                                       Year Ended December 31,
                                       (Dollars in thousands)

                       1996       1995       1994       1993       1992
                    ========== ========== ========== ========== ==========
Operating revenues  $1,754.105 $1,664,278 $1,613,995 $1,619,623 $1,552,285

Net income          $  197,310 $  194,321 $  179,903 $  172,104 $  149,454

Total assets        $3,755,474 $3,606,199 $3,624,311 $3,613,235 $3,595,345

Long-term
 obligations and
 redeemable
 preferred stock    $1,053,254 $1,122,392 $1,131,408 $1,147,536 $1,035,128

Cash dividends
 declared on
 common shares      $  187,450 $  185,725 $  168,815 $  165,299 $  134,916


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      NET INCOME. For 1996, net income of Northern Indiana increased to $197.3 million, compared to $194.3 million for 1995. In 1994, net income was $179.9 million.

      See Notes to Consolidated Financial Statements for Segments of Business regarding the revenue and utility operating income derived from the delivery of gas and electricity.

      REVENUES. Operating revenues increased $89.8 million, or 5.4%, from 1995. Operating revenues in 1995 increased $50.2 million, or 3.1%, from 1994.

      During 1996, gas deliveries in dekatherms (dth), which include transportation services, increased 3.6%. Gas sales in 1996 increased 14.7% due to higher sales to residential and commercial customers as a result of colder weather during the first quarter of 1996, and increased sales to
industrial and wholesale customers.   Gas transportation services decreased
4.0% mainly due to decreased deliveries to industrial customers. Northern Indiana had approximately 653,100 gas customers at December 31, 1996. During 1995, gas deliveries increased 0.9% over 1994. Gas sales in 1995 increased 5.0% due to higher sales to residential and commercial customers as result of colder weather during the fourth quarter of 1995. Gas transportation services decreased 1.7% mainly due to decreased deliveries to industrial customers.

      Gas revenues were $731.9 million in 1996, an increase of $98.5 million from 1995. The increase in gas revenues was mainly due to increased sales to residential and commercial customers as a result of colder weather during the first quarter of 1996, increased sales to industrial and wholesale customers, and increased gas costs per dth, which were partially offset by decreased gas transition costs. Gas revenues were $633.4 million in 1995, an increase of $13.8 million from 1994. The increase in gas revenues was mainly due to increased sales to residential and commercial customers as a result of colder weather during the fourth quarter of 1995, and increased gas transition charges partially offset by decreased gas costs. The large commercial and industrial customers continued to utilize transportation services provided by Northern Indiana. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over Northern Indiana's system. Northern Indiana transported 155.2, 161.7 and 164.6 million dth in 1996, 1995, and 1994, respectively.

      In 1996, sales of electricity in kilowatt-hours (kwh) decreased 1.1% from 1995 mainly due to decreased sales to residential customers due to cooler summer weather in 1996, and decreased sales to industrial customers due to operational difficulties at several major industrial customers, which were partially offset by increased sales to commercial and wholesale customers. Northern Indiana had approximately 411,500 electric customers at December 31, 1996. In 1995, sales of electricity in kwh increased 8.9% over 1994 mainly due to higher sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, and increased sales to wholesale customers.

      In 1996, electric revenues were $1.022 billion, a decrease of $8.7 million from 1995. The decrease in electric revenue was mainly due to decreased sales to residential customers due to cooler summer weather in 1996, and decreased sales to industrial customers due to operational difficulties at several major industrial customers, which were partially offset by increased sales to commercial and wholesale customers. In 1995, electric revenues were $1.031 billion, an increase of $36.4 million from 1994. The increase in electric revenue was mainly due to higher sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, and increased sales to wholesale customers, and partially offset by lower fuel costs per kwh and to transitional rate adjustments to industrial customers signing new five-year contracts in 1995.

      The components of the changes in gas and electric revenues are shown in the following tables:

                                            Year 1996         Year 1995
                                           Compared To       Compared To
                                            Year 1995         Year 1994
                                          ============      ============
                                                (Dollars in millions)

Gas Revenue
 Pass through of net changes in
  purchased gas costs, gas storage
  and storage transportation costs        $       55.6     $       (61.6)
 Gas transition costs                            (33.5)             48.3
 Changes in sales levels                          77.5              28.2
 Gas transported                                  (1.1)             (1.1)
                                          ------------      ------------
Gas Revenue Change                        $       98.5      $       13.8
                                          ------------      ------------

Electric Revenue
 Pass through of net changes
  in fuel costs                           $        3.2      $      (14.6)
 Changes in sales levels                         (11.9)             51.0
                                          ------------      ------------
Electric Revenue Change                   $       (8.7)     $       36.4
                                          ------------      ------------
 Total Revenue Change                     $       89.8      $       50.2
                                          ============      ============


      See Rate Matters in Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

      The basic steel industry accounted for 34% of natural gas delivered (including volumes transported) and 35% of electric sales during 1996.

      Northern Indiana's rate schedules for gas and electric service to its customers contain an electric rate adjustment clause for changes in the cost of fuel and firm purchases of electric energy; and gas rate adjustment clauses to reflect changes in the cost of gas purchased, contracted gas storage and storage transportation costs. (See Fuel Adjustment Clause and Gas Cost Adjustment Clause under Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.)

      GAS COSTS. Gas costs increased $77.6 million (21.2%) in 1996 due to increased purchases and increased gas costs per dth, which were partially offset by decreased gas transition costs. The average cost for purchased gas in 1996, after adjustment for transition costs billed to transport customers, was $3.03 per dth as compared to $2.63 per dth in 1995. Gas costs increased $0.7 million (0.2%) in 1995 due to increased purchases partially offset by lower gas costs per dth. The average cost for purchased gas in 1995, after adjustment for transition charges billed to transport customers, was $2.63 per dth as compared to $2.90 per dth in 1994.

      FUEL AND PURCHASED POWER. Cost of fuel for electric generation in 1996 decreased mainly as a result of decreased production. The average cost per kwh generated decreased 0.6% from 1995 to 15.79 mills. The cost of fuel for electric generation decreased in 1995 from 1994 mainly as a result of lower costs for coal and was partially offset by increased production. The average cost per kwh generated decreased 5.7% from 1994 to 15.89 mills.

      Power purchased increased $10.1 million in 1996 as a result of increased bulk power purchases and increased cost per megawatt purchased. Power purchased increased $11.1 million in 1995 mainly as a result of increased bulk power purchases from other utilities due to increased sales.

      OPERATING MARGINS. Operating margins increased $11.2 million in 1996 to $1.023 billion. The gas operating margin increased $20.9 million in 1996, due to the increased sales to residential and commercial customers reflecting colder weather during the first quarter of 1996, increased sales to industrial and wholesale customers, and increased deliveries of gas transported for others. Operating margins from electric sales decreased
$9.7 million due to decreased sales to residential customers reflecting cooler summer weather in 1996, and decreased sales to industrial customers due to plant operational difficulties at several major customers, which were partially offset by increased sales to commercial and wholesale customers. Operating margins increased $43.2 million in 1995 to $1.012 billion. The gas operating margin increased $13.1 million in 1995 mainly due to the increased sales to residential and commercial customers due to colder weather during the fourth quarter of 1995. Operating margins from electric sales increased $30.1 million reflecting increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, and increased sales to wholesale customers, partially offset by transitional rate adjustments to industrial customers.

      OPERATING EXPENSES AND TAXES. Operating expenses and taxes (except income) in 1996 increased 1.2% from 1995 to $633.4 million and in 1995 increased 1.5% from 1994 to $625.7 million.

      Operation expenses increased $2.4 million in 1996 over 1995 due to increased pollution control facility costs, environmental costs of $5.4 million, and other various increased operating costs partially offset by reduced pension costs. Operation expenses increased $3.2 million in 1995 from 1994 reflecting a December 1995 Indiana Utility Regulatory Commission (Commission) order to refund $3.4 million to electric customers related to a 1992 insurance settlement previously credited to operating and maintenance expenses.

      Maintenance expenses decreased $8.2 million in 1996 from 1995 mainly reflecting decreased maintenance activity at electric production facilities and gas underground storage facilities. Maintenance expense decreased $1.9 million in 1995 from 1994 due to reduced maintenance activities.

      Depreciation and amortization expenses increased $13.3 million in 1996 from 1995 resulting from plant additions, increased amortization of computer software, and the amortization of deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station. Depreciation and amortization expenses increased $6.8 million in 1995 from 1994 mainly due to net plant additions.

      Utility income taxes increased $2.5 million in 1996 from 1995 mainly as a result of increased pre-tax income and increased $10.3 million in 1995 from 1994 mainly due to higher pre-tax operating income.

      Other Income (Deductions) increased $3.9 million in 1996 from 1995 mainly reflecting the sale of Crescent Dunes Lakeshore property to the National Park Service. Other Income (Deductions) decreased $7.3 million in 1995 from 1994 reflecting the inclusion in 1994 of a $5.6 million after-tax benefit for the Northern Indiana land donation to the Shafer and Freeman Lakes Environmental Conservation Corporation.

      Interest charges increased $1.9 million and $1.6 million in 1996 and 1995, respectively. The 1996 increase reflects the issuance of $169,275,000 of Northern Indiana's Medium-Term Notes, Series D and the discontinuance of carrying charges related to the Bailly Generating Station scrubber service agreement. The 1995 increase reflects increases in short-term borrowing rates and long-term debt outstanding.

      See Notes to Consolidated Financial Statements for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation, Allowance for Funds Used During Construction, FERC Order No. 636, Income Taxes, and Postretirement Benefits.

      ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $16.6 million to cover probable corrective actions as of December 31, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

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

      The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements.

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

      Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-three of these sites and made visual inspections of these sites. Initial samplings have been conducted at fourteen sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. Northern Indiana will continue its program to assess sites. During the follow-up investigation of the former manufactured-gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to Indiana Department of Environmental Management
(IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

      Northern Indiana was notified by IDEM in 1992 of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

      During the course of investigation activities, Northern Indiana noted the presence of manufactured-gas plant residuals in the St. Mary's River in Fort Wayne, Indiana and the Wabash River in Peru, Indiana. Northern Indiana notified IDEM and the EPA and immediately took steps to contain the material at both sites.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay Northern Indiana for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site.

      Northern Indiana has met with various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later, in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured-gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court. Both sides have motions pending in the Federal Court lawsuit that would be dispositive of the case. Northern Indiana has obtained cash settlements from some of its insurers.

      In October 1996, the American Institute of Certified Public
     Accountants issued Statement of Position 96-1, "Enironmental Remediation Liabilities." This statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. Northern Indiana will adopt this standard on January 1, 1997 and adoption will not have a material impact on Northern Indiana's financial position or results of operations.

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. Recently, the U.S. National Research Council of the National Academy of Sciences concluded in a report, after examining more than 500 EMF studies spanning seventeen years, that among other things, there is insufficient evidence to consider EMF a threat to human health. Despite the report's findings, future research appropriations are continuing to be dedicated to explore the issue.

      LIQUIDITY AND CAPITAL RESOURCES. Construction expenditures by Northern Indiana for 1996, 1995, and 1994 were approximately $198 million, $186 million, and $197 million, respectively. Northern Indiana's total utility plant investment on December 31, 1996, was $5.6 billion.

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

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of December 31, 1996, Northern Indiana had $193.9 million in commercial paper outstanding, having a weighted average interest rate of 5.43%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999, unless extended by its terms. As of December 31, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997 which are expected to be renewed for the subsequent twelve-month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of December 31, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of December 31, 1996, $79.0 million of borrowings were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At December 31, 1995, there were no borrowings outstanding under this facility.

      During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

      Northern Indiana does not expect the effects of inflation at current levels to have a significant impact on its results of operations, ability to contain cost increases, or need to seek timely and adequate rate relief. Northern Indiana does not anticipate the need to file for gas and electric base rate increases in the near future.

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

      In January 1997, legislation was introduced to the Indiana General Assembly addressing electric utility competition and deregulation. Under the proposed legislation, an electric utility would be required to separate its production and marketing functions from the transmission and distribution functions to eliminate a competitive market advantage related to organizational structure. There would be a transition period from October 1, 1999 through June 30, 2004, during which an electric utility's cost of service in rates would transition to a target price based upon Indiana utility averages. Amounts collected by an electric utility above the target price during the transition period would provide for recovery of transition costs. Under the proposed legislation, each electric utility company would be required to file a proposed distribution comparability tariff for unbundled electric service. Customers would have the right to chose their electricity supplier effective with the transition period.
During the transition period, access charges would be billed to those customers choosing a new supplier. Regulatory assets not recovered during the transition period and not included as part of the cost-based transmission and distribution function would not be recoverable from customers. After the transition period, customers would be required to make an affirmative election as to their electricity supplier; if no election is made, the Commission would assign a supplier. Management believes that the likelihood of passage of this proposed legislation, in its current form, is remote.

      Operating in a competitive environment will place added pressures on utility profit margins and credit ratings. Increasing competition in the electric utility industry has already led the credit rating agencies to apply more stringent guidelines in making credit rating determinations.

      Competition within the electric utility industry will create opportunities to compete for new customers and revenues, as well as increase the risk of the loss of customers. Northern Indiana's management has taken steps to make the company more competitive and profitable in the changing utility environment, including conversions of some of its generating units to allow use of lower cost, low sulfur coal.

      FERC Order No. 636, shifted primary responsibility for gas acquisition, transportation, and peak days' supply from pipelines to local gas distribution companies, such as Northern Indiana. Although pipelines continue to transport gas, they no longer provide sales service. Northern Indiana believes it has taken appropriate steps to ensure the continued acquisition of adequate gas supplies at reasonable prices.

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

      Northern Indiana filed a petition for an Alternative Regulatory Plan
(ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers, and improved natural gas service. In its ARP, Northern Indiana proposes to implement new rates and services that would include, but not be limited to, further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms. The Commission will hold hearings on the ARP during first half of 1997.

      To date, Northern Indiana's system has not been materially adversely affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is adversely altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Pages
                                                          =========

      Report of Independent Public Accountants              25

      Consolidated Statement of Income for the years
       ended December 31, 1996, 1995, and 1994              26-27

      Consolidated Balance Sheet - December 31, 1996
       and 1995                                             27-29

      Consolidated Statement of Capitalization -
       December 31, 1996 and 1995                           30-31

      Consolidated Statement of Long-term Debt -
       December 31, 1996 and 1995                           31-32

      Consolidated Statement of Cash Flows for the
       years ended December 31, 1996, 1995, and 1994        32-34

      Consolidated Statement of Retained Earnings for
       the years ended December 31, 1996, 1995, and 1994    34-35

      Notes to Consolidated Financial Statements            35-60


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE BOARD OF DIRECTORS OF
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet and consolidated statements of capitalization and long-term debt of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on Page 72, Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /S/  Arthur Andersen LLP

Chicago, Illinois
January 28, 1997

CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31,                     1996        1995        1994
                                        ==========  ==========  ==========
                                              (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4 and 21)
  Gas                                   $  731,874  $  633,355  $  619,503
  Electric                               1,022,231   1,030,923     994,492
                                        ----------  ----------  ----------
                                         1,754,105   1,664,278   1,613,995
                                        ----------  ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                                 444,141     366,487     365,811
 Fuel for electric generation              233,215     242,337     247,134
 Power purchased                            53,751      43,681      32,503
                                        ----------  ----------  ----------
                                           731,107     652,505     645,448
                                        ----------  ----------  ----------
Operating Margin                         1,022,998   1,011,773     968,547
                                        ----------  ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                                281,066     278,683     275,514
  Maintenance (Note 2)                      68,729      76,953      78,872
  Depreciation and
   amortization (Note 2)                   211,545     198,259     191,426
  Taxes (except income)                     72,069      71,831      70,417
                                        ----------  ----------  ----------
                                           633,409     625,726     616,229
                                        ----------  ----------  ----------
Operating Income Before
 Utility Income Taxes                      389,589     386,047     352,318
                                        ----------  ----------  ----------
Utility Income Taxes (Note 6)              109,051     106,574      96,257
                                        ----------  ----------  ----------

Operating Income                           280,538     279,473     256,061
                                        ----------  ----------  ----------
Other Income (Deductions)                      240      (3,619)      3,726
                                        ----------  ----------  ----------

Interest Charges:
 Interest on long-term debt                 68,798      72,339      70,771
 Other interest                             11,225       8,395       9,550
 Allowance for borrowed funds used
  during construction and carrying
  charges (Note 2)                            (805)     (3,320)     (4,034)
 Amortization of premium, reacquisition
  premium, discount and expense on
  debt, net                                  4,250       4,119       3,597
                                        ----------  ----------  ----------
                                            83,468      81,533      79,884
                                        ----------  ----------  ----------

Net Income                                 197,310     194,321     179,903

Dividend requirements on
 preferred stocks                            8,712       9,046       9,913
                                        ----------  ----------  ----------
Balance available
 for common shares                      $  188,598  $  185,275  $  169,990
                                        ==========  ==========  ==========

Common dividends declared               $  187,450  $  185,725  $  168,815
                                        ==========  =========== ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                   1996           1995
                                            ===========    ===========
                                              (Dollars in thousands)

ASSETS

UTILITY PLANT, at original cost (including
 construction work in progress of
 $162,123 and $145,078, respectively)
 (Note 2):
  Electric                                  $ 4,050,084    $ 3,935,103
  Gas                                         1,176,871      1,143,021
  Common                                        346,636        350,168
                                            -----------    -----------
                                              5,573,591      5,428,292

    Less - Accumulated provision for
     depreciation and amortization            2,499,687      2,330,879
                                            -----------    -----------
      Total Utility Plant                     3,073,904      3,097,413
                                            -----------    -----------

OTHER PROPERTY AND INVESTMENTS                    8,971          8,787
                                            -----------    -----------
CURRENT ASSETS:
 Cash and cash equivalents                        8,279         11,478
 Accounts receivable, less reserve of
  $4,568 and $6,418, respectively (Note 2)      111,866         96,076
 Fuel adjustment clause (Note 2)                  9,149         10,301
 Gas cost adjustment clause (Note 2)             98,167          4,113
 Materials and supplies, at average cost         56,796         63,824
 Electric production fuel, at average cost       26,483         14,258
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                        50,409         53,413
 Prepayments and other                           13,658         13,050
                                            -----------    -----------
      Total Current Assets                      374,807        266,513
                                            -----------    -----------

OTHER ASSETS:
 Regulatory assets (Note 2)                     230,545        211,859
 Prepayments and other (Note 7)                  67,247         21,627
                                            -----------    -----------
      Total Other Assets                        297,792        233,486
                                            -----------    -----------
                                            $ 3,755,474    $ 3,606,199
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                   1996           1995
                                            ===========    ===========
                                               (Dollars in thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common shareholder's equity                $ 1,017,996    $ 1,016,827
 Preferred stocks (Note 9) -
   Series without mandatory
    redemption provisions (Note 10)              81,126         81,325
   Series with mandatory
    redemption provisions (Note 11)              61,246         63,651
 Long-term debt, excluding amounts due
  within one year (Note 15)                     992,008      1,058,741
                                            -----------    -----------
      Total capitalization                    2,152,376      2,220,544
                                            -----------    -----------

CURRENT LIABILITIES:
 Current portion of long-term debt               65,747         80,000
  (Note 16)
 Short-term borrowings (Note 17)                272,905        163,600
 Accounts payable                               190,182        135,639
 Sinking funds due within one year
  (Notes 11 and 15)                               3,328          2,621
 Dividends declared on common and
  preferred stocks                               54,255         49,851
 Customer deposits                               16,768         10,230
 Taxes accrued                                   78,806         31,247
 Interest accrued                                 5,851          7,170
 Accrued employment costs                        40,915         45,771
 Other                                           16,302         30,790
                                            -----------    -----------
      Total current liabilities                 745,059        556,919
                                            -----------    -----------

OTHER:
 Deferred income taxes (Note 6)                 597,105        587,809
 Deferred investment tax credits, being
  amortized over life of related property
   (Note 6)                                     107,058        114,386
 Deferred credits                                41,056         41,038
 Accrued liability for postretirement
  benefits (Note 8)                             104,123         73,682
 Other noncurrent liabilities                     8,697         11,821
                                            -----------    -----------
      Total other                               858,039        828,736
                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 4, 5, 18 and 19)
                                            $ 3,755,474    $ 3,606,199
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CAPITALIZATION

DECEMBER 31,                          1996                  1995
                                   ===========           ===========
                                         (Dollars in thousands)

COMMON SHAREHOLDER'S EQUITY:
  Common shares - without par
   value - authorized 75,000,000
   shares - issued and outstanding

   73,282,258 shares               $   859,488           $   859,488
  Additional paid-in capital            12,521                12,500
  Retained earnings                    145,987               144,839
                                   -----------           -----------
   Total common shareholder's
    equity                           1,017,996   47.3%     1,016,827   45.8%
                                   -----------           -----------

PREFERRED STOCKS, WHICH ARE
 REDEEMABLE SOLELY AT OPTION
 OF NORTHERN INDIANA:
  Cumulative preferred stock -
   $100 par value -
    4-1/4% series - 209,145 and
     209,190 shares outstanding,
     respectively                       20,915                20,919
    4-1/2% series - 79,996
     shares outstanding                  8,000                 8,000
    4.22% series - 106,198
     shares outstanding                 10,620                10,620
    4.88% series - 100,000
     shares outstanding                 10,000                10,000
    7.44% series - 41,890
     shares outstanding                  4,189                 4,189
    7.50% series - 34,842
     shares outstanding                  3,484                 3,484
    Premium on preferred stock             254                   254
  Cumulative preferred stock -
   no par value -
    Adjustable Rate (6.00% at
     December 31, 1996) -
     Series A (stated value -
     $50 per share), 473,285 and
     477,185 shares outstanding,
     respectively                       23,664                23,859
                                   -----------           -----------
                                        81,126    3.8%        81,325    3.6%
                                   -----------           -----------

REDEEMABLE PREFERRED STOCKS,
 SUBJECT TO MANDATORY REDEMPTION
 REQUIREMENTS OR WHOSE
 REDEMPTION IS OUTSIDE THE
 CONTROL OF NORTHERN INDIANA:
  Cumulative preferred stock -
   $100 par value -
    8.85% series - 75,000 and
     87,500 shares outstanding,
     respectively                        7,500                 8,750
    7-3/4% series - 44,460 and
     50,014 shares outstanding,
     respectively                        4,446                 5,001
    8.35% series - 63,000 and
     69,000 shares outstanding,
     respectively                        6,300                 6,900
  Cumulative preferred stock -
   no par value -
    6.50% series - 430,000
     shares outstanding                 43,000                43,000
                                   -----------           -----------
                                        61,246    2.8%        63,651    2.9%
                                   -----------           -----------
LONG-TERM DEBT                         992,008   46.1%     1,058,741   47.7%
                                   ___________  ______   ___________  ______

     Total capitalization          $ 2,152,376  100.0%   $ 2,220,544  100.0%
                                   ===========  ======   ===========  ======

The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED STATEMENT OF LONG-TERM DEBT

DECEMBER 31,                                      1996            1995
                                               ===========     ===========
                                                  (Dollars in thousands)

FIRST MORTGAGE BONDS -
 Series O, 6-3/8%, due September 1, 1997       $         0     $    25,747
 Series P, 6-7/8%, due October 1, 1998              14,509          14,509
 Series T, 7-1/2%, due April 1, 2002                40,000          40,500
 Series NN, 7.10%, due July 1, 2017                 55,000          55,000
                                               -----------     -----------
    Total                                          109,509         135,756
                                               -----------     -----------

POLLUTION CONTROL NOTES AND BONDS -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                   19,000          20,000
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 3.58% weighted
  average at December 31, 1996, due
  November 1, 2016                                 130,000         130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.55% weighted average at
  December 31, 1996, due November 1, 2007           24,000          24,000
 Series 1994 Bonds - Jasper County -
  Series A - 5.10% at December 31, 1996
  due August 1, 2010                                10,000          10,000
 Series 1994 Bonds - Jasper County -
  Series B - 5.10% at December 31, 1996,
  due June 1, 2013                                  18,000          18,000
 Series 1994 Bonds - Jasper County -
  Series C - 5.10% at December 31, 1996,
  due April 1, 2019                                 41,000          41,000
                                               -----------     -----------
    Total                                          242,000         243,000
                                               -----------     -----------

MEDIUM-TERM NOTES -
 Issued at interest rates between 5.83%
  and 7.64% with a weighted average interest
  rate of 6.85% and various maturities between
  April 6,1998 and January 19, 2024                644,025         684,025
                                               -----------     -----------
UNAMORTIZED PREMIUM AND DISCOUNT
 ON LONG-TERM DEBT, NET                             (3,526)         (4,040)
                                               -----------     -----------
    Total long-term debt, excluding
     amounts due in one year                   $   992,008     $ 1,058,741
                                               ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31,                1996          1995         1994
                                    ===========   ===========   ===========
                                             (Dollars in thousands)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                        $   197,310   $   194,321   $   179,903

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization         211,545       198,259       191,426
  Deferred federal and state
   operating income taxes, net           26,117        (3,247)      (11,468)
  Deferred investment tax
   credits, net                          (7,327)       (7,436)       (6,416)
  Advance contract payment              (17,100)            0             0
  Change in certain assets and
   liabilities -
    Accounts receivable, net            (15,790)      (15,099)       18,246
    Electric production fuel            (12,225)        4,089         3,186
    Materials and supplies                7,028            11         1,309
    Natural gas in storage                3,004        19,049       (15,659)
    Accounts payable                     54,543        (6,379)      (29,116)
    Taxes accrued                        14,628       (11,156)      (16,745,
    Fuel adjustment clause                1,152        (8,687)        4,826
    Gas cost adjustment clause          (94,054)       23,731         7,721
    Accrued employment costs             (4,856)        2,511         3,182
    Other accruals                      (14,488)       21,116         1,046
   Other, net                             6,962           888        22,969
                                    -----------   -----------   -----------
     Net cash provided by
      operating activities              356,449       411,971       354,410
                                    -----------   -----------   -----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures            (198,223)     (185,560)     (196,854)
  Other, net                              3,076          (750)        5,700
                                    -----------   -----------   -----------
     Net cash used in investing
      activities                       (195,147)     (186,310)     (191,154)
                                    -----------   -----------   -----------

CASH FLOWS PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES:
  Issuance of long-term debt                  0       168,386       208,884
  Issuance of short-term debt         1,172,150       943,200       982,927
  Net change in commercial paper        149,105      (111,700)      128,605
  Retirement of long-term debt          (80,000)     (120,868)     (210,246)
  Retirement of short-term debt      (1,211,950)     (917,100)   (1,065,227)
  Retirement of preferred stock          (2,604)       (7,095)      (10,354)
  Cash dividends paid on
   common shares                       (182,950)     (180,475)     (171,845)
  Cash dividends paid on
   preferred shares                      (8,766)       (9,241)      (10,185)
  Other, net                                514          (284)            0
                                    -----------   -----------   -----------
     Net cash used in

      financing activities             (164,501)     (235,177)     (147,441)
                                    -----------   -----------   -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS               (3,199)       (9,516)       15,815

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                     11,478        20,994         5,179
                                    -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                      $     8,279   $    11,478   $    20,994
                                    ===========   ===========   ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED STATEMENT OF RETAINED EARNINGS

YEAR ENDED DECEMBER 31,                    1996       1995       1994
                                        =========  =========  =========
                                              (Dollars in thousands)

BALANCE AT BEGINNING OF PERIOD          $ 144,839  $ 145,289  $ 144,114

ADD:
NET INCOME                                197,310    194,321    179,903
                                        ---------  ---------  ---------
                                          342,149    339,610    324,017
                                        ---------  ---------  ---------

LESS:
 DIVIDENDS:
  Cumulative Preferred stock -
   4-1/4% series                              889        891        898
   4-1/2% series                              360        360        360
   4.22%  series                              448        448        448
   4.88%  series                              488        488        488
   7.44%  series                              312        312        312
   7.50%  series                              261        261        261
   8.85%  series                              793        903      1,014
   7-3/4% series                              395        449        492
   8.35%  series                              572        622        672
   6.50%  series                            2,795      2,795      2,795
   Adjustable Rate, series A                1,399      1,517      2,173

  Common shares                           187,450    185,725    168,815
                                       ----------  ---------  ---------
                                          196,162    194,771    178,728
                                       ----------  ---------  ---------
BALANCE AT END OF PERIOD                $ 145,987  $ 144,839  $ 145,289
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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.2% for the year 1996, 4.1% for year 1995, and 4.0% for year 1994. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

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

      ACCOUNTS RECEIVABLE. At December 31, 1996, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 1997 and is expected to be renewed in the future. The December 31, 1996 and 1995 accounts receivable balances include approximately $7.1 million and $6.9 million respectively, due from associated companies.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                                                   1996      1995      1994
                                                 ========  ========  ========
                                                    (Dollars in thousands)

Income taxes                                     $ 73,631  $128,487  $116,790

Interest, net of amounts capitalized             $ 78,268  $ 80,635  $ 76,983


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

      GAS COST ADJUSTMENT CLAUSE. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage, and storage transportation charges. Northern Indiana records any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to its customers. The gas cost adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three month period will be included in a future filing. See Note 4, FERC Order No. 636 for a discussion of gas transition cost charges.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in December 1996 and 1995 the estimated replacement cost of gas in storage (current and non-current) at December 31, 1996 and 1995 exceeded the stated LIFO cost by approximately $96 million and $30 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Pursuant to agreement, effective July 1, 1996, Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NIPSCO Industries Management Services Company (Services), a wholly-owned subsidiary of Industries.

      The costs of these services are charged to Northern Indiana based on payroll and expenses incurred by Services' employees for the benefit of Northern Indiana. These costs which totalled $17.4 million for the six-month period ended December 31, 1996 consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amount of $17.3 million representing 4.1% of Northern Indiana's total gas costs for year 1996.

      Northern Indiana subleases a portion of office facilities to affiliated companies for a monthly fee, which includes operating expenses, based on space utilization.

      HEDGING ACTIVITIES. Northern Indiana uses commodity futures contracts to hedge the impact of natural gas price fluctuations related to its business activities. Gains and losses on these futures contracts are deferred and recognized in income concurrent with the related purchases and sales of natural gas.

      As of December 31, 1996 Northern Indiana had open futures contracts representing hedges of natural gas sales of 1.2 billion cubic feet (Bcf). The deferred (losses) on those futures contracts at December 31, 1996 totalled $(0.1) million.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commission and the Federal Energy Regulatory Commission
(FERC). Accordingly, Northern Indiana's accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The regulatory assets identified below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate-making process. Regulatory assets were comprised of the following items and were reflected in the Consolidated Balance Sheet as follows:

                                                December 31,   December 31,
                                                    1996           1995
                                                =============  =============
                                                    (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 15)                                 $      49,890  $      53,354
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation  (See below)                70,763         74,981
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     10,816         11,517
Deferral of SFAS No. 106 expense not
 recovered (Note 8)                                    87,005         64,624
FERC Order No. 636
 transition costs (Note 4)                             47,399         25,038
                                                -------------  -------------
                                                      265,873        229,514
                                                -------------  -------------
Less: Current portion of regulatory assets             35,328         17,655
                                                -------------  -------------
                                                $     230,545  $     211,859
                                                =============  =============



      If all or a separable portion of Northern Indiana's operations become no longer subject to the provisions of SFAS No. 71, a write off of related regulatory assets would be required, unless some form of transition cost recovery continues through rates established and collected for Northern Indiana's remaining regulated operations. In addition, Northern Indiana would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

      In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement imposes stricter criteria for retention of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Northern Indiana adopted this standard on January 1, 1996, and adoption did not impact its financial position or results of operations.

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

      At January 1, 1994, a pretax rate of 5.0% for all construction was being used; effective January 1, 1995, the rate increased to 6.0% and effective January 1, 1996, the rate decreased to 5.5%.

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

(3)   PENDING TAX MATTER:  On  August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been subject to United States tax withholding. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana challenged the assessment in the United States Tax Court
(Tax Court) and the matter was tried in 1994. On November 6, 1995, the Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. On March 13, 1996, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Seventh Circuit, and on March 25, 1996 Northern Indiana filed its cross appeal. Northern Indiana's management and general counsel believe the ruling of the Tax Court will prevail.

(4) FERC ORDER NO. 636: Pursuant to FERC Order No. 636, interstate pipeline sales services have been "unbundled" such that gas supplies are being sold separately from interstate transportation services. Northern Indiana has contracted for a mix of transportation and storage services from their pipeline suppliers which allows Northern Indiana to meet the need of its customers. Pipelines are recovering, from their customers, certain transition costs associated with restructuring under the Order No. 636 regulation. Any such recovery is subject to established review procedures at the FERC.

      Northern Indiana expects that the total transition costs from all suppliers will approximate $137 million; however, the ultimate level of costs will depend on future events, including the market price of natural gas. Approximately $127 million of such costs have been recorded, a portion of which has been paid to the pipeline suppliers, subject to refund. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(5) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $16.6 million to cover probable corrective actions as of December 31, 1996; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

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

      The CAAA contain provisions that could lead to limitations on emissions of nitrogen oxides and hazardous air pollutants, which may require significant capital expenditures for control of these emissions. Northern Indiana is pursuing a nitrogen oxide control program to meet future requirements. Northern Indiana cannot predict the costs of complying with CAAA requirements.

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

      Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-three of these sites and made visual inspections of these sites. Initial samplings have been conducted at fourteen sites. Follow-up investigations have been conducted at five sites and potential remedial measures are being evaluated. Northern Indiana will continue its program to assess sites. During the follow-up investigation of the former manufactured-gas plant in Elkhart, Indiana, Northern Indiana noted the presence of hydrocarbons in the Elkhart River. Northern Indiana reported this finding to Indiana Department of Environmental Management
(IDEM) and the EPA. Northern Indiana has placed the Elkhart site in the IDEM Voluntary Remediation Program (VRP). The goal of placing the site in the VRP is to obtain IDEM approval of the determination and subsequent implementation of what remedial measures, if any, may be needed.

      Northern Indiana was notified by IDEM in 1992 of the release of a petroleum substance into the St. Mary's River in Fort Wayne, Indiana, from the site of a former manufactured-gas plant formerly owned by Northern Indiana. In cooperation with IDEM, Northern Indiana has taken steps to investigate and contain the substance. Northern Indiana has remediated part of the Fort Wayne site. The remainder of the site is being evaluated to determine what further remedial measures, if any, may be needed.

      During the course of investigation activities, Northern Indiana noted the presence of manufactured-gas plant residuals in the St. Mary's River in Fort Wayne, Indiana and the Wabash River in Peru, Indiana. Northern Indiana notified IDEM and the EPA and immediately took steps to contain the material at both sites.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site.

      Northern Indiana has met with various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain insurance companies initiated a suit in Indiana state court against Northern Indiana to deny coverage. Later, in September 1995, Northern Indiana filed a more comprehensive suit in Federal Court in Indiana against those insurers and several other insurance companies, seeking coverage for costs associated with several former manufactured-gas plant sites. The state court action is stayed pending resolution of the Northern Indiana suit in Federal Court.
Both sides have motions pending in the Federal Court lawsuit that would be dispositive of the case. Northern Indiana has obtained cash settlements from some of its insurers.

      In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities." This statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. Northern Indiana will adopt this standard on January 1, 1997 and adoption will not have a material impact on Northern Indiana's financial position or results of operations.

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. Recently, the U.S. National Research Council of the National Academy of Sciences concluded in a report, after examining more than 500 EMF studies spanning seventeen years, that among other things, there is insufficient evidence to consider EMF a threat to human health. Despite the report's findings, future research appropriations are continuing to be dedicated to explore the issue.


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

      The components of the net deferred income tax liability at December 31, 1996, and 1995, are as follows:

                                              1996           1995
                                          ===========    ===========
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $   719,197    $   700,137
 AFUDC-equity                                  37,713         40,083
 Adjustment clauses                            40,700          5,467
 Take-or-pay gas costs                            765          1,192
 Other regulatory assets                       39,440         28,912
 Reacquisition premium on debt                 18,921         20,237

Deferred tax assets -
 Deferred investment tax credits              (40,602)       (43,381)
 Removal costs                               (131,718)      (118,064)
 FERC Order No. 636 transition costs           (8,144)        (4,400)
 Other postretirement/postemployment
  benefits                                    (42,434)       (31,633)
 Other, net                                   (10,433)       (17,372)
                                          -----------    -----------
                                              623,405        581,178
Less: Deferred income taxes related to
 current assets and liabilities                26,300         (6,631)
                                          -----------    -----------
Deferred income taxes - noncurrent        $   597,105    $   587,809
                                          ===========    ===========


      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                                 1996       1995       1994

                                              =========  =========  =========
                                                   (Dollars in thousands)

Current income taxes -
 Federal                                      $  77,947  $ 102,047  $  99,002
 State                                           12,314     15,210     15,139
                                              ---------  ---------  ---------
                                                 90,261    117,257    114,141
                                              ---------  ---------  ---------
Deferred income taxes, net -
 Federal                                         23,817     (3,190)   (10,739)
 State                                            2,300        (57)      (729)
                                              ---------  ---------  ---------
                                                 26,117     (3,247)   (11,468)
                                              ---------  ---------  ---------
Deferred investment tax credits, net             (7,327)    (7,436)    (6,416)
                                              ---------  ---------  ---------
   Total utility operating income taxes         109,051    106,574     96,257

Income tax applicable to non-operating
 activities and income of subsidiaries             (936)    (3,216)   (10,291)
                                              ---------  ---------  ---------
  Total income taxes                          $ 108,115  $ 103,358  $  85,966
                                              =========  =========  =========


      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                                 1996       1995       1994
                                              =========  =========  =========
                                                   (Dollars in thousands)

Net income                                    $ 197,310  $ 194,321  $ 179,903
Add - Income taxes                              108,115    103,358     85,966
                                              ---------  ---------  ---------
Net Income before income taxes                $ 305,425  $ 297,679  $ 265,869
                                              =========  =========  =========
Amount derived by multiplying pretax
 income by statutory rate                     $ 106,899  $ 104,188  $  93,054

Reconciling items multiplied by the
 statutory rate:
  Book depreciation over related tax
   depreciation                                   4,621      4,018      4,044
  Amortization of deferred investment tax
   credits                                       (7,327)    (7,436)    (7,383)
  State income taxes, net of federal income
   tax benefit                                   10,240      9,577      9,015
  Fair market value of property donated in
   excess of book value                               0          0     (7,753)
  Reversal of deferred taxes provided at
   rates in excess of the current federal
   income tax rate                               (6,644)    (5,665)    (5,807)
  Other, net                                        326     (1,324)       796
                                              ---------  ---------  ---------
    Total income taxes                        $ 108,115  $ 103,358  $  85,966
                                              =========  =========  =========


(7) PENSION PLAN: Industries has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The plan's funded status as of December 31, 1996 and 1995 are as follows:

                                                           1996        1995
                                                        =========   =========
                                                       (Dollars in thousands)



Vested benefit obligation                              $(534,416)   $(542,516)
Nonvested benefit                                       (103,284)    (104,054)
                                                       ---------    ---------
Accumulated benefit obligation                         $(637,700)   $(646,570)
                                                       =========    =========

Projected benefit obligation for service
 rendered to date                                      $(732,870)   $(749,204)
Plan assets at fair market value                         782,162      698,698
                                                       ---------    ---------
Projected benefit obligation in excess of
 (or less than) projected benefit obligation              49,292      (50,506)
Unrecognized transition obligation at December 31,
 being recognized over seventeen years                    38,418       43,907
Unrecognized prior service cost                           23,736       25,656
Unrecognized gains                                       (67,111)      (4,808)
                                                       ---------    ---------
Prepaid pension costs                                  $  44,335    $  14,249
                                                       =========    =========


      The accumulated benefit obligation is the present value of future pension benefit payments and is based on the plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 7.75% and 7.25% and rates of increase in compensation levels of 5.5% were used to determine the accumulated benefit obligation and projected benefit obligation at December 31, 1996 and 1995, respectively.

      The following items are the components of provisions for pensions for the years ended December 31, 1996, 1995, and 1994:

                                                 1996      1995       1994
                                              =========  =========  =========
                                                   (Dollars in thousands)

Service costs                                 $ 15,877   $  11,865  $  13,611
Interest costs                                  52,788      51,834     47,453
Actual (return) loss on plan assets            (86,622)   (133,793)    15,570
Amortization of transition obligation            5,488       5,488      5,488
Other net amortization and deferral             26,233      85,124    (61,601)
                                              ---------  ---------  ---------
                                              $ 13,764   $  20,518  $  20,521
                                              =========  =========  =========


      Assumptions used in the valuation and determination of 1996, 1995, and 1994 pension expenses were as follows:

                                                 1996      1995      1994
                                                ======    ======    ======

Discount rate                                    7.25%     8.75%     7.50%
Rate of increase in compensation levels          5.50%     5.50%     5.50%
Expected long-term rate of return on assets      9.00%     9.00%     8.25%


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

      Northern Indiana's current rate-making includes the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and authorized the deferral of the differences between the net periodic postretirement benefits costs and the insurance premiums paid for such benefits as a regulatory asset until such time as the accrual cost method may be reflected in the rate-making process. The Commission stated that a deferral period of four years or less would be rebuttably presumed to be reasonable and also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate-making process. Northern Indiana has been deferring as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you-go accounting and the amount accrued in accordance with the standard in anticipation of approval for these costs in the rate-making process.

      On November 20, 1996, Northern Indiana filed with the IURC for inclusion of accrual-based postretirement benefit costs in the rate-making process. These costs include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Hearings are scheduled during March 1997 and Northern Indiana expects a decision during the second quarter of 1997. Management believes that Northern Indiana will ultimately be successful in obtaining such approval.

      The following table sets forth the plans' accumulated postretirement benefit obligation as of December 31, 1996 and December 31, 1995:

                                                 December 31,  December 31,
                                                     1996          1995
                                                 ============  ============
                                                   (Dollars in thousands)

Retirees                                         $    (74,786) $    (97,693)
Fully eligible active plan participants               (18,441)      (21,760)
Other active plan participants                       (101,710)     (133,205)
                                                 ------------  ------------
Accumulated postretirement benefit obligation        (194,937)     (252,658)
Unrecognized transition obligation at
 December 31, being recognized over twenty years      171,962       192,917
Unrecognized actuarial gain                           (88,784)      (23,168)
                                                 ------------  ------------
Accrued liability for postretirement benefits    $   (111,759) $    (82,909)
                                                 ============  ============


      A discount rate of 7.75% and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6% and a discount rate of 7.25% and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6% were used to determine the accumulated postretirement benefit obligation at December 31, 1996 and 1995, respectively.

      The decrease in the accumulated postretirement benefit obligation
(APBO) and the related increase in unrecognized actuarial gain at December 31, 1996 were primarily attributable to favorable claim experience and the increase in the discount rate to 7.75%. Additionally, Northern Indiana implemented a 3% cap on its share of retiree cost increases for pre-Medicare benefits for certain non-bargaining retirees who retire after February 1, 1997. This plan amendment reduced the APBO and the unrecognized transition obligation by $9.6 million at December 31, 1996.

      Net periodic postretirement benefit costs for the years ended December 31, 1996 and 1995 include the following components:

                                                  December 31, December 31,
                                                      1996         1995
                                                  ============ ============
                                                    (Dollars in thousands)

Service costs                                     $      5,853 $      5,383
Interest costs                                          17,973       18,606
Amortization of transition obligation over
 twenty years                                           11,348       11,348
Amortization of unrecognized actuarial gain               (497)      (2,164)
                                                  ------------ ------------
                                                  $     34,677 $     33,173
                                                  ============ ============


      The net periodic postretirement benefit costs for 1996 were determined assuming a 7.25% discount rate, a 5% rate of compensation increase, and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%. The net periodic postretirement benefit costs for 1995 were determined assuming an 8.75% discount rate, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 11% declining to a long-term rate of 7%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at December 31, 1996, by approximately $28.5 million and increase the aggregate of the service and interest cost components of plan costs by approximately $4.5 million for the year ended December 31, 1996. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(10)  PREFERRED STOCKS, REDEEMABLE SOLELY AT OPTION OF NORTHERN INDIANA (SEE
NOTE 9):

      The redemption prices at December 31, 1996 for the cumulative preferred stock of Northern Indiana, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, are as follows:

                                                       Redemption
                                                          Price
                 Series                                Per Share
=============================================          ==========
Cumulative preferred stock - $100 par value -

 4-1/4%                                                 $ 101.20
 4-1/2%                                                 $ 100.00
 4.22%                                                  $ 101.60
 4.88%                                                  $ 102.00
 7.44%                                                  $ 101.00
 7.50%                                                  $ 101.00

Cumulative preferred stock - no par value -

 Adjustable rate (6.00% at December 31, 1996),
  Series A (stated value $50 per share)                 $  50.00


(11)  REDEEMABLE PREFERRED STOCKS (SEE NOTE 9):

      The redemption prices at December 31, 1996, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

                                                  Sinking Fund Or Mandatory
Series      Redemption Price Per Share              Redemption Provisions
======     ============================        ==============================
Cumulative preferred stock - $100 par value -

 8.85%     $101.48, reduced periodically       12,500 shares on or before
                                                April 1.

 8.35%     $103.93, reduced periodically       3,000 shares on or before
                                                July 1; increasing to 6,000
                                                shares beginning in 2004;
                                                noncumulative option to
                                                double amount each year.

 7-3/4%    $104.41, reduced periodically       2,777 shares on or before
                                                December 1; noncumulative
                                                option to double amount
                                                each year.

Cumulative preferred stock - no par value -

 6.50%     $100.00 on October 14, 2002         430,000 shares on
                                                October 14, 2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 1996 for each of the four years subsequent to December 31, 1997, are as follows:

Year Ending December 31,
========================

1998         $ 1,827,700
1999         $ 1,827,700
2000         $ 1,827,700
2001         $ 1,827,700


(12) COMMON SHARE DIVIDEND: Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At December 31, 1996 Northern Indiana had approximately $146.0 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings, and the absence of adverse developments.

(13) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, Northern Indiana's common shares are wholly-owned by Industries.

(14) LONG-TERM INCENTIVE PLAN: Industries has two Long-Term Incentive Plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries common shares to key employees through 1998 and 2004, respectively. At December 31, 1996, there were 12,011 shares and 2,191,200 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at December 31, 1996. Under both Plans, the exercise price of each option equals the market price of Industries' common shares on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 262,000, 330,500, and 150,500 restricted shares outstanding at December 31, 1996, 1995, and 1994, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been recognized in the Consolidated Statement of Income for restricted stock awards was $0.9 million and $1.3 million for the years ended December 31, 1996 and 1995, respectively. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts.

                                               Year            Year
                                              Ended           Ended
                                           December 31,    December 31,
                                               1996            1996
                                           ============    ============
                                              (Dollars in thousands)

                                           (C)
Net Income:
 As reported                               $ 197,310       $ 194,321
 Pro forma                                 $ 196,663       $ 194,075


      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 1996 and 1995, respectively: risk-free interest rate of 6.39% and 6.24%, expected dividend yield of $1.68 and $1.56 per share, expected option term of five years, and expected volatility of 13.2% and 13.1%. The weighted average fair value of options granted to all plan participants was $5.00 and $3.89 for the years ended December 31,1996 and 1995, respectively. There were 278,300 and 282,450 non-qualified stock options granted to all plan participants for the years ended December 31, 1996 and 1995, respectively.

(15) LONG-TERM DEBT: The sinking fund requirements of long-term debt outstanding at December 31, 1996 (including the maturity of first mortgage bonds: Series P, 6-7/8%, due October 1, 1998; and the medium-term notes due from April 6, 1998 to August 15, 2001), for each of the four years subsequent to December 31, 1997 are as follows:

Year Ending December 31,
========================

1998        $ 51,009,000
1999        $  2,000,000
2000        $158,000,000
2001        $ 19,000,000


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

(16) CURRENT PORTION OF LONG-TERM DEBT: At December 31, 1996 and 1995, Northern Indiana's current portion of long-term debt due within one year was as follows:

                                                 December 31,   December 31,
                                                     1996           1995
                                                 ============   ============
                                                    (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 First mortgage bonds -
  Series O, 6-3/8% - due September 1, 1997       $     25,747   $          0
 Medium-term notes -
  Interest rates of 5.96% and 5.98% with a
   weighted average interest rate of 5.97%
   and maturities of July 25, 1997 and
   July 28, 1997                                       40,000         80,000
                                                 ------------   ------------
 Total current portion of long-term debt         $     65,747   $     80,000
                                                 ============   ============


(17) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999 unless extended by its terms. As of December 31, 1996, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997 which are expected to be renewed for the subsequent twelve-month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of December 31, 1996, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of December 31, 1996 and 1995, $79.0 million and $118.8 million of borrowings, respectively, were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At December 31, 1996, there were no borrowings outstanding under this facility.

      Northern Indiana uses commercial paper to fund short-term working capital requirements.

      At December 31, 1996 and 1995, Northern Indiana's short-term borrowings were as follows:

                                                 December 31,   December 31,
                                                     1996           1995
                                                 ============   ============
                                                    (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Commercial paper -
  Weighted average interest rate of 5.43%
   at December 31, 1996                          $    193,905   $     44,800
 Notes payable -
  Issued at interest rates between 5.42%
   and 5.70% with a weighted average
   interest rate of 5.52% and various
   maturities between January 10, 1997 and
   February 27, 1997                                   79,000        118,800
                                                 ------------   ------------
 Total short-term borrowings                     $    272,905   $    163,600
                                                 ============   ============


(18) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.3 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996:

Year Ending December 31,     (Dollars in thousands)
========================     ======================

1997                                $   5,248
1998                                    4,860
1999                                    3,506
2000                                    3,055
2001                                    3,055
Later years                            36,198
                                    ---------
Total minimum payments required     $  55,922
                                    =========


      The consolidated financial statements include rental expense for all operating leases as follows:

Year Ending December 31,     (Dollars in thousands)
========================     ======================

1996                                $   9,249
1995                                $  10,824
1994                                $  10,210



(19) COMMITMENTS: Northern Indiana estimates that approximately $750 million will be expended for construction purposes for the period from January 1, 1997 to December 31, 2001. Substantial commitments have been made by Northern Indiana in connection with this program.

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

      Northern Indiana has entered into an agreement with Integrated Systems Solutions Corporation (ISSC), a wholly-owned subsidiary of IBM, for ISSC to perform all data center, application development and maintenance, and desktop management.

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

      The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:

                            December 31, 1996         December 31, 1995
                         ----------------------    ----------------------
                          Carrying   Estimated      Carrying   Estimated
                           Amount    Fair Value      Amount    Fair Value
                         ==========  ==========    ==========  ==========
                                       (Dollars in thousands)

Cash and cash
 equivalents             $    8,279  $    8,279    $   11,478  $   11,478
Investments              $      256  $      256    $      256  $      256
Long-term debt
 (including current
  portion)               $1,059,255  $1,026,743    $1,139,534  $1,151,471
Preferred stock          $  144,200  $  126,379    $  146,804  $  128,518


      Northern Indiana is subject to regulation and gain or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(21) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The following table shows the basic steel industry percentage of gas revenue (including transportation services) and electric revenue for 1996, 1995, and 1994.

Basic Steel Industry                                1996     1995     1994
====================                               ======   ======   ======

Gas revenue percent                                   2 %      6 %      3 %
Electric revenue percent                             22 %     22 %     26 %


(22)  QUARTERLY FINANCIAL DATA:

The following data summarize certain operating results for each of the quarters of 1996 and 1995:

             1996 Quarters Ended   March 31    June 30   Sept. 30   Dec. 31
                                  ========== ========== ========== ==========
                                             (Dollars in thousands)

Operating revenues                $  550,309 $  352,729 $  348,622 $  502,445
Operating expenses and taxes         458,308    303,022    291,608    420,629
                                  ---------- ---------- ---------- ----------
Operating income                      92,001     49,707     57,014     81,816
Other income (deductions)               (994)      (953)     2,196         (9)


Interest charges                      20,779     20,630     21,013     21,046
                                  ---------- ---------- ---------- ----------
Net income                            70,228     28,124     38,197     60,761

Dividend requirements on
 preferred stock                       2,199      2,178      2,174      2,161
                                  ---------- ---------- ---------- ----------
Balance available for
 common shares                    $   68,029 $   25,946 $   36,023 $   58,600
                                  ========== ========== ========== ==========


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
                                  ========== ========== ========== ==========

(23) SEGMENTS OF BUSINESS: Northern Indiana is a public utility operating engaged in distributing natural gas and electric energy. The reportable items for gas and electric segments for the years 1996, 1995, and 1994 are as follows:

                                             1996        1995        1994
                                          ==========  ==========  ==========
                                                (Dollars in thousands)

Operating information -
 Gas operations:
  Operating revenues                      $  731,874  $  633,355  $  619,503
  Operating expenses, excluding
   provision for utility income taxes        642,913     555,072     557,855
                                          ----------  ----------  ----------
  Operating income before utility
   income taxes                               88,961      78,283      61,648
  Allowance for borrowed funds used
   during construction (AFUDC) and
    carrying charges (CC)                         27       1,248       1,727
                                          ----------  ----------  ----------
  Operating income before utility
   income taxes and including AFUDC
   and CC                                     88,988      79,531      63,375
                                          ----------  ----------  ----------

 Electric operations:
  Operating revenues                       1,022,231   1,030,923     994,492
  Operating expenses, excluding
   provision for utility income taxes        721,603     723,159     703,822
                                          ----------  ----------  ----------
  Operating income before utility
   income taxes                              300,628     307,764     290,670
  Allowance for borrowed funds used
   during construction AFUDC and CC              778       2,072       2,307
                                          ----------  ----------  ----------
  Operating income before utility
   income taxes and including AFUDC
   and CC                                    301,406     309,836     292,977
                                          ----------  ----------  ----------
 Total                                       390,394     389,367     356,352
 Other income (deductions)                       240      (3,619)      3,726
 Less-interest charges                        84,273      84,853      83,918
 Less-provision for utility income taxes     109,051     106,574      96,257
                                          ----------  ----------  ----------
Net income per Consolidated
 Statement of Income                         197,310     194,321     179,903

Dividend requirements on
 preferred stocks                              8,712       9,046       9,913
                                          ----------  ----------  ----------
Balance available for common shares       $  188,598  $  185,275  $  169,990
                                          ==========  ==========  ==========

Other information-
 Depreciation and amortization expense:
  Electric                                $  146,444  $  139,432  $  135,203
  Gas                                         65,101      58,827      56,223
                                          ----------  ----------  ----------
      Total                               $  211,545  $  198,259  $  191,426
                                          ==========  ==========  ==========

 Construction expenditures:
  Electric                                $  146,660  $  132,273  $  145,095
  Gas                                         51,563      53,287      51,759
                                          ----------  ----------  ----------
      Total                               $  198,223  $  185,560  $  196,854
                                          ==========  ==========  ==========

Investment information-
 Identifiable assets (a):
  Electric                                $2,575,995  $2,586,121  $2,594,976
  Gas                                        867,891     768,736     804,856
                                          ----------  ----------  ----------
      Total                                3,443,886   3,354,857   3,399,832
 Other corporate assets                      311,588     251,342     224,479
                                          ----------  ----------  ----------
      Total assets                        $3,755,474  $3,606,199  $3,624,311
                                          ==========  ==========  ==========

(a) Utility plant less accumulated provision for depreciation and amortization, material and supplies, electric production fuel, natural gas in storage, fuel and gas cost adjustment clauses, unamortized R. M. Schahfer Unit 17 and 18 carrying charges and deferred depreciation, Bailly scrubber carrying charges and deferred depreciation, and FERC Order No. 636 transition costs.


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

Gary L. Neale           57    Chairman, President and     March 1, 1993
                               Chief Executive Officer
                               and Director

Stephen P. Adik         53    Executive Vice President    July 1,1996
                               and Chief Financial
                               Officer

Patrick J. Mulchay      55    Executive Vice President    July 1,1996


Jeffrey W. Yundt        51    Executive Vice President    January 1, 1994
                               and Chief Operating
                               Officer, Gas

Joseph L. Turner, Jr.   60    Senior Vice President,      July 1, 1996
                               Major Accounts

James K. Abcouwer       43    Vice President and General  July 1,1996
                               Manager, Customer
                               Services and Distribution

Jerry L. Godwin         54    Vice President and General  July 1, 1996
                               Manager Supply


Robert W. Schacht       46    Vice President,             July 1, 1996
                               Distribution Operations

Jerry M. Springer       64    Vice President, Finance     January 1, 1994
                               and Accounting

Francis P. Girot, Jr.   52    Treasurer                   March 1, 1990

David J. Vajda          41    Controller                  July 1, 1996

Nina M. Rausch          53    Secretary                   July 1, 1992


Richard M. Schumacher   48    Assistant Secretary         April 13, 1994


      Throughout the past five years, each of the executive officers has been continuously active in the business of Northern Indiana except as follows:
Prior to June 27, 1994, James K. Abcouwer was Vice President of Natural Gas of GSC - Energy Corporation; prior to October 31, 1994, Jerry L. Godwin was Senior Vice President, Wholesale Marketing and Power Supply of Public Service Company of New Mexico; prior to December 31, 1991, and prior to January 1, 1993, Richard M. Schumacher was a partner of Eichhorn, Eichhorn, & Link.

      The following chart gives information about incumbent directors of Northern Indiana. All of Northern Indiana's directors are also directors of Industries. Upon recommendation of the Nominating and Compensation Committee, the Board of Directors has nominated for reelection as directors Arthur J. Decio, Gary L. Neale and Robert J. Welsh, each for a term of three years to be voted upon at the annual meeting of common shareholders of Industries to be held April 9, 1997.

                                                           Has Been
Name, Age and Principal Occupations for Past               Director
Five Years and Present Directorships Held                    Since
============================================              ==========

DIRECTORS WHOSE TERMS EXPIRE IN 1997

 Arthur J. Decio, 66-Chairman of the Board and Chief         1991
  Executive Officer and Director of Skyline Corporation,
  Elkhart, Indiana, a manufacturer of manufactured
  housing and recreational vehicles.  Mr. Decio is also a
  director of Quality Dining, Inc. and St. Joseph
  Capital Corporation

 Gary L. Neale, 57-Chairman, President and Chief Executive   1991
  Officer of Industries and of Northern Indiana since
  March 1, 1993; prior thereto, Executive Vice President
  of Industries, and President and Chief Operating Officer
  of Northern Indiana.  Mr. Neale is also a director of
  Modine Manufacturing Company.

 Robert J. Welsh, 61-President and Chief Executive           1988
  Officer of Welsh, Inc., Merrillville, Indiana, a
  marketer of petroleum products through convenience
  stores and travel centers.  Mr. Welsh is also a director
  of NBD Indiana, Inc.

DIRECTORS WHOSE TERMS EXPIRE IN 1998

 Steven C. Beering, 64-President of Purdue University,       1986
  West Lafayette, Indiana.  Dr. Beering is also a
  director of Arvin Industries, Inc., American United
  Life Insurance Company and Eli Lilly and Company.

 Ernestine M. Raclin, 69-Chairman of the Board,              1983
  1st Source Corporation, a bank holding company,
  and 1st Source Bank, South Bend, Indiana.

 Denis E. Ribordy, 67-Chairman of the Chicago Motor Club,    1981
  Chicago, Illinois; retired President of Ribordy
  Drugs, Inc., Merrillville, Indiana, a retail drugstore
  chain.  Mr. Ribordy is also a director of Mercantile
  National Bank of Indiana.

DIRECTORS WHOSE TERMS EXPIRE IN 1999
 Ian M. Rolland, 63-Chairman and Chief Executive Officer     1978
  of Lincoln National Corporation, Fort Wayne, Indiana,
  an insurance and financial services firm.  Mr.
  Rolland is also a director of Lincoln National
  Corporation, Tokheim Corporation, Norwest
  Corporation and Norwest Bank Indiana, N.A.

 Edmund A. Schroer, 69-Retired March 1, 1993 as              1977
  Chairman, President and Chief Executive Officer
  of Industries and Chairman and Chief Executive
  Officer of Northern Indiana.

 John W. Thompson, 47-General Manager-IBM North
  America of IBM Corporation, White Plains, New              1993
  York.  IBM is a worldwide corporation, whose
  offerings include services, software systems,
  products and technologies.  Mr. Thompson is also
  a director of American Brands Inc.


ITEM 11.  EXECUTIVE COMPENSATION.
      SUMMARY. The following table summarizes all annual and long-term compensation for services to Industries and its subsidiaries, including Northern Indiana, for the years 1996, 1995 and 1994 awarded to, earned by or paid to the Chief Executive Officer of Industries during 1996 and the four other most highly compensated officers of Industries (Named Officers).

SUMMARY COMPENSATION TABLE
                                                Annual Compensation (1)
                                        -----------------------------------
                                                                    Other
                                                                    annual
                                                                    compen-
                                               Salary     Bonus     sation
Name and principal position             Year    ($)      ($)(2)     ($)(3)
===========================             ====  ========  =========  ========

Gary L. Neale, Chairman,                1996  $460,000  $236,624   $ 5,161
 President and Chief                    1995   460,000   286,120     2,746
 Executive Officer                      1994   460,000   230,000     1,903

Stephen P. Adik, Executive Vice         1996   205,000    84,952     9,103
 President, Chief Financial             1995   205,000   107,010     2,400
 Officer and Treasurer                  1994   205,000    82,000     1,118

Patrick J. Mulchay, Executive           1996   175,000    72,520     1,614
 Vice President and Chief               1995   175,000    91,350       756
 Operating Officer                      1994   175,000    70,000       852

Jeffrey W. Yundt, Executive             1996   175,000    72,520     1,671
 Vice President and Chief               1995   175,000    91,350     1,217
 Operating Officer - Energy             1994   175,000    70,000     1,174
 Services

Joseph L. Turner, Senior Vice           1996   160,000   182,958(6)  5,144
 President                              1995   160,000    66,816     1,302
                                        1994   160,000    64,000     1,090

                                         Long Term Compensation
                                         ----------------------
                                            Awards          Payouts
                                       -------------------- --------
                                                 Secur-    Long-Term
                                       Re-       ities     In-       All
                                       stricted  Under-    centive   other
                                       stock     lying     Plan      compen-
                                       awards    Options/  Payouts   sation
Name and principal position      Year     ($)    SARs(#)   ($)(4)     ($)(5)
===========================      ====  ========  ========  ========  =======

Gary L. Neale, Chairman,         1996     0       25,000   $567,188  $10,775
 President and Chief             1995     0       20,000    527,812   10,168
 Executive Officer               1994     0       25,000          0   11,190

Stephen P. Adik, Executive Vice  1996     0       10,000    283,594    2,268
 President, Chief Financial      1995     0        8,000    263,906    1,992
 Officer and Treasurer           1994     0        8,000          0    1,927

Patrick J. Mulchay, Executive    1996     0       10,000    283,594    3,199
 Vice President and Chief        1995     0       10,000     87,968    3,344
 Operating Officer               1994     0        8,000          0    3,078

Jeffrey W. Yundt, Executive      1996     0       10,000    283,594      809
 Vice President and Chief        1995     0       10,000    263,906      800
 Operating Officer-Energy        1994     0        8,000          0      739
 Services

Joseph L. Turner, Senior         1996     0        5,000    283,594    2,055
 Vice President                  1995     0        5,000    263,906    2,211
                                 1994     0        6,500          0    2,109

  (1) Compensation deferred at the election of Named Officer is reported in the category and year in which such compensation was earned.

  (2) All bonuses are paid pursuant to the Senior Management Incentive Plan (Bonus Plan), except for a portion of the Bonus Plan paid to Joseph
      L. Turner, which is described in Note 6. The Bonus Plan is designed to supplement a conservative base salary with incentive bonus payments if targeted financial performance is attained. The 1996 target aggregate payout for the Bonus Plan for the Named Officers was $549,340, which was greater than the actual actual aggregate payout for the Named Officers.

  (3) In accordance with applicable Securities and Exchange Commission rules, the amounts shown for each of the Named Officers do not include perquisites and other personal benefits, as the aggregate amount of such benefits is less than the lesser of $50,000 and 10% of the total salary and bonus of such Named Officer.

  (4) The payouts shown are based on the value, at date of vesting, of restricted shares awarded under Industries' 1988 Long-Term
      Incentive Plan (Incentive Plan) which vested during the years shown. Vesting was based on meeting certain performance requirements. Total restricted shares held (assuming 100% vesting) and aggregate market value at December 31, 1996 (based on the average of the high and low sale prices of the Common Shares on that date as reported in "The Wall Street Journal") for the Named Officers were as follows: Mr. Neale, 53,000 shares valued at $2,103,438; Mr. Adik 24,000 shares valued at $952,500: Messrs. Mulchay and Yundt, 20,000 shares each valued at $793,750; and Mr. Turner, 12,000 shares valued at $476,250. Dividends on the restricted shares are paid to the Named Officers.

  (5) The Chairman, President, and Chief Executive Officer, the
      Executive Vice Presidents and certain Vice Presidents of Industries and Northern Indiana have available to them a supplemental life insurance plan which provides split-dollar coverage of up to 3.5 times base compensation as of commencement of the plan in 1991 and could provide life insurance coverage after retirement if there is adequate cash value in the respective policy; none is projected at this time. "All other compensation" represents Industries contributions to the 401(k) Plan and the dollar value of the benefit to the Named Officers of the remainder of the premiums paid by Industries during 1996 on behalf of the Named Officers under the supplemental life insurance plan, as follows: Mr. Neale-$1,055 401(k) Plan, $8,748 premium value and $973 term insurance cost; Mr. Adik - $1,055 401(k) Plan, $809 premium value and $405 term insurance cost; Mr. Mulchay, $136 401(k) Plan, $2,702 premium value and $361 term insurance cost; Mr. Yundt, $809 premium value and $326 term insurance cost and Mr. Turner - $1,306 premium value and $749 term insurance cost.

  (6) Joseph L. Turner is also President of Primary Energy, Inc., a subsidiary of Industries, and participates in the Primary Energy Incentive Plan ("PE Plan"). The PE Plan provides for a bonus based on meeting certain financial performance criteria of Primary Energy. Under the PE Plan, $80,871 of Mr. Turner's bonus for 1996 was used to purchase Common Shares of Industries on or about February 28, 1997, the date of payment of the bonus. The PE Plan requires that the Common Shares are restricted for a period of five years, subject to continued employment, except they vest earlier in the event of the employee's retirement, death or disability.


      OPTION GRANTS IN 1996. The following table sets forth grants of options to purchase Common Shares made during 1996 to the Named Officers. No stock appreciation rights were awarded during 1996.

OPTION/SAR/GRANTS IN LAST FISCAL YEAR
Individual Grants

                     Number
                     of
                     Secu-     Percent of
                     rities    Total
                     Under-    Options/
                     lying     SARs                               Grant
                     Options/  granted to  Exercise               Date
                     SARs      Employees   or Base                Present
                     Granted   in Fiscal   Price      Expiration  Value
Name                 (#)(1)    Year (2)    ($/Sh)(3)  Date        ($) (4)
===================  ========  ==========  =========  ==========  ========

Gary L. Neale         25,000     9.0%       $ 37.81    08/27/06   $122,500
Stephen P. Adik       10,000     3.6%         37.81    08/27/06     49,000
Patrick J. Mulchay    10,000     3.6%         37.81    08/27/06     49,000
Jeffrey W. Yundt      10,000     3.6%         37.81    08/27/06     49,000
Joseph L. Turner       5,000     1.8%         37.81    08/27/06     24,500


  (1) All options granted in 1996 are fully exercisable commencing one year from the date of grant. Vesting may be accelerated as a result of certain events relating to a change in control of Industries. The exercise price and tax withholding obligation related to exercise may be paid by delivery of already owned Common Shares or by reducing the number of Common Shares received on exercise, subject to certain conditions.

  (2) Based on an aggregate of 278,300 options granted to all employees in 1996.

  (3) All options were granted at the average of high and low sale prices of the Common Shares as reported in "The Wall Street Journal" on the date of grant.

  (4) Grant date present value is determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model were as follows: volatility-12.796% (calculated using daily Common Shares prices for the twelve-month period preceding the date of grant); risk-free rate of return-6.64% (the rate for a ten-year U.S. treasury); dividend yield-$1.68; option term-ten years; vesting-100% one year after date of grant; and turnover-9.00% (to reflect the probability of forfeiture due to termination of employment prior to vesting) and 14.84% (to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date). No assumptions relating to non-transferability or risk of forfeiture were made. Actual gains, if any, on option exercises and Common Shares are dependent on the future performance of the Common Shares and overall market condition. There can be no assurance that the amounts reflected in this table will be achieved.


      OPTION EXERCISE IN 1996. The following table sets forth certain information concerning the exercise of options or stock appreciation rights ("SARs") during 1996 by each of the Named Officers and the number and value of unexercised options and SARs at December 31, 1996.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES
                                               Number of Securities
                     Shares                   Underlying Unexercised
                    Acquired                  Options/SARs at Fiscal
                       on        Value            Year-End (#) (1)
                    Exercise    Realized    -----------------------------
     Name             (#)         ($)       Exercisable     Unexercisable
==================  ========    ========    ===========     =============

Gary L. Neale            0      $      0        120,000           25,000
Stephen P. Adik          0             0         61,600           10,000
Patrick J. Mulchay       0             0         47,200           10,000
Jeffrey W. Yundt         0             0         56,000           10,000
Joseph L. Turner         0             0         34,500            5,000

                                               Value of Unexercised
                                             In-the-money Options/SARs
                                              at Fiscal Year-End($) (2)
                                           -------------------------------
     Name                                   Exercisable     Unexercisable
================                           =============   ===============

Gary L. Neale                                $1,531,562       $   46,875
Stephen P. Adik                                 943,375           18,750
Patrick J. Mulchay                              582,850           18,750
Jeffrey W. Yundt                                782,375           18,750
Joseph L. Turner                                391,843            9,375


  (1) Includes some SARs granted in tandem with options.

  (2) Represents the difference between the option exercise price and $39.69, the average of high and low sale prices of the Common Shares on December 31, 1996, as reported in "The Wall Street Journal."


      LONG-TERM INCENTIVE PLAN AWARDS IN 1996. The following table sets forth restricted shares awarded pursuant to the Long-Term Incentive Plan during 1996 to each of the Named Officers.

LONG-TERM STOCK INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                      Number of   Performance      Estimated Future Payouts
                        Shares      or Other          Under Non-Stock
                        Units       Period            Price-Based Plans
                      or Other      Until       ----------------------------
                       Rights     Maturation    Threshold   Target   Maximum
     Name                (#)       or Payout         (#)        (#)      (#)
==================   ==========   ===========   =========   ======   =======

Gary L. Neale          8,000       2 years           0       8,000     8,000
Stephen P. Adik        4,000       2 years           0       4,000     4,000
Patrick J. Mulchay         0                         0           0         0
Jeffrey W. Yundt           0                         0           0         0
Joseph L. Turner           0                         0           0         0


      The restrictions on shares awarded during 1996 lapse two years from the date of grant. The vesting of the restricted shares is variable from 0% to 100% of the number awarded, based upon meeting certain specific non-financial performance objectives. There is a two-year holding period for the shares after the restrictions lapse.

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


      The credited years of service for each of the Named Officers shown in the Summary Compensation table, pursuant to the Supplemental Plan, are as follows: Gary L. Neale - 22 years; Stephen P. Adik - 18 years; Patrick J. Mulchay - 34 years; Jeffrey W. Yundt - 17 years; and Joseph L. Turner - 25 years. Upon their retirement, regular employees and officers of Industries and its subsidiaries which adopt the plan (including directors who are also full-time officers) will be entitled to a monthly pension in accordance with the provisions of Industries' pension plan, effective as of January 1, 1945. The directors who are not and have not been officers of Industries are not included in the pension plan. The pensions are payable out of a trust fund established under the pension plan with The Northern Trust Company, trustee. The trust fund consists of contributions made by Industries and the earnings of the fund. Over a period of years the contributions are intended to result in over-all actuarial solvency of the trust fund. The pension plan of Industries has been qualified as non-discriminatory under Sections 401 and 404 of the Internal Revenue Code of 1986 (the "Code").

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

      CHANGE IN CONTROL AND TERMINATION AGREEMENTS. The Board of Directors of Industries has authorized Change in Control and Termination Agreements ("the Agreements") with Mr. Neale and the Vice Presidents of Industries (including each of the Named Officers) (each such person being an "executive"). Industries believes that these Agreements and related shareholder rights protections are in the best interest of the shareholders, to insure that in the event of extraordinary events, totally independent judgment is enhanced to maximize shareholder value. The Agreements, which are terminable upon three years' notice, provide for the payment of three times then current annual base salary and the continuation of certain employee benefits for a period of 36 months ("the Severance Period"), if the executive's employment is terminated within 24 months of certain changes in control of Industries. Based on their 1996 base salaries, the amounts that would be payable to the Named Officers would be as follows: Gary L. Neale - $1,380,000; Stephen P. Adik - $615,000; Patrick J. Mulchay - $525,000; Jeffrey W. Yundt - $525,000; and Joseph L. Turner - $480,000.

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

      Industries has adopted a Directors' Charitable Gift Program for nonemployee directors. Under the program, Industries makes a donation to one or more eligible tax-exempt organizations as designated by each eligible director. Industries contributes up to an aggregate of $125,000 as designated by nonemployee directors having served as a director of Industries for at least five years and up to $250,000 as designated by those having served ten years or more. Organizations eligible to receive a gift under the program include charitable organizations and educational institutions located in Indiana and educational institutions that the director attended or for which he or she serves on its governing board. Individual directors will derive no financial benefit from the program, as all deductions relating to the charitable donations accrue solely to Industries. All current nonemployee directors are eligible to participate in the program.

      An agreement between Industries and Mr. Schroer, retired Chairman, President and Chief Executive Officer of Industries, provided that, for a period of three years ended March 1, 1996, he was engaged by Industries as an independent consultant for an annual fee of $200,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) The Financial Statements filed herewith as part of this report on Form 10-K are listed on the Index to Financial Statements under Item 8 on page 24.

         (2)  The following is a list of the Financial Statements
              Schedule filed herewith as part of this report on Form 10-K:

Schedule                                                Page of
Number                    Description                  1996 10-K
=========     =================================       ===========

   II         Valuation and Qualifying Accounts       72, 73 & 74


         (3) Exhibit - The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 76 - 78.

     (b)  Reports on Form 8-K:  None

PART IV

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                     Twelve Months Ended December 31, 1996
                            (Dollars in thousands)

        COL.A           COL.B          COL.C              COL.D       COL.E
--------------------   -------  --------------------  ------------  --------

                                     Additions         Deductions
                                --------------------  for Purposes
                       Balance  Charged to  Charged    for which    Balance
                       Jan. 1,   Costs and  to Other    Reserves    Dec. 31,
    Description          1996    Expenses   Accounts  were Created    1996
====================   =======  ==========  ========  ============  ========

Reserves Deducted
 In Consolidated
 Balance Sheet From
 Assets To Which
 They Apply:
  Reserve for
   accounts
   receivables         $ 6,418  $    6,580  $      0  $   8,430     $ 4,568

Reserves Classified
 Under Reserve
 Section of
 Consolidated
 Balance Sheet:
  Injuries and
   damages reserve     $ 1,837  $    4,875  $      0  $   2,336     $ 4,376
  Environmental
   reserves            $ 4,800  $   15,272  $      0  $   3,497     $16,575
  Miscellaneous
   operating
   reserves            $ 3,781  $      350  $      0  $       0     $ 4,131


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


Reserves Deducted
 In Consolidated
 Balance Sheet From
 Assets To Which
 They Apply:
  Reserve for
   accounts
   receivables         $ 3,955  $ 6,555     $    0     $   4,092     $ 6,418

Reserves Classified
 Under Reserve
 Section of
 Consolidated
 Balance Sheet:
  Injuries and
   damages reserve     $ 2,538  $ 2,800     $    0     $   3,501     $ 1,837
  Environmental
   reserves            $ 3,550  $ 2,884     $    0     $   1,634     $ 4,800
  Miscellaneous
   operating
   reserves            $ 3,781  $     0     $    0     $       0     $ 3,781


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

Reserves Deducted
 In Consolidated
 Balance Sheet From
 Assets To Which
 They Apply:
  Reserve for
   accounts
   receivables         $ 3,614  $ 6,510     $    0    $   6,169     $  3,955

Reserves Classified
 Under Reserve
 Section of
 Consolidated
 Balance Sheet:
  Injuries and
   damages reserve     $ 3,994  $ 3,350     $    0    $   4,806     $  2,538
  Enironmental
   reserves            $ 2,371  $ 3,321     $    0    $   2,142     $  3,550
  Miscellaneous
   operating
   reserves            $ 3,481  $   300     $    0    $       0     $  3,781



                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Northern Indiana Public Service Company
                                             (Registrant)

Date      March 26, 1997       By           /s/ Gary L. Neale
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


         Signature                       Title                      Date
===========================   ===============================   ==============

/s/    Gary L. Neale          Chairman, President, Principal
---------------------------    Executive Officer and Director
       Gary L. Neale

/s/    Stephen P. Adik        Executive Vice President and
---------------------------    Principal Financial Officer
       Stephen P. Adik

/s/    David J. Vajda         Controller and Principal
---------------------------    Accounting Officer
       David J. Vajda
                              Director
---------------------------
       Steven C. Beering

                              Director                          March 26, 1997
---------------------------
       Arthur J. Decio

/s/    Ernestine M. Raclin    Director
---------------------------
       Ernestine M. Raclin

/s/    Denis E. Ribordy       Director
---------------------------
       Denis E. Ribordy

/s/    Ian M. Rolland         Director
---------------------------
       Ian M. Rolland

/s/    Edmund A. Schroer      Director
---------------------------
       Edmund A. Schroer

/s/    John W. Thompson       Director
---------------------------
       John W. Thompson

/s/    Robert J. Welsh        Director
---------------------------
       Robert J. Welsh



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

(3.(ii))    By-laws effective August 27, 1996 (incorporated by reference to Exhibit 3 to Northern Indiana Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1996).

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
