Form 10-Q
period 1997-03-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1997-05-13
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1997


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

      As of April 30, 1997  73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
FINANCIAL INFORMATION
Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of March 31, 1997, and December 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for the three and twelve month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of March 31, 1997 and December 31, 1996, and the results of their operations and their cash flows for the three and twelve month periods ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
April 28, 1997

CONSOLIDATED BALANCE SHEET

                                              March 31,    December 31,
ASSETS                                          1997           1996
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $119,074 AND $162,123, RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,063,203  $   4,050,084
  Gas                                          1,183,177      1,176,871
  Common                                         348,637        346,636
                                            ------------   ------------
                                               5,595,017      5,573,591
    Less - Accumulated provision for
     depreciation and amortization             2,542,883      2,499,687
                                            ------------   ------------
      Total Utility Plant                      3,052,134      3,073,904
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                     8,731          8,971
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        22,693          8,279
 Accounts receivable, less reserve of
  $5,254 and $4,568, respectively (Note 2)       116,988        111,866
 Fuel adjustment clause (Note 2)                  12,930          9,149
 Gas cost adjustment clause (Note 2)              84,844         98,167
 Materials and supplies, at average cost          56,740         56,796
 Electric production fuel, at average cost        24,132         26,483
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         14,824         50,409
 Prepayments and other                            28,024         25,826
                                            ------------   ------------
      Total Current Assets                       361,175        386,975
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      236,491        239,547
 Prepayments and other (Note 7)                   71,608         64,883
                                            ------------   ------------
      Total Other Assets                         308,099        304,430
                                            ------------   ------------
                                            $  3,730,139   $  3,774,280
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET
                                              March 31,    December 31,
CAPITALIZATION AND LIABILITIES                  1997           1996
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized
   75,000,000 shares, issued and
    outstanding
   73,282,258 shares (Note 13)              $    859,488   $    859,488
 Additional paid-in capital                       12,522         12,521
 Retained earnings (see accompanying
  statement) (Note 12)                           167,152        145,987
                                            ------------   ------------
 Common shareholder's equity                   1,039,162      1,017,996
 Cumulative preferred stocks (Note 9)
  Series without mandatory redemption
   provisions (Note 10)                           81,125         81,126
  Series with mandatory redemption
   provisions (Note 11)                           61,246         61,246
 Long-term debt excluding amounts due
  within one year (Note 15)                      992,123        992,008
                                            ------------   ------------
      Total Capitalization                     2,173,656      2,152,376
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 16)                                  65,747         65,747
 Short-term borrowings (Note 17)                 170,000        272,905
 Accounts payable                                140,269        190,182
 Sinking funds due within one year
  (Notes 11 and 15)                                3,328          3,328
 Dividends declared on common and
  preferred stocks                                45,257         54,255
 Customer deposits                                18,216         16,768
 Taxes accrued                                   137,236         78,806
 Interest accrued                                 16,655          5,851
 Accrued employment costs                         36,562         40,915
 Other accruals                                   50,255         26,106
                                            ------------   ------------
      Total Current Liabilities                  683,525        754,863
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 6)                  596,114        597,105
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 6)                                       105,265        107,058
 Deferred credits                                 52,228         50,058
 Accrued liability for postretirement
  benefits (Note 8)                              109,667        104,123
 Other noncurrent liabilities                      9,684          8,697
                                            ------------   ------------
      Total Other                                872,958        867,041
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 5, 18, and 19)
                                            $  3,730,139   $  3,774,280
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF INCOME

                                 Three Months             Twelve Months
                                Ended March 31,          Ended March 31,
                            ----------------------   ----------------------
                               1997        1996         1997        1996
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4, and 21)
  Gas                       $  305,674  $  301,885   $  735,663  $  672,648
  Electric                     245,824     248,424    1,019,631   1,041,759
                            ----------  ----------   ----------  ----------
                               551,498     550,309    1,755,294   1,714,407
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     196,735     183,202      457,674     391,301
 Fuel for electric
  generation                    58,408      57,202      234,421     245,754
 Power purchased                 8,960      11,961       50,750      44,678
                            ----------  ----------   ----------  ----------
                               264,103     252,365      742,845     681,733
                            ----------  ----------   ----------  ----------
Operating Margin               287,395     297,944    1,012,449   1,032,674
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     69,789      75,708      275,147     286,861
  Maintenance (Note 2)          17,338      17,520       68,547      73,349
  Depreciation and
   amortization (Note 2)        55,252      52,589      214,208     202,457
  Taxes (except income)         20,157      20,058       72,168      72,053
                            ----------  ----------   ----------  ----------
                               162,536     165,875      630,070     634,720
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes          124,859     132,069      382,379     397,954
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 6)                       37,007      40,068      105,990     110,202
                            ----------  ----------   ----------  ----------
Operating Income                87,852      92,001      276,389     287,752
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                         (409)       (994)         825      (3,835)
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     16,217      17,935       67,080      72,860
 Other interest                  3,133       1,995       12,363       7,522
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (282)       (230)        (857)     (1,708)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,043       1,079        4,214       4,224
                            ----------  ----------   ----------  ----------
                                20,111      20,779       82,800      82,898
                            ----------  ----------   ----------  ----------
Net Income                      67,332      70,228      194,414     201,019

Dividend requirements on
 preferred shares                2,167       2,199        8,680       8,920
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   65,165  $   68,029   $  185,734  $  192,099
                            ==========  ==========   ==========  ==========
Dividends declared          $   44,000  $   44,250   $  187,200  $  185,225
                            ==========  ==========   ==========  ==========


The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                      Three Months        Twelve Months
                     Ended March 31,     Ended March 31,
                     1997      1996      1997      1996
                   ========= ========= ========= =========
                            (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD            $ 145,987 $ 144,839 $ 168,618 $ 161,744

ADD:
 Net income           67,332    70,228   194,414   201,019
                   --------- --------- --------- ---------
                     213,319   215,067   363,032   362,763
                   --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series         222       222       889       889
   4-1/2% series          91        91       360       360
   4.22%  series         113       113       448       448
   4.88%  series         122       122       488       488
   7.44%  series          77        77       312       312
   7.50%  series          66        66       261       261
   8.85%  series         194       222       765       885
   7-3/4% series          91       102       384       438
   8.35%  series         138       151       559       610
   6.50%  series         698       698     2,795     2,795
   Adjustable
    Rate,
    Series A             355       335     1,419     1,434
  Common shares       44,000    44,250   187,200   185,225
                   --------- --------- --------- ---------
                      46,167    46,449   195,880   194,145
                   --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD         $ 167,152 $ 168,618 $ 167,152 $ 168,618
                   ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Three Months
                                                        Ended March 31,
                                                    -----------------------
                                                       1997          1996
                                                    =========     =========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                        $  67,332     $  70,228

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        55,252        52,589
  Deferred federal and state operating
   income taxes, net                                   (8,015)       14,887
  Deferred investment tax credits, net                 (1,794)       (1,661)
  Advance contract payment                                475       (18,525)
  Change in certain assets and liabilities  -
   Accounts receivable, net                            (5,122)      (24,159)
   Electric production fuel                             2,351        (5,688)
   Materials and supplies                                  56         1,033
   Natural gas in storage                              35,585        42,464
   Accounts payable                                   (37,618)       17,226
   Taxes accrued                                       63,304        42,283
   Fuel adjustment clause                              (3,781)        1,834
   Gas cost adjustment clause                          13,323       (46,909)
   Accrued employment costs                            (4,353)       (7,991)
   Other accruals                                      24,169        12,245
  Other, net                                           17,091         4,732
                                                    ---------     ---------
    Net cash provided by operating activities         218,255       154,588
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (45,421)      (36,606)
  Other, net                                             (464)          470
                                                    ---------     ---------
    Net cash used in investing activities             (45,885)      (36,136)
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of short-term debt                         180,400       273,400
  Net change in commercial paper                      (91,405)      (27,400)
  Retirement of short-term debt                      (191,900)     (312,100)
  Retirement of preferred shares                           (1)            0
  Cash dividends paid on common shares                (53,000)      (48,500)
  Cash dividends paid on preferred shares              (2,165)       (2,219)
  Other, net                                              115           140
                                                    ---------     ---------
    Net cash used in
     financing activities                            (157,956)     (116,679)
                                                    ---------     ---------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                  14,414         1,773

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    8,279        11,478
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $  22,693     $  13,251
                                                    =========     =========

                                                         Twelve Months
                                                        Ended March 31,
                                                    -----------------------
                                                       1997          1996
                                                    =========     =========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                        $ 194,414     $ 201,019

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       214,208       202,457
  Deferred federal and state operating
   income taxes, net                                    3,215        28,776
  Deferred investment tax credits, net                 (7,460)       (7,238)
  Advance contract payment                              1,900       (18,525)
  Change in certain assets and liabilities  -
   Accounts receivable, net                             3,247       (17,053)
   Electric production fuel                            (4,186)        4,989
   Materials and supplies                               6,051         2,884
   Natural gas in storage                              (3,875)        9,313
   Accounts payable                                   (19,327)       24,298
   Taxes accrued                                       35,649       (39,311)
   Fuel adjustment clause                              (4,463)       (8,100)
   Gas cost adjustment clause                         (33,822)      (65,702)
   Accrued employment costs                            (1,218)         (882)
   Other accruals                                      (2,564)       11,399
  Other, net                                           19,321        (6,306)
                                                    ---------     ---------
    Net cash provided by operating activities         401,090       322,018
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
  Construction expenditures                          (188,012)     (169,450)
  Other, net                                            2,142          (382)
                                                    ---------     ---------
    Net cash used in investing activities            (185,870)     (169,832)
                                                    ---------     ---------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0       168,386
  Issuance of short-term debt                       1,079,150       949,100
  Net change in commercial paper                       85,100       (52,500)
  Retirement of long-term debt                        (80,000)     (120,858)
  Retirement of short-term debt                    (1,091,750)     (897,400)
  Retirement of preferred shares                       (2,605)       (3,525)
  Cash dividends paid on common shares               (187,450)     (186,540)
  Cash dividends paid on preferred shares              (8,712)       (8,277)
  Other, net                                              489          (243)
                                                    ---------     ---------
    Net cash used in financing activities            (205,778)     (151,857)
                                                    ---------     ---------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                   9,442           329

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   13,251        12,922
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $  22,693     $  13,251
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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.3% for the three-month and twelve-month periods ended March 31,1997, respectively; and 4.2% and 4.1% and for the three-month and twelve-month periods ended March 31, 1996. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

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

      ACCOUNTS RECEIVABLE. At March 31,1997, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 1997 and is expected to be renewed. The March 31, 1997 and December 31, 1996 accounts receivable balances include approximately $6.2 million and $7.1 million, respectively, due from associated companies.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                    Three Months         Twelve Months
                   Ended March 31,      Ended March 31,
                 ------------------   ------------------
                   1997      1996       1997      1996
                 ========  ========   ========  ========
                         (Dollars in thousands)

Income taxes     $      0  $      0   $ 73,473  $128,487
Interest, net of
 amounts
 capitalized     $  6,808  $  8,885   $ 76,191  $ 75,244

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

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in March 1997 and December 1996 the estimated replacement cost of gas in storage (current and non-current) at March 31, 1997 and December 31, 1996 exceeded the stated LIFO cost by approximately $20 million and $96 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Pursuant to agreement, effective July 1, 1996, Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NIPSCO Industries Management Services Company (Services), a wholly-owned subsidiary of Industries.

      The costs of these services are charged to Northern Indiana based on payroll and expenses incurred by Services' employees for the benefit of Northern Indiana. These costs which totalled $8.6 million and $26.0 million for the three-month and twelve-month period ended March 31, 1997 consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $3.0 million and $12.5 million representing 2.2% and 2.9% of Northern Indiana's total gas costs for the three-month and twelve-month periods ended March 31, 1997, respectively.

      Northern Indiana subleases a portion of office facilities to affiliated companies for a monthly fee, which includes operating expenses, based on space utilization.

      HEDGING ACTIVITIES. Northern Indian uses commodity futures contracts to hedge the impact of natural gas price fluctuations related to its business activities. Gains and losses on these futures contracts are deferred and recognized in income concurrent with the related purchases and sales of natural gas.

      As of March 31, 1997 Northern Indiana had open futures contracts representing hedges of natural gas sales of 0.7 billion cubic feet (Bcf).

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Federal Energy Regulatory Commission (FERC). Accordingly, Northern Indiana's accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As March 31, 1997 and December 31, 1996, the regulatory assets identified below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain of the regulatory assets identified below might be required. Regulatory assets were comprised of the following items and were reflected in the Consolidated Balance Sheet as follows:

                                                 March 31,      December 31,
                                                   1997            1996
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 15)                                $      49,024   $      49,890
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                69,709          70,763
Bailly scrubber carrying charges and
 deferred depreciation (See below)                    10,582          10,816
Deferral of SFAS No. 106 expense not
 recovered (Note 8)                                   88,163          87,005
FERC Order No. 636
 transition costs (Note 4)                            40,357          47,399
Regulatory income tax asset (Note 6)                  11,013           9,002
                                               -------------   -------------
                                                     268,848         274,875
Less: Current portion of regulatory assets            32,357          35,328
                                               -------------   -------------
                                               $     236,491   $     239,547
                                               =============   =============

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

      At January 1, 1995 a pre-tax rate of 6.0% for all construction was being used; effective January 1, 1996 the rate decreased to 5.5%; and effective January 1, 1997 the rate increased to 6.0%.

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

(3)   PENDING TAX MATTER:  On August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS believes that interest paid on the Notes should have been subject to United States tax withholding. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana challenged the assessment in the United States Tax Court (Tax Court) and the matter was tried in 1994. On November 6, 1995, the Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. On March 13, 1996, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Seventh Circuit, and on March 25, 1996 Northern Indiana filed its cross appeal. The case was argued on February 20, 1997. Northern Indiana's management and general counsel believe the ruling of the Tax Court will prevail.

(4) FERC ORDER NO. 636. Northern Indiana has recorded approximately $132 million of interstate pipeline transition costs to reflect the impact of FERC Order No. 636, a majority of which costs have been paid to the pipeline suppliers. Northern Indiana expects that additional transition costs will not be significant; however, the ultimate level of costs will depend on future events, including the market price of natural gas. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(5) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $16.6 million to cover probable corrective actions as of March 31,1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

      On December 19, 1996, the Environmental Protection Agency (EPA) promulgated rules for the second phase of the Acid Rain nitrogen oxides reduction program. Northern Indiana is evaluating compliance strategies to meet the reduced emission limitations found in the final rule. Additional controls may be needed to meet the requirements. A compliance plan must be submitted to the EPA by December 31, 1997 with details of the plan to meet the new limits by January 1, 2000.

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

      Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-four of these sites and made visual inspections of these sites. Initial samplings have been conducted at fourteen sites. Follow-up investigations have been conducted at five sites and remedial measures have been selected at three sites. Northern Indiana will continue its program to assess and cleanup sites.

      During the course of various investigations, Northern Indiana has identified impacts to soil, groundwater, sediment, and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indian notified the Indiana Department of Environmental Management (IDEM) and the EPA and immediately took steps to contain the material. Northern Indiana has worked with IDEM or the EPA on investigation or remedial activities at several sites. Two of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. Northern Indiana anticipates placing additional sites in the VRP after remedial measures have been selected.

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

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances, and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. Recently, the U.S. National Research Council of the National Academy of Sciences concluded in a report, after examining more than 500 EMF studies spanning seventeen years, that among other things, there is insufficient evidence to consider EMF a treat to human health. Despite the report's findings, future research appropriations continuing to be dedicated to explore the issue.

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

      The components of the net deferred income tax liability at March 31, 1997 and December 31, 1996 are as follows:

                                           March 31,      December 31,
                                             1997            1996
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences         $     720,753   $     719,197
 AFUDC-equity                                   37,109          37,713
 Adjustment clauses                             37,081          40,700
 Take-or-pay gas costs                             625             765
 Other regulatory assets                        40,458          39,440
 Reacquisition premium on debt                  18,592          18,921

Deferred tax assets -
 Deferred investment tax credits               (39,922)        (40,602)
 Removal costs                                (134,914)       (131,718)
 FERC Order No. 636 transition costs            (7,022)         (8,144)
 Other postretirement/postemployment
  benefits                                     (44,512)        (42,434)
 Other, net                                    (10,712)        (10,433)
                                         -------------   -------------
                                               617,536         623,405
Less: Deferred income taxes related to
 current assets and liabilities                 21,422          26,300
                                         -------------   -------------
Deferred income taxes - noncurrent       $     596,114   $     597,105
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                      Three Months          Twelve Months
                                     Ended March 31,        Ended March 31,
                                  --------------------   --------------------
                                     1997       1996        1997       1996
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  40,745  $  23,235   $  95,457  $  76,823
 State                                6,071      3,607      14,778     11,841
                                  ---------  ---------   ---------  ---------
                                     46,816     26,842     110,235     88,664
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                             (7,451)    13,666       2,700     26,337
 State                                 (564)     1,221         515      2,439
                                  ---------  ---------   ---------  ---------

                                     (8,015)    14,887       3,215     28,776
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,794)    (1,661)     (7,460)    (7,238)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             37,007     40,068     105,990    110,202

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (420)      (640)       (716)    (2,864)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  36,587  $  39,428   $ 105,274  $ 107,338
                                  =========  =========   =========  =========

      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                      Three Months          Twelve Months
                                     Ended March 31,        Ended March 31,
                                  --------------------   --------------------
                                     1997       1996        1997       1996
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  67,332  $  70,228   $ 194,414  $ 201,019
Add-Income taxes                     36,587     39,428     105,274    107,338
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $ 103,919  $ 109,656   $ 299,688  $ 308,357
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  36,372  $  38,380   $ 104,891  $ 107,926

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   1,044        983       4,682      3,997
  Amortization of deferred
   investment tax credits            (1,794)    (1,661)     (7,460)    (7,238)
  State income taxes, net of
   federal income tax benefit         3,364      3,518      10,086      9,910
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,518)    (1,674)     (6,488)    (5,979)
  Other, net                           (881)      (118)       (437)    (1,278)

                                  ---------  ---------   ---------  ---------
   Total income taxes             $  36,587  $  39,428   $ 105,274  $ 107,338
                                  =========  =========   =========  =========

(7) PENSION PLANS: Industries has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service, and age at retirement.

      The plan's funded status as of January 1, 1997 and 1996 are as follows:

                                                      1997        1996
                                                   =========   =========
                                                   (Dollars in thousands)

Vested benefit obligation                          $(534,416)  $(542,516)
Nonvested benefit                                   (103,284)   (104,054)
                                                   ---------   ---------
Accumulated benefit obligation                     $(637,700)  $(646,570)
                                                   =========   =========
Projected benefit obligation for service
 rendered to date                                  $(732,870)  $(749,204)
Plan assets at fair market value                     782,162     698,698
                                                   ---------   ---------
Plan assets in excess of (or less than)
 projected benefit obligation                         49,292     (50,506)
Unrecognized transition obligation at January 1,
 being recognized over seventeen years                38,418      43,907
Unrecognized prior service cost                       23,736      25,656
Unrecognized gains                                   (67,111)     (4,808)
                                                   ---------   ---------
Prepaid pension costs                              $  44,335   $  14,249
                                                   =========   =========

      The accumulated benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 7.75% and 7.25% and rates of increase in compensation levels of 5.5% were used to determine the accumulated benefit obligation and projected benefit obligation at January 1, 1997 and 1996, respectively.

      The following items are the components of provisions for pensions for the three-month and twelve-month periods ended March 31, 1997 and March 31, 1996:


                     Three Months        Twelve Months
                        Ended                Ended
                      March 31,            March 31,
                  ------------------   ------------------
                    1997      1996       1997      1996
                  ========  ========   ========  ========
                          (Dollars in thousands)

Service costs     $  4,466  $  6,145   $ 14,198  $ 14,815
Interest costs      16,326    18,861     50,253    57,515
Estimated return
 on plan assets    (20,308)  (22,431)   (84,499) (143,488)
Amortization of
 transition
 obligation          1,604     1,958      5,134     6,074
Other net
 amortization
 and deferral          912       876     26,269    85,386
                  --------  --------   --------  --------
                  $  3,000  $  5,409   $ 11,355  $ 20,302
                  ========  ========   ========  ========

      Assumptions used in the valuation and determination of 1997 and 1996 pension expenses were as follows:

                                                     1997         1996
                                                     =====        =====

Discount rate                                        7.75%        7.25%
Rate of increase in compensation levels              5.50%        5.50%
Expected long-term rate of return on assets          9.00%        9.00%

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

      Northern Indiana's rate-making has historically included the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and authorized the deferral of the differences between the net periodic postretirement benefit costs and the insurance premiums paid for such benefits (OPRB) as a regulatory asset until such time as the accrual cost method may be reflected in the rate-making process. The Commission stated that a deferral period of four years or less would be rebuttably presumed to be reasonable and also indicated each utility would have to demonstrate its postretirement benefit costs were prudent and reasonably incurred at the time such costs were proposed to be recovered in the rate-making process.
Northern Indiana has been deferring as a regulatory asset the difference between the amount that would have been charged to expense under pay-as-you -go accounting and the amount accrued in accordance with the standard in anticipation of approval for these costs in the rate-making process.

      On November 20, 1996, Northern Indiana filed with the Commission for inclusion of accrual-based postretirement benefit costs in the rate-making process to be effective February 1, 1997 for electric rates and March 1, 1997 for gas rates. These costs include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Northern Indiana discontinued its cost deferral and began amortizing its regulatory asset concurrent with the dates above and consistent with its original proposal. Hearings were held during March 1997 and the matter is pending before the Commission for decision. Northern Indiana expects a decision during the second quarter of 1997. Management believes that Northern Indiana will ultimately be successful in obtaining such approval.

      The following table sets forth the plans' accumulated postretirement benefit obligation as of January 1, 1997 and 1996:

                                                   January 1,  January 1,
                                                      1997        1996
                                                   ==========  ==========
                                                   (Dollars in thousands)

Retirees                                           $  (74,786) $  (97,693)
Fully eligible active plan participants               (18,441)    (21,760)
Other active plan participants                       (101,710)   (133,205)
                                                   ----------  ----------
Accumulated postretirement benefit obligation        (194,937)   (252,658)
Unrecognized transition obligation at January 1,
 being recognized over twenty years                   171,962     192,917
Unrecognized actuarial gain                           (88,784)    (23,168)
                                                   ----------  ----------
Accrued liability for postretirement benefits      $ (111,759) $  (82,909)
                                                   ==========  ==========

      A discount rate of 7.75% and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%, and a discount rate of 7.25% and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6% were used to determine the accumulated postretirement benefit obligation at January 1, 1997 and 1996, respectively.

      The decrease in the accumulated postretirement benefit obligation
(APBO) and the related increase in unrecognized actuarial gain at January 1, 1997 were primarily attributable to favorable claim experience and the increase in the discount rate to 7.75%. Additionally, Northern Indiana implemented a 3% cap on its share of retiree cost increases for pre-Medicare benefits for certain non-bargaining retirees who retire after February 1, 1997. This plan amendment reduced the APBO and the unrecognized transition obligation by $9.6 million at January 1, 1997.

      Net periodic postretirement benefits costs for the three-month and twelve-month periods ended March 31, 1997 and March 31, 1996 include the following components:

                     Three Months      Twelve Months
                        Ended              Ended
                       March 31,          March 31,
                   ----------------   ----------------
                     1997     1996      1997     1996
                   =======  =======   =======  =======
                          (Dollars in thousands)

Service costs      $   917  $ 1,437   $ 5,333  $ 5,454
Interest costs       4,376    4,974    17,375   18,929
Amortization of
 transition
 obligation
 over twenty years   2,702    3,033    11,017   11,544
Amortization of
 unrecognized
 actuarial gain       (993)    (579)     (911)  (2,202)
                   -------  -------   -------  -------
                   $ 7,002  $ 8,865   $32,814  $33,725
                   =======  =======   =======  =======

      The net periodic postretirement benefit costs for 1997 were determined assuming a 7.75% discount rate, a 5% rate of compensation increase, and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%.
The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1997 by approximately $28.5 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.1 million for the three-month period ended March 31, 1997. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(10) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT MARCH 31, 1997 AND DECEMBER 31, 1996 (SEE NOTE 9):

                                                                Redemption
                                                                 Price at
                                   March 31,    December 31,     March 31,
                                     1997           1996           1997
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series - 209,141 and
  209,145 shares outstanding,
  respectively                   $     20,914   $     20,915        $101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000        $100.00

 4.22% series -  106,198 shares
  outstanding                          10,620         10,620        $101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000        $102.00

 7.44% series -   41,890 shares
  outstanding                           4,189          4,189        $101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484        $101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   March 31, 1997), Series A
   (stated value $50 per share)
   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,125   $     81,126
                                 ============   ============

      During the period April 1, 1995 to March 31, 1997 there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(11) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT MARCH 31, 1997 AND DECEMBER 31, 1996 (SEE NOTE 9):

                                                    March 31,    December 31,
                                                      1997           1996
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 75,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                        $     7,500   $      7,500

  7-3/4% series - 44,460 shares outstanding,
   excluding sinking fund payments due within
   one year                                              4,446          4,446

  8.35% series - 63,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                              6,300          6,300

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     61,246   $     61,246
                                                  ============   ============

      The redemption prices at March 31, 1997, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.

      Sinking fund requirements with respect to redeemable preferred stocks outstanding at March 31, 1997 for each of the twelve-month periods subsequent to March 31, 1998 are as follows:


Twelve Months Ended March 31,*
==================================

1999                    $1,827,700
2000                    $1,827,700
2001                    $1,827,700
2002                    $1,827,700

* Table does not reflect redemptions made after March 31, 1997.

(12) COMMON SHARE DIVIDEND: Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At March 31, 1997, Northern Indiana had approximately $167.2 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings, and the absence of adverse developments.

(13) COMMON SHARES: Northern Indiana's common shares are wholly-owned by Industries.

(14)  LONG-TERM INCENTIVE PLAN:  Industries has two Long-Term Incentive
Plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At March 31, 1997, there were 4,911 shares and 2,205,550 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at March 31, 1997. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries stock, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 and 1997 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 271,000 and 262,000 restricted shares outstanding at March 31, 1997 and December 31, 1996, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been recognized in the Consolidated Statement of Income for restricted stock awards was $0.2 and $0.8 million for the three-month and twelve-month periods ending March 31, 1997, respectively. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts:

                    Three Months       Twelve Months
                       Ended               Ended
                      March 31,          March 31,
                ------------------   ------------------
                  1997      1996       1997      1996
                ========  ========   ========  ========
                           (Dollars in thousands)

                (C)                  (C)
Net Income:
 As reported    $ 67,332  $ 70,228   $194,414  $201,019
 Pro forma      $ 67,033  $ 70,082   $193,668  $200,655


      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month and twelve-month periods ended March 31, 1997 and March 31, 1996, respectively: risk-free interest rate of 6.39% and 6.24%; expected dividend yield of $1.68 and $1.56 per share; expected option term of five years; and expected volatility of 13.2% and 13.0%. The weighted average fair value of options granted to all plan participants was $5.00 for the twelve-month period ended March 31, 1997. There were 0 and 278,300 non-qualified stock options granted to all plan participants for the three-month and twelve-month periods ended March 31, 1997.

(15) LONG-TERM DEBT: At March 31, 1997 and December 31, 1996, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                     AMOUNT OUTSTANDING
                                               ---------------------------
                                                 March 31,    December 31,
                                                   1997           1996
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series P, 6-7/8%, due October 1, 1998         $     14,509   $     14,509
 Series T, 7-1/2%, due April 1, 2002                 40,000         40,000
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                           109,509        109,509
                                               ------------   ------------

Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    19,000         19,000
 Series 1988 Bonds - Jasper County -
  Series  A, B, and C - 3.47% weighted
  average at March 31,1997, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.48% weighted average at
  March 31, 1997, due November 1, 2007               24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.85% at March 31, 1997,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.85% at March 31, 1997,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.85% at March 31, 1997,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           242,000        242,000
                                               ------------   ------------

Medium-term notes -
 Interest rates between 5.83% and 7.64% with
  a weighted average interest rate of 6.85%
  and various maturities between
  April 6, 1998 and January 19, 2024                644,025        644,025
                                               ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,411)        (3,526)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $    992,123   $    992,008
                                               ============   ============

      The sinking fund requirements of long-term debt outstanding at March 31, 1997 (including the maturity of first mortgage bonds: Series P, 6-7/8%, due October 1, 1998; and medium-term notes due from April 6, 1998 to August 15, 2001, for each of the twelve-month periods subsequent to March 31, 1998 are as follows:

Twelve Months Ended March 31,
=================================
1999                 $ 51,009,000
2000                 $  8,000,000
2001                 $152,000,000
2002                 $ 19,000,000

      Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums are being deferred and amortized. These premiums are not earning a return during the recovery period.

      Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented, securing the first mortgage bonds issued by Northern Indiana, constitutes a direct first mortgage lien upon substantially all property and franchises, other than expressly excepted property, owned by Northern Indiana.


(16) CURRENT PORTION OF LONG-TERM DEBT: At March 31, 1997 and December 31, 1996, Northern Indiana's current portion of long-term debt due within one year was as follows:

                                               March 31,       December 31,
                                                 1997              1996
                                             ============      ============
                                                  (Dollars in thousands)
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   First mortgage bonds -
    Series O, 6-3/8% - due September 1, 1997 $     25,747      $     25,747
   Medium-term notes -
    Interest rate of 5.85% and maturities of
     July 25, 1997 and July 28, 1997               40,000            40,000
                                             ------------      ------------
   Total current portion of long-term debt   $     65,747      $     65,747
                                             ============      ============

(17) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999 unless extended by its terms. As of March 31, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997 which are expected to be renewed for the subsequent twelve-month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1997 and December 31, 1996, there were $67.5 million and $79.0 million of borrowings, respectively, outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1997, there were no borrowings outstanding under this facility.

      Northern Indiana makes use of commercial paper to fund short-term working capital requirements.

      At March 31, 1997 and December 31, 1996, Northern Indiana's short-term borrowings were as follows:

                                               March 31,       December 31,
                                                 1997              1996
                                             ============      ============
                                                  (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Commercial paper -
    Weighted average interest rate of
     5.41% at March 31, 1997                 $    102,500      $    193,905
   Notes payable -
    Issued at interest rates between 5.36%
     and 5.78% with a weighted average
     interest rate of 5.53% and various
     maturities between April 9, 1997
     and April 29, 1997                            67,500            79,000
                                             ------------      ------------
   Total short-term borrowings               $    170,000      $    272,905
                                             ============      ============

(18) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.3 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 1997:


Twelve Months Ended March 31,
=================================
   (Dollars in thousands)

1998                 $  4,536
1999                    3,939
2000                    3,055
2001                    3,055
2002                    3,055
Later years            35,435
                     --------
Total minimum
 payments required   $ 53,075
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:

                              March 31,      March 31,
                                1997           1996
                            ============   ============
                              (Dollars in thousands)

Three months ended               $ 2,090        $ 2,610
Twelve months ended              $ 8,729        $11,030

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

      The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:

                               March 31,1997          December 31, 1996
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   22,693  $   22,693   $    8,279  $    8,279
Investments                $      256  $      256   $      256  $      256
Long-term debt (including
 current portion)          $1,059,370  $1,010,781   $1,059,255  $1,026,743
Preferred stock            $  144,199  $  123,775   $  144,200  $  126,379

      Northern Indiana is subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(21) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 4% of gas revenues (including transportation services) and 22% of electric revenue for the twelve months ended March 31, 1997 as compared to 4% and 22%, respectively, for the twelve months ended March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES -

      Total operating revenues for the twelve months ended March 31, 1997 increased $40.9 million as compared to the twelve months ended March 31, 1996. Gas revenues increased $63.0 million and electric revenues decreased $22.1 million as compared to the same period in 1996. The increase in gas revenues was largely attributable to increased sales to industrial and wholesale customers, increased gas transition costs, and increased gas costs per dekatherm (dth), partially offset by decreased deliveries of gas transported for others. The decrease in electric revenues was mainly due to decreased sales to residential customers resulting from the cooler summer in 1996 and decreased sales to industrial and wholesale customers.


      Total operating revenues for the three months ended March 31, 1997 increased $1.2 million as compared to the three months ended March 31, 1996. Gas revenues increased $3.8 million and electric revenues decreased $2.6 million as compared to the same period in 1996. The increase in gas revenues was mainly due to increased gas costs per dth and increased gas gas transition costs, partially offset by decreased sales to residential and commercial customers as a result of milder weather. The decrease in electric revenues was mainly due to decreased sales to industrial and wholesale customers.

      The basic steel industry accounted for 36% of natural gas delivered (including volumes transported) and 35% of electric sales during the twelve months ended March 31, 1997.

      The components of the variations in gas and electric revenues are shown in the following table:

                                                   Variations
                                                      from
                                                  Prior Periods
                                        ---------------------------------
                                                   March 31, 1997
                                                   Compared to
                                                   March 31, 1996
                                          Three                  Twelve
                                         Months                  Months
                                        =========               =========
                                             (Dollars in thousands)

Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $  26,115               $  24,379
 Gas transition costs                       1,697                  32,255
 Changes in sales levels                  (24,298)                  6,596
 Gas transported                              275                    (215)
                                        ---------               ---------
Gas Revenue Change                      $   3,789               $  63,015
                                        ---------               ---------
Electric Revenue -
 Pass through of net changes in
  fuel costs                            $   1,241               $   3,058
 Changes in sales levels                   (3,841)                (25,186)
                                        ---------               ---------
Electric Revenue Change                 $  (2,600)              $ (22,128)
                                        ---------               ---------

  Total Revenue Change                  $   1,189               $  40,887
                                        =========               =========

      See Note 4 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

      Gas costs increased $13.5 and $66.4 million for the three-month and twelve-month periods ended March 31, 1997, respectively. Gas costs increased for the three-month period due to increased gas costs per dth, and increased gas transition costs, partially offset by decreased purchases. Gas costs increased for the twelve-month period due to increased gas costs per dth, increased gas transition costs, and increased purchases. The average cost of purchased gas for the three-month and twelve-month periods ended March 31, 1997, after adjustment for gas transition costs billed to transport customers, was $3.40 and $3.14 per dth, respectively, as compared to $3.01 and $2.67 per dth for the same periods in 1996.

FUEL AND PURCHASED POWER -

      The cost of fuel for electric generation decreased for the twelve-month period ended March 31, 1997, compared to 1996 period, mainly as a result of decreased production of electricity.

      Power purchased increased $6.1 million for the twelve-month period ended March 31, 1997 as a result of increased bulk power purchases. Power purchases decreased $3.0 million for the three-month period.

OPERATING MARGINS -

      Operating margins for the twelve months ended March 31, 1997 decreased $20.2 million from the same period a year ago. The operating margin from gas deliveries decreased $3.3 million due to decreased sales to residential and commercial customers reflecting milder weather, decreased deliveries of gas transported for others, and partially offset by increased sales to wholesale customers. The operating margin from electric sales decreased $16.9 million due to decreased sales to residential customers, reflecting milder 1996 summer weather, and decreased sales to industrial and wholesale customers.

      Operating margins for the three-months ended March 31, 1997 decreased $10.5 million from the same period a year ago. Gas operating margin decreased $9.7 million due to decreased sales to residential and commercial customers reflecting milder weather during the period, and decreased sales to industrial and wholesale customers, partially offset by increased deliveries of gas transported for others. Operating margin from electric sales decreased $0.8 million due to decreased sales to industrial and wholesale customers, which were partially offset by increased sales to residential and commercial customers.
OPERATING EXPENSES AND TAXES -

      Operation expenses decreased $11.7 million for the twelve-month period ended March 31, 1997 reflecting decreased employee costs and decreased electric production pollution control facility costs, partially offset by increased environmental costs. Operation expenses decreased $5.9 million for the three-month period mainly reflecting decreased employee related costs, decreased electric production pollution control facility costs, and various other decreased operating costs.

      Maintenance expenses decreased $4.8 million for the twelve-month period ended March 31, 1997 mainly reflecting decreased maintenance activity at the electric production facilities and decreased maintenance on the transmission and distribution facilities.

      Depreciation and amortization expense increased $2.7 and $11.8 million for the three-month and twelve-month periods ended March 31, 1997, respectively, resulting from plant additions, increased amortization of computer software, amortization of deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station, and the amortization of SFAS No. 106 costs effective February 1, 1997.

      Utility income taxes decreased for the three-month and twelve-month periods ended March 31, 1997 mainly as a result of decreased pre-tax income.

OTHER INCOME (DEDUCTIONS) -

      Other Income (Deductions) increased for the twelve-month period ended March 31,1997 reflects the sales of Crescent Dunes Lakeshore property to the National Park Service.

      See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 4, 6, and 8 for a discussion of FERC Order
No. 636, Income Taxes and Postretirement Benefits.

NET INCOME -

      Net income for the twelve-month period ended March 31, 1997 was $194.4 million compared to $201.0 million for the twelve-month period ended March 31, 1996.

      Net income for the three months ended March 31, 1997 was $67.3 million compared to $70.2 million for the three months ended March 31, 1996.

ENVIRONMENTAL MATTERS -

      Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of $16.6 million to cover probable corrective actions as of March 31, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

      On December 19, 1996, the Environmental Protection Agency (EPA) promulgated rules for the second phase of the Acid Rain nitrogen oxides reduction program. Northern Indiana is evaluating compliance strategies to meet the reduced emission limitations found in the final rule. Additional controls may be needed to meet the requirements. A compliance plan must be submitted to the EPA by December 31, 1997 with details of the plan to meet the new limits by January 1, 2000.

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

      Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-four of these sites and made visual inspections of these sites. Initial samplings have been conducted at fourteen sites. Follow-up investigations have been conducted at five sites and remedial measures have been selected at three sites. Northern Indiana will continue its program to assess and cleanup sites.

      During the course of various investigations, Northern Indiana has identified impacts to soil, groundwater, sediment, and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indiana notified the Indiana Department of Environmental Management (IDEM) and the EPA and immediately took steps to contain the material. Northern Indiana has worked with IDEM or the EPA on investigation or remedial activities at several sites. Two of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. Northern Indiana anticipates placing additional sites in the VRP after remedial measures have been selected.

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

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances, and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. Recently, the U.S. National Research Council of the National Academy of Sciences concluded in a report, after examining more than 500 EMF studies spanning seventeen years, that among other things, there is insufficient evidence to consider EMF a treat to human health. Despite the report's findings, future research appropriations continuing to be dedicated to explore the issue.

LIQUIDITY AND CAPITAL RESOURCES -

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of March 31, 1997, Northern Indiana had $102.5 million in commercial paper outstanding, having a weighted average interest of 5.41%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999 unless extended by its terms. As of March 31, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1997 which are expected to be renewed for the subsequent twelve-month period. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1997, $67.5 million of borrowings were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1997, there were no borrowings outstanding under this facility.

      Northern Indiana expects to refinance certain maturities of its Medium-term Notes, Series B and Series D, and First Mortgage Bonds, Series N,
Series O, and Series P during the second quarter of 1997.

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

EMPLOYEE RELATIONS

      At March 31, 1997, approximately 74% of Northern Indiana's employees (physical and clerical worker) were represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. The bargaining unit employees' current contracts expire May 31, 1997. Northern Indiana has begun to negotiate new agreements with the two local unions, but cannot predict the timing or terms of new agreements.

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

      In January 1997, legislation was introduced to the Indiana General Assembly addressing electric utility competition and deregulation. Under the proposed legislation, an electric utility would be required to separate its production and marketing functions from the transmission and distribution functions to eliminate a competitive market advantage related to organizational structure. There would be a transition period from October 1, 1999 through June 30, 2004, during which an electric utility's cost of service rates would transition to a target price based upon Indiana utility averages. Amounts collected by an electric utility above the target price during the transition period would provide for recovery of transition costs. Under the proposed legislation, each electric utility company would be required to file a proposed distribution comparability tariff for unbundled electric service. Customers would have the right to choose their electricity supplier effective with the transition period. During the transition period, access charges would be billed to those customers choosing a new supplier. Regulatory assets not recovered during the transition period and not included as part of the cost-based transmission and distribution function would not be recoverable from customers. After the transition period, customers would be required to make an affirmative election as to their electricity supplier; if no election is made, the Commission would assign a supplier. This proposed legislation was not adopted but a study commission on electric competition and deregulation was established by the Indiana General Assembly.

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

      Northern Indiana filed a petition for an Alternative Regulatory Plan
(ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers, and improved natural gas service. In its ARP, Northern Indiana proposes to implement new rates and services that would include, but not be limited to further unbundling of services for additional customer classes which would include increased customer choice for sources of natural gas supply, negotiated services and prices, and incentive gas and storage cost mechanisms. The Commission will hold hearings on the ARP during the second quarter of 1997.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 9, 1997, by written consent in lieu of the Annual Meeting of Shareholders of the registrant, the sole shareholder of the registrant elected Arthur J. Decio, Gary L. Neale, and Robert W. Welsh as directors
to serve until the 2000 Annual Meeting of Shareholders.   Directors whose
terms of office as director continue after the 1997 Annual Meeting of Shareholders are Steven C. Beering, Ernestine M. Raclin, and Denis E. Ribordy, whose terms expire at the 1998 Annual Meeting of Shareholders, and Ian M. Rolland, John W. Thompson, and Edmund A. Schroer, whose terms expire at the 1999 Annual Meeting of Shareholders.


Item 5.  OTHER INFORMATION.

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

                Exhibit 27 - Financial Data Schedule

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


                          Northern Indiana Public Service Company
                                       (Registrant)





                                    /s/ Jerry M. Springer
                           ---------------------------------------
                                        Jerry M. Springer,
                           Vice President, Finance and Accounting



                                    /s/ David J. Vajda
                           ---------------------------------------
                                        David J. Vajda,
                           Controller and Chief Accounting Officer






Date May 13, 1997