Form 10-Q
period 1997-06-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1997-08-14
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997


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

      As of July 31, 1997, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
FINANCIAL INFORMATION
Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of June 30, 1997, and December 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for the three, six, and twelve month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of June 30, 1997 and December 31, 1996, and the results of their operations and their cash flows for the three, six, and twelve month periods ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
July 29, 1997


CONSOLIDATED BALANCE SHEET

                                              June 30,    December 31,
ASSETS                                          1997           1996
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $131,019 AND $162,123, RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,077,005   $  4,050,084
  Gas                                          1,195,822      1,176,871
  Common                                         350,680        346,636
                                            ------------   ------------
                                               5,623,507      5,573,591
    Less - Accumulated provision for
     depreciation and amortization             2,583,598      2,499,687
                                            ------------   ------------
      Total Utility Plant                      3,039,909      3,073,904
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                     8,734          8,971
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        11,720          8,279
 Accounts receivable, less reserve of
  $5,962 and $4,568, respectively (Note 2)        79,754        111,866
 Fuel adjustment clause (Note 2)                   8,257          9,149
 Gas cost adjustment clause (Note 2)              44,629         98,167
 Materials and supplies, at average cost          56,348         56,796
 Electric production fuel, at average cost        28,632         26,483
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         26,263         50,409
 Prepayments and other                            25,384         25,826
                                            ------------   ------------
      Total Current Assets                       280,987        386,975
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      222,098        239,547
 Prepayments and other (Note 7)                   79,098         64,883
                                            ------------   ------------
      Total Other Assets                         301,196        304,430
                                            ------------   ------------
                                            $  3,630,826   $  3,774,280
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET
                                              June, 30     December 31,
CAPITALIZATION AND LIABILITIES                  1997           1996
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized
   75,000,000 shares, issued and
    outstanding
   73,282,258 shares (Note 13)              $    859,488   $    859,488
 Additional paid-in capital                       12,522         12,521
 Retained earnings (see accompanying
  statement) (Note 12)                           152,752        145,987
                                            ------------   ------------
 Common shareholder's equity                   1,024,762      1,017,996
 Cumulative preferred stocks (Note 9)
  Series without mandatory redemption
   provisions (Note 10)                           81,123         81,126
  Series with mandatory redemption
   provisions (Note 11)                           59,996         61,246
 Long-term debt excluding amounts due
  within one year (Note 15)                    1,055,540        992,008
                                            ------------   ------------
      Total Capitalization                     2,221,421      2,152,376
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 16)                                 100,747         65,747
 Short-term borrowings (Note 17)                  80,450        272,905
 Accounts payable                                116,713        190,182
 Sinking funds due within one year
  (Notes 11 and 15)                                3,328          3,328
 Dividends declared on common and
  preferred stocks                                45,223         54,255
 Customer deposits                                18,691         16,768
 Taxes accrued                                    91,158         78,806
 Interest accrued                                  6,338          5,851
 Accrued employment costs                         38,965         40,915
 Other accruals                                   35,932         26,106
                                            ------------   ------------
      Total Current Liabilities                  537,545        754,863
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 6)                  594,380        597,105
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 6)                                       103,472        107,058
 Deferred credits                                 51,224         50,058
 Accrued liability for postretirement
  benefits (Note 8)                              112,978        104,123
 Other noncurrent liabilities                      9,806          8,697
                                            ------------   ------------
      Total Other                                871,860        867,041
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 5, 18, and 19)
                                            $  3,630,826   $  3,774,280
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF INCOME

                                 Three Months              Six Months
                                Ended June 30,           Ended June 30,
                            ----------------------   ----------------------
                               1997        1996         1997        1996
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4, and 21)
  Gas                       $  108,541  $  108,497   $  414,215  $  410,382
  Electric                     244,054     244,232      489,878     492,656
                            ----------  ----------   ----------  ----------
                               352,595     352,729      904,093     903,038
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                      55,645      61,017      252,380     244,219
 Fuel for electric
  generation                    54,609      53,184      113,017     110,386
 Power purchased                10,518      14,322       19,478      26,283
                            ----------  ----------   ----------  ----------
                               120,772     128,523      384,875     380,888
                            ----------  ----------   ----------  ----------
Operating Margin               231,823     224,206      519,218     522,150
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     70,084      68,919      139,873     144,627
  Maintenance (Note 2)          17,534      19,354       34,872      36,874
  Depreciation and
   amortization (Note 2)        56,237      53,375      111,489     105,964
  Taxes (except income)         17,500      16,855       37,657      36,913
                            ----------  ----------   ----------  ----------
                               161,355     158,503      323,891     324,378
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes           70,468      65,703      195,327     197,772
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 6)                       17,899      15,996       54,906      56,064
                            ----------  ----------   ----------  ----------
Operating Income                52,569      49,707      140,421     141,708
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                       (1,036)       (953)      (1,445)     (1,947)
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     16,962      17,620       33,179      35,555
 Other interest                  1,858       2,149        4,991       4,144
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                 (61)       (215)        (343)       (445)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,046       1,076        2,089       2,155
                            ----------  ----------   ----------  ----------
                                19,805      20,630       39,916      41,409
                            ----------  ----------   ----------  ----------
Net Income                      31,728      28,124       99,060      98,352

Dividend requirements on
 preferred shares                2,128       2,178        4,295       4,377
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   29,600  $   25,946   $   94,765  $   93,975
                            ==========  ==========   ==========  ==========
Dividends declared          $   44,000  $   45,000   $   88,000  $   89,250
                            ==========  ==========   ==========  ==========



                                 Twelve Months
                                Ended June 30,
                            ----------------------
                               1997        1996
                            ==========  ==========
                            (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4, and 21)
  Gas                       $  735,707  $  676,996
  Electric                   1,019,453   1,040,088
                            ----------  ----------
                             1,755,160   1,717,084
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     452,302     392,655
 Fuel for electric
  generation                   235,846     243,026
 Power purchased                46,946      47,831
                            ----------  ----------
                               735,094     683,512
                            ----------  ----------
Operating Margin             1,020,066   1,033,572
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    276,312     288,227
  Maintenance (Note 2)          66,727      74,453
  Depreciation and
   amortization (Note 2)       217,070     206,815
  Taxes (except income)         72,813      72,157
                            ----------  ----------
                               632,922     641,652
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          387,144     391,920
                            ----------  ----------
Utility Income Taxes
 (Note 6)                      107,893     107,313
                            ----------  ----------
Operating Income               279,251     284,607
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                          742      (3,988)
                            ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     66,422      71,816
 Other interest                 12,072       8,154
 Allowance for borrowed
  funds used during
  construction and carrying
  charges (Note 2)                (703)       (688)
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,184       4,314
                            ----------  ----------
                                81,975      83,596
                            ----------  ----------
Net Income                     198,018     197,023

Dividend requirements on
 preferred shares                8,630       8,833
                            ----------  ----------
Balance available
 for common shares          $  189,388  $  188,190
                            ==========  ==========
Dividends declared          $  186,200  $  186,250
                            ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                      Three Months         Six Months        Twelve Months
                     Ended June 30,      Ended June 30,      Ended June 30,
                   ------------------- ------------------- -------------------
                     1997      1996      1997      1996      1997      1996
                   ========= ========= ========= ========= ========= =========
                                     (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD            $ 167,152 $ 168,618 $ 145,987 $ 144,839 $ 149,564 $ 147,624

ADD:
 Net income           31,728    28,124    99,060    98,352   198,018   197,023
                   --------- --------- --------- --------- --------- ---------
                     198,880   196,742   245,047   243,191   347,582   344,647
                   --------- --------- --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series         223       223       445       445       889       890
   4-1/2% series          89        89       180       180       360       360
   4.22%  series         111       111       224       224       448       448
   4.88%  series         122       122       244       244       488       488
   7.44%  series          79        79       156       156       312       312
   7.50%  series          65        65       131       131       261       261
   8.85%  series         156       184       350       406       737       848
   7-3/4% series          92       102       183       204       374       427
   8.35%  series         137       150       275       301       546       601
   6.50%  series         699       699     1,397     1,397     2,795     2,795
   Adjustable
    Rate,
    Series A             355       354       710       689     1,420     1,403
  Common shares       44,000    45,000    88,000    89,250   186,200   186,250
                   --------- --------- --------- --------- --------- ---------
                      46,128    47,178    92,295    93,627   194,830   195,083
                   --------- --------- --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD         $ 152,752 $ 149,564 $ 152,752 $ 149,564 $ 152,752 $ 149,564
                   ========= ========= ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Three Months
                                                        Ended June 30,
                                                   ------------------------
                                                      1997          1996
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   31,728    $   28,124

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        56,237        53,375
  Deferred federal and state operating
   income taxes, net                                  (21,170)       (2,153)
  Deferred investment tax credits, net                 (1,793)       (1,660)
  Advance contract payment                                475           475
  Change in certain assets and liabilities  -
   Accounts receivable, net                            37,234        53,910
   Electric production fuel                            (4,500)      (10,951)
   Materials and supplies                                 392         3,191
   Natural gas in storage                             (11,439)      (11,795)
   Accounts payable                                   (17,447)      (19,681)
   Taxes accrued                                      (28,207)      (35,832)
   Fuel adjustment clause                               4,673        (3,156)
   Gas cost adjustment clause                          40,215         1,916
   Accrued employment costs                             2,403          (179)
   Other accruals                                     (14,323)      (21,801)
  Other, net                                            8,773        (3,442)
                                                   ----------    ----------
    Net cash provided by operating activities          83,251        30,341
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (55,956)      (43,746)
  Other, net                                              256         1,183
                                                   ----------    ----------
    Net cash used in investing activities             (55,700)      (42,563)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                           99,000             0
  Issuance of short-term debt                         151,080       184,600
  Net change in commercial paper                      (57,100)       71,000
  Retirement of short-term debt                      (183,530)     (200,500)
  Retirement of preferred shares                       (1,252)       (1,446)
  Cash dividends paid on common shares                (44,000)      (44,250)
  Cash dividends paid on preferred shares              (2,139)       (2,193)
  Other, net                                             (583)          139
                                                   ----------    ----------
    Net cash provided by (used in)
     financing activities                             (38,524)        7,350
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 (10,973)       (4,872)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   22,693        13,251
                                                    ---------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   11,720    $    8,379
                                                   ==========    ==========

                                                          Six Months
                                                        Ended June 30,
                                                   ------------------------
                                                      1997          1996
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   99,060    $   98,352

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       111,489       105,964
  Deferred federal and state operating
   income taxes, net                                  (29,185)       12,734
  Deferred investment tax credits, net                 (3,587)       (3,321)
  Advance contract payment                                950       (18,050)
  Change in certain assets and liabilities  -
   Accounts receivable, net                            32,112        29,751
   Electric production fuel                            (2,149)      (16,639)
   Materials and supplies                                 448         4,224
   Natural gas in storage                              24,146        30,669
   Accounts payable                                   (55,065)       (2,454)
   Taxes accrued                                       35,097         6,451
   Fuel adjustment clause                                 892        (1,322)
   Gas cost adjustment clause                          53,538       (44,993)
   Accrued employment costs                            (1,950)       (8,170)
   Other accruals                                       9,846        (9,556)
  Other, net                                           25,864         1,290
                                                   ----------    ----------
    Net cash provided by operating activities         301,506       184,930
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (101,377)      (80,353)
  Other, net                                             (208)        1,653
                                                   ----------    ----------
    Net cash used in investing activities            (101,585)      (78,700)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                           99,000             0
  Issuance of short-term debt                         331,480       458,000
  Net change in commercial paper                     (148,505)       43,600
  Retirement of short-term debt                      (375,430)     (512,600)
  Retirement of preferred shares                       (1,253)       (1,446)
  Cash dividends paid on common shares                (97,000)      (92,750)
  Cash dividends paid on preferred shares              (4,304)       (4,412)
  Other, net                                             (468)          279
                                                   ----------    ----------
    Net cash used in
     financing activities                            (196,480)     (109,329)
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   3,441        (3,099)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    8,279        11,478
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   11,720    $    8,379
                                                   ==========    ==========

                                                        Twelve Months
                                                        Ended June 30,
                                                   ------------------------
                                                      1997          1996
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  198,018    $  197,023

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       217,070       206,815
  Deferred federal and state operating
   income taxes, net                                  (15,802)       31,602
  Deferred investment tax credits, net                 (7,593)       (7,039)
  Advance contract payment                              1,900       (18,050)
  Change in certain assets and liabilities  -
   Accounts receivable, net                           (13,429)       (5,583)
   Electric production fuel                             2,265       (11,179)
   Materials and supplies                               3,252         6,029
   Natural gas in storage                              (3,519)       11,858
   Accounts payable                                   (17,094)       26,105
   Taxes accrued                                       43,274       (37,420)
   Fuel adjustment clause                               3,366        (8,703)
   Gas cost adjustment clause                           4,477       (77,794)
   Accrued employment costs                             1,364        (2,172)
   Other accruals                                       4,914       (17,050)
  Other, net                                           31,536          (218)
                                                   ----------    ----------
    Net cash provided by operating activities         453,999       294,224
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
  Construction expenditures                          (200,221)     (166,276)
  Other, net                                            1,215         1,605
                                                   ----------    ----------
    Net cash used in investing activities            (199,006)     (164,671)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                           99,000             0
  Issuance of short-term debt                       1,045,630     1,014,500
  Net change in commercial paper                      (43,000)       88,400
  Retirement of long-term debt                        (80,000)      (98,422)
  Retirement of short-term debt                    (1,074,780)     (950,300)
  Retirement of preferred shares                       (2,411)       (3,210)
  Cash dividends paid on common shares               (187,200)     (186,040)
  Cash dividends paid on preferred shares              (8,658)       (7,402)
  Other, net                                             (233)          672
                                                   ----------    ----------
    Net cash used in financing activities            (251,652)     (141,802)
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   3,341       (12,249)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    8,379        20,628
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   11,720    $    8,379
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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas, and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.3% for the three-month, six-month, and twelve-month periods ended June 30, 1997, respectively; and 4.3%, 4.2%, and 4.1% for the three-month, six-month, and twelve-month periods ended June 30, 1996. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

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

      ACCOUNTS RECEIVABLE. At June 30,1997, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002. The June 30, 1997 and December 31, 1996 accounts receivable balances include approximately $6.9 million and $7.1 million, respectively, due from associated companies.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:


                    Three Months          Six Months         Twelve Months
                   Ended June 30,       Ended June 30,       Ended June 30,
                 ------------------   ------------------   ------------------
                   1997      1996       1997      1996       1997      1996
                 ========  ========   ========  ========   ========  ========

                         (Dollars in thousands)

Income taxes     $ 50,000  $ 54,168   $ 50,000  $ 54,168   $ 69,463  $134,348

Interest, net of
 amounts
 capitalized     $ 28,992  $ 27,966   $ 35,800  $ 36,851   $ 77,217  $ 81,374

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

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in June 1997 and December 1996 the estimated replacement cost of gas in storage (current and non-current) at June 30, 1997 and December 31, 1996 exceeded the stated LIFO cost by approximately $32 million and $96 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Pursuant to agreement, effective July 1, 1996, Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NIPSCO Industries Management Services Company (Services), a wholly-owned subsidiary of Industries.

      The costs of these services are charged to Northern Indiana based on payroll and expenses incurred by Services' employees for the benefit of Northern Indiana. These costs which totalled $8.6 million, $17.2 million, and $34.6 million for the three-month, six-month, and twelve-month periods ended June 30, 1997, respectively, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $1.0 million, $4.0 million, and $11.4 million representing 1.2%, 1.8%, and 2.5% of Northern Indiana's total gas costs for the three-month, six-month, and twelve-month periods ended June 30, 1997, respectively.

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

      As of June 30, 1997 Northern Indiana had open futures contracts representing hedges of natural gas sales of 0.3 billion cubic feet (Bcf).

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Federal Energy Regulatory Commission (FERC). Accordingly, Northern Indiana's accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As June 30, 1997 and December 31, 1996, the regulatory assets identified below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain of the regulatory assets identified below might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items and were reflected in the Consolidated Balance Sheet as follows:


                                                 June 30,      December 31,
                                                   1997            1996
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 15)                                $      48,158   $      49,890
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                68,655          70,763
Bailly scrubber carrying charges and
 deferred depreciation (See below)                    10,348          10,816
Deferral of SFAS No. 106 expense not
 recovered (Note 8)                                   86,764          87,005
FERC Order No. 636
 transition costs (Note 4)                            30,386          47,399
Regulatory income tax asset (Note 6)                  11,360           9,002
                                               -------------   -------------
                                                     255,671         274,875
Less: Current portion of regulatory assets            33,573          35,328
                                               -------------   -------------
                                               $     222,098   $     239,547
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

(3)   PENDING TAX MATTER:  On August 1, 1991, the Internal Revenue Service
(IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS maintained that interest paid on the Notes should have been subject to United States tax withholding. The Notes were redeemed in 1985 and Finance was subsequently liquidated. On October 25, 1991, Northern Indiana challenged the assessment in the United States Tax Court (Tax Court) and the matter was tried in 1994. On November 6, 1995, the Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. On March 13, 1996, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Seventh Circuit (Court of Appeals), and on March 25, 1996 Northern Indiana filed its cross appeal. On June 6, 1997, the Court of Appeals issued an order affirming in full the Tax Court order. The IRS has until September 4, 1997 to appeal the decision of the Court of Appeals. Northern Indiana's management and general general counsel do expect the IRS to appeal. However, if the IRS does appeal, Northern Indiana's management and general counsel believe the Tax Court's decision will prevail.

(4) FERC ORDER NO. 636. Northern Indiana has recorded approximately $128 million of interstate pipeline transition costs to reflect the impact of FERC Order No. 636, a majority of which costs have been paid to the pipeline suppliers. Northern Indiana expects that additional transition costs will not be significant. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(5) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $17 million to cover probable corrective actions as of June 30, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

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

      Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-four of these sites and made visual inspections of these sites. Initial samplings have been conducted at fifteen sites. Follow-up investigations have been conducted at seven sites and remedial measures have been selected at four sites. Northern Indiana will continue its program to assess and cleanup sites.

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

      In 1994, Northern Indiana approached various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain of the insurance companies initiated a suit in Indiana state court against Northern Indiana seeking a ruling that denied coverage. Later that same month, Northern Indiana initiated a similar suit in federal court and the state court action was stayed. After the dismissal of the federal court action on procedural grounds in May 1997, Northern Indiana filed claims in the state court action against various insurance companies, seeking coverage for costs associated with several former manufactured gas plants and damages for alleged misconduct by some of the insurance companies. The state court action is now proceeding. Northern Indiana has received cash settlements from several of the insurance companies.

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances, and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. The U.S. National Research Council of the National Academy of Sciences concluded in a report, after examining more than 500 EMF studies spanning seventeen years, that among other things, there is insufficient evidence to consider EMF a threat to human health. Despite the report's findings, future research appropriations are continuing to be dedicated to explore this issue.

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

      The components of the net deferred income tax liability at June 30, 1997 and December 31, 1996 are as follows:


                                           June 30,      December 31,
                                             1997            1996
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences         $     722,309   $     719,197
 AFUDC-equity                                   36,506          37,713
 Adjustment clauses                             20,057          40,700
 Take-or-pay gas costs                             489             765
 Other regulatory assets                        33,562          39,440
 Reacquisition premium on debt                  18,264          18,921

Deferred tax assets -
 Deferred investment tax credits               (39,242)        (40,602)
 Removal costs                                (138,109)       (131,718)
 FERC Order No. 636 transition costs            (2,780)         (8,144)
 Other postretirement/postemployment
  benefits                                     (42,847)        (42,434)
 Other, net                                    (10,265)        (10,433)
                                         -------------   -------------
                                               597,944         623,405
Less: Deferred income taxes related to
 current assets and liabilities                  3,564          26,300
                                         -------------   -------------
Deferred income taxes - noncurrent       $     594,380   $     597,105
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:


                                      Three Months           Six Months
                                     Ended June 30,        Ended June 30,
                                  --------------------   --------------------
                                     1997       1996        1997       1996
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  35,675  $  17,065   $  76,420  $  40,300
 State                                5,187      2,744      11,258      6,351
                                  ---------  ---------   ---------  ---------
                                     40,862     19,809      87,678     46,651
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                            (19,591)    (2,063)    (27,042)    11,603
 State                               (1,579)       (90)     (2,143)     1,131
                                  ---------  ---------   ---------  ---------
                                    (21,170)    (2,153)    (29,185)    12,734
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,793)    (1,660)     (3,587)    (3,321)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             17,899     15,996      54,906     56,064

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (612)      (617)     (1,032)    (1,257)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  17,287  $  15,379   $  53,874  $  54,807
                                  =========  =========   =========  =========

                                    Twelve Months
                                     Ended June 30,
                                  --------------------
                                     1997       1996
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $ 114,067  $  71,510
 State                               17,221     11,240
                                  ---------  ---------
                                    131,288     82,750
                                  ---------  ---------

Deferred income taxes, net -
 Federal                            (14,828)    28,916
 State                                 (974)     2,686
                                  ---------  ---------
                                    (15,802)    31,602
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,593)    (7,039)
                                  ---------  ---------
  Total utility operating income
   taxes                            107,893    107,313

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (711)    (2,564)
                                  ---------  ---------
  Total income taxes              $ 107,182  $ 104,749
                                  =========  =========

      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:


                                      Three Months           Six Months
                                     Ended June 30,         Ended June 30,
                                  --------------------   --------------------
                                     1997       1996        1997       1996
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  31,728  $  28,124   $  99,060  $  98,352
Add-Income taxes                     17,287     15,379      53,874     54,807
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $  49,015  $  43,503   $ 152,934  $ 153,159
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  17,155  $  15,226   $  53,527  $  53,606

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   1,044      1,030       2,088      2,013
  Amortization of deferred
   investment tax credits            (1,793)    (1,660)     (3,587)    (3,321)
  State income taxes, net of
   federal income tax benefit         1,747      1,647       5,111      5,165
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,518)    (1,145)     (3,036)    (2,819)
  Other, net                            652        281        (229)       163
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  17,287  $  15,379   $  53,874  $  54,807
                                  =========  =========   =========  =========

                                     Twelve Months
                                     Ended June 30,
                                  --------------------
                                     1997       1996
                                  =========  =========
                                 (Dollars in thousands)

Net income                        $ 198,018  $ 197,023
Add-Income taxes                    107,182    104,749
                                  ---------  ---------
Net income before income taxes    $ 305,200  $ 301,772
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $ 106,820  $ 105,621

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   4,696      4,022
  Amortization of deferred
   investment tax credits            (7,593)    (7,039)
  State income taxes, net of
   federal income tax benefit        10,186      9,793
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (6,861)    (5,765)
  Other, net                            (66)    (1,883)
                                  ---------  ---------
   Total income taxes             $ 107,182  $ 104,749
                                  =========  =========


(7) PENSION PLANS: Industries has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service, and age at retirement.

      The plan's funded status as of January 1, 1997 and 1996 is as follows:


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
                                                   =========   =========

      The accumulated benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 7.75% and 7.25% and rates of increase in compensation levels of 5.50% were used to determine the accumulated benefit obligation and projected benefit obligation at January 1, 1997 and 1996, respectively.

      The following items are the components of provisions for pensions for the three-month, six-month, and twelve-month periods ended June 30, 1997 and June 30, 1996:


                     Three Months          Six Months        Twelve Months
                        Ended                Ended               Ended
                       June 30,             June 30,            June 30,
                  ------------------   ------------------  ------------------
                    1997      1996       1997      1996      1997      1996
                  ========  ========   ========  ========  ========  ========
                                     (Dollars in thousands)

Service costs     $  4,466  $  4,198   $  8,932  $ 10,343  $ 14,466  $ 15,817
Interest costs      16,325    12,888     32,651    31,749    53,690    57,223
Estimated return
 on plan assets    (20,308)  (15,327)   (40,616)  (37,758)  (89,480) (146,078)
Amortization of
 transition
 obligation          1,604     1,338      3,208     3,296     5,400     6,040
Other net
 amortization
 and deferral          913       599      1,825     1,475    26,583    85,371
                  --------  --------   --------  --------  --------  --------
                  $  3,000  $  3,696   $  6,000  $  9,105  $ 10,659  $ 18,373
                  ========  ========   ========  ========  ========  ========


      Assumptions used in the valuation and determination of 1997 and 1996 pension expenses were as follows:


                                                     1997         1996
                                                     =====        =====

Discount rate                                        7.75%        7.25%
Rate of increase in compensation levels              5.50%        5.50%
Expected long-term rate of return on assets          9.00%        9.00%

      Plan assets are invested primarily in common stocks, bonds, and notes. On July 22, 1997, a substantial portion of the plan's domestic equity investments were hedged against substantial movements in the S&P 500 Index. The hedge will expire on December 31, 1997.

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

      On June 11, 1997, the Commission issued an order approving the inclusion of accrual-based postretirement benefit costs in the rate-making process to be effective February 1, 1997 for electric rates and March 1, 1997 for gas rates. These costs include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Northern Indiana discontinued its cost deferral and began amortizing its regulatory asset concurrent with the dates.

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

      Net periodic postretirement benefits costs for the three-month, six-month, and twelve-month periods ended June 30, 1997 and June 30, 1996 include the following components:


                      Three Months       Six Months        Twelve Months
                        Ended              Ended              Ended
                       June 30,           June 30,           June 30,
                   ----------------   ----------------   ----------------
                     1997     1996      1997     1996      1997     1996
                   =======  =======   =======  =======   =======  =======
                                   (Dollars in thousands)

Service costs      $   941  $ 1,267   $ 1,858  $ 2,704   $ 5,007  $ 5,365
Interest costs       4,376    4,973     8,752    9,947    16,778   19,251
Amortization of
 transition
 obligation
 over twenty years   2,702    3,033     5,404    6,066    10,686   11,740
Amortization of
 unrecognized
 actuarial gain       (993)    (578)   (1,986)  (1,157)   (1,326)  (2,239)
                   -------  -------   -------  -------   -------  -------
                   $ 7,026  $ 8,695   $14,028  $17,560   $31,145  $34,117
                   =======  =======   =======  =======   =======  =======


      The net periodic postretirement benefit costs for 1997 were determined assuming a 7.75% discount rate, a 5% rate of compensation increase, and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%.
The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1997 by approximately $28.5 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.1 million and $2.2 million for the three-month and six-month periods ended June 30, 1997, respectively. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(10) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT JUNE 30, 1997 AND DECEMBER 31, 1996 (SEE NOTE 9):


                                                                Redemption
                                                                 Price at
                                   June 30,     December 31,      June 30,
                                     1997           1996           1997
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series - 209,123 and
  209,145 shares outstanding,
  respectively                   $     20,912   $     20,915        $101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000        $100.00

 4.22% series -  106,198 shares
  outstanding                          10,620         10,620        $101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000        $102.00

 7.44% series -   41,890 shares
  outstanding                           4,189          4,189        $101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484        $101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   June 30, 1997), Series A
   (stated value $50 per share)
   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,123   $     81,126
                                 ============   ============

      During the period July 1, 1995 to June 30, 1997 there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(11) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT JUNE 30, 1997 AND DECEMBER 31, 1996 (SEE NOTE 9):


                                                    June 30,     December 31,
                                                      1997           1996
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 62,500 and 75,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year              $      6,250   $      7,500

  7-3/4% series - 44,460 shares outstanding,
   excluding sinking fund payments due within
   one year                                              4,446          4,446

  8.35% series - 63,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                              6,300          6,300

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     59,996   $     61,246
                                                  ============   ============

      The redemption prices at June 30, 1997, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:


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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at June 30, 1997 for each of the twelve-month periods subsequent to June 30, 1998 are as follows:


Twelve Months Ended June 30,*
==================================

1999                    $1,827,700
2000                    $1,827,700
2001                    $1,827,700
2002                    $1,827,700

* Table does not reflect redemptions made after June 30, 1997.

(12) COMMON SHARE DIVIDEND: Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At June 30, 1997, Northern Indiana had approximately $152.8 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings, and the absence of adverse developments.

(13) COMMON SHARES: Northern Indiana's common shares are wholly-owned by Industries.

(14)  LONG-TERM INCENTIVE PLAN:  Industries has two Long-Term Incentive
Plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At June 30, 1997, there were 4,578 shares and 2,206,550 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at June 30, 1997. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 and 1997 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 271,000 and 262,000 restricted shares outstanding at June 30, 1997 and December 31, 1996, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been recognized in the Consolidated Statement of Income for restricted stock awards was $0.2, $0.3, and $0.8 million for the three-month, six-month, and twelve-month periods ending June 30, 1997, respectively. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts:


                    Three Months         Six Months          Twelve Months
                      Ended                Ended                Ended
                     June 30,             June 30,             June 30,
                ------------------   ------------------   ------------------
                  1997      1996       1997      1996       1997      1996
                ========  ========   ========  ========   ========  ========
                                   (Dollars in thousands)

Net Income:
 As reported    $ 31,728  $ 28,124   $ 99,060  $ 98,352   $198,018  $197,023
 Pro forma      $ 31,521  $ 27,962   $ 98,646  $ 98,027   $197,228  $196,454


      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, six-month, and twelve-month periods ended June 30, 1997 and June 30, 1996, respectively: risk-free interest rate of 6.39% and 6.24%, respectively; expected dividend yield of $1.68 and $1.56 per share, respectively; expected option term of five years; and expected volatility of 13.2% and 13.0%, respectively. The weighted average fair value of options granted to all plan participants was $5.00 for the twelve-month period ended June 30, 1997 and $3.87 for twelve-month period ended June 30, 1996. There were 278,300 non-qualified stock options granted to all plan participants for the twelve-month period ended June 30, 1997.

(15) LONG-TERM DEBT: At June 30, 1997 and December 31, 1996, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:


                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                                 June 30,     December 31,
                                                   1997           1996
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series P, 6-7/8%, due October 1, 1998         $     14,509   $     14,509
 Series T, 7-1/2%, due April 1, 2002                 40,000         40,000
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                           109,509        109,509
                                               ------------   ------------

Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    19,000         19,000
 Series 1988 Bonds - Jasper County -
  Series  A, B, and C - 3.79% weighted
  average at June 30, 1997, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.78% weighted average at
  June 30, 1997, due November 1, 2007                24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 4.05% at June 30, 1997,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 4.05% at June 30, 1997,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 4.05% at June 30, 1997,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           242,000        242,000
                                               ------------   ------------

Medium-term notes -
 Interest rates between 6.10% and 7.69% with
  a weighted average interest rate of 7.00%
  and various maturities between
  April 5, 2000 and June 27, 2027                   708,025        644,025
                                               ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,994)        (3,526)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $  1,055,540   $    992,008
                                               ============   ============

      The sinking fund requirements of long-term debt outstanding at June 30, 1997 (including the maturity of first mortgage bonds: Series P, 6-7/8%, due October 1, 1998 and Series T, 7.50%, due April 1, 2002; and medium-term notes due from March 20, 2000 to June 12, 2002 for each of the twelve-month periods subsequent to June 30, 1998 are as follows:


Twelve Months Ended June 30,
=================================
1999                 $ 16,009,000
2000                 $157,000,000
2001                 $  3,000,000
2002                 $ 73,500,000

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

      On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes.
As of June 30, 1997, $99.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

(16) CURRENT PORTION OF LONG-TERM DEBT: At June 30, 1997 and December 31, 1996, Northern Indiana's current portion of long-term debt due within one year was as follows:


                                               June 30,        December 31,
                                                 1997              1996
                                             ============      ============
                                                 (Dollars in thousands)
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   First mortgage bonds -
    Series O, 6-3/8% - due September 1, 1997 $     25,747      $     25,747
   Medium-term notes -
    Interest rate of 5.83% and 5.95% with
     a weighted average interest rate of
     5.85% and various maturities between
     July 25, 1997 and April 13, 1998              75,000            40,000
                                             ------------      ------------
   Total current portion of long-term debt   $    100,747      $     65,747
                                             ============      ============

(17) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999 unless extended by its terms. As of June 30, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1997 and December 31, 1996, there were $35.1 million and $79.0 million of borrowings, respectively, outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1997, there were no borrowings outstanding under this facility.

      Northern Indiana makes use of commercial paper to fund short-term working capital requirements.

      At June 30, 1997 and December 31, 1996, Northern Indiana's short-term borrowings were as follows:


                                               June 30,        December 31,
                                                 1997              1996
                                             ============      ============
                                                 (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Commercial paper -
    Weighted average interest rate of
     5.60% at June 30, 1997                  $     45,400      $    193,905
   Notes payable -
    Issued at interest rates between 5.62%
     and 6.10% with a weighted average
     interest rate of 5.73% and various
     maturities between July 7, 1997
     and July 18, 1997                             35,050            79,000
                                             ------------      ------------
   Total short-term borrowings               $     80,450      $    272,905
                                             ============      ============

(18) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.4 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1997:



Twelve Months Ended June 30,
=================================
   (Dollars in thousands)

1998                 $  4,148
1999                    3,718
2000                    3,055
2001                    3,055
2002                    3,055
Later years            34,671
                     --------
Total minimum
 payments required   $ 51,702
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:


                              June 30,       June 30,
                                1997           1996
                            ============   ============
                              (Dollars in thousands)

Three months ended               $ 1,937        $ 2,282
Six months ended                 $ 4,027        $ 4,892
Twelve months ended              $ 8,384        $10,579

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

      The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:


                                June 30, 1997         December 31, 1996
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   11,720  $   11,720   $    8,279  $    8,279
Investments                $      256  $      256   $      256  $      256
Long-term debt (including
 current portion)          $1,157,787  $1,128,539   $1,059,255  $1,026,743
Preferred stock            $  142,947  $  126,097   $  144,200  $  126,379

      Northern Indiana is subject to regulation and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(21) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 5% of gas revenues (including transportation services) and 22% of electric revenue for the twelve months ended June 30, 1997 as compared to 3% and 22%, respectively, for the twelve months ended June 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES -

      Total operating revenues for the twelve months ended June 30, 1997 increased $38.1 million as compared to the twelve months ended June 30, 1996. Gas revenues increased $58.7 million and electric revenues decreased $20.6 million as compared to the same period in 1996. The increase in gas revenues was largely attributable to increased sales to wholesale customers, increased deliveries of gas transported for others, and increased gas costs per dekatherm (dth) partially offset by decreased gas transition costs. The decrease in electric revenues was mainly due to decreased sales to residential customers resulting from the cooler summer in 1996 and decreased sales to industrial and wholesale customers.

      Total operating revenues for the six months ended June 30, 1997 increased $1.0 million as compared to the six months ended June 30, 1996.
Gas revenues increased $3.8 million and electric revenues decreased $2.8 million as compared to the same period in 1996. The increase in gas revenues was mainly due to increased sales to wholesale customers, increased deliveries of gas transported for others, increased gas transition costs, and increased gas costs per dth. The decrease in electric revenues was mainly due to decreased sales to industrial and wholesale customers.

      Total operating revenues for the three months ended June 30, 1997 decreased $0.1 million as compared to the three months ended June 30, 1996. Gas and electric revenues were consistent with the levels for the same period ended June 30, 1996.

      The basic steel industry accounted for 36% of natural gas delivered (including volumes transported) and 35% of electric sales during the twelve months ended June 30, 1997.

      The components of the variations in gas and electric revenues are shown in the following table:


                                                   Variations
                                                      from
                                                  Prior Periods
                                        ---------------------------------
                                                  June 30, 1997
                                                   Compared to
                                                  June 30, 1996
                                          Three       Six        Twelve
                                         Months      Months      Months
                                        =========   =========   =========
                                             (Dollars in thousands)

Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $ (14,852)  $  11,263   $  56,200
 Gas transition costs                        (656)      1,041      (8,474)
 Changes in sales levels                   14,442      (9,856)      9,448
 Gas transported                            1,110       1,385       1,537
                                        ---------   ---------   ---------
Gas Revenue Change                      $      44   $   3,833   $  58,711
                                        ---------   ---------   ---------
Electric Revenue -
 Pass through of net changes in
  fuel costs                            $     152   $   1,393   $     (21)
 Changes in sales levels                     (330)     (4,171)    (20,614)
                                        ---------   ---------   ---------
Electric Revenue Change                 $    (178)  $  (2,778)  $ (20,635)
                                        ---------   ---------   ---------

  Total Revenue Change                  $    (134)  $   1,055   $  38,076
                                        =========   =========   =========

      See Note 4 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

      Gas costs decreased $5.4 million for the three-month period ended
June 30. 1997. Gas costs increased $8.2 and $59.6 million for the six-month and twelve-month periods ended June 30, 1997, respectively. Gas costs decreased for the three-month period due to decreased gas costs per dth partially offset by increased purchases. Gas costs increased for the six-month and twelve-month periods due to increased gas costs per dth, increased gas transition costs, and increased purchases. The average cost of purchased gas for the three-month, six-month, and twelve-month periods ended June 30, 1997, after adjustment for gas transition costs billed to transport customers, was $2.54 $3.03, and $3.08 per dth, respectively, as compared to $2.78, $2.91, and $2.69 per dth for the same periods in 1996.

FUEL AND PURCHASED POWER -

      The cost of fuel for electric generation decreased for the twelve-month period ended June 30, 1997, compared to 1996 period, mainly as a result of decreased production of electricity.

      Power purchased decreased $3.8 and $6.8 million for the three-month and six-month periods ended June 30, 1997, respectively, as a result of decreased bulk power purchases.

OPERATING MARGINS -

      Operating margins for the twelve months ended June 30, 1997 decreased $13.5 million from the same period a year ago. The operating margin from gas deliveries decreased $0.9 million. The operating margin from electric sales decreased $12.6 million due to decreased sales to residential customers, reflecting milder 1996 summer weather, and decreased sales to industrial and wholesale customers.

      Operating margins for the six-months ended June 30, 1997 decreased $2.9 million from the same period a year ago. Gas operating margin decreased $4.3 million due to decreased sales to residential and commercial customers reflecting milder weather, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. Operating margin from electric sales increased $1.4 million as a result of increased wholesale energy transactions.

      Operating margins for the three-months ended June 30, 1997 increased $7.6 million from the same period a year ago. Gas operating margin increased $5.4 million due to increased sales to residential and commercial customers reflecting colder weather during the period, increased sales to wholesale customers, and increased deliveries of gas transported for others, partially offset by decreased sales to industrial customers. Operating margin from electric sales increased $2.2 million due to increased sales to residential and commercial customers, which were partially offset by decreased sales to industrial and wholesale customers.

OPERATING EXPENSES AND TAXES -

      Operation expenses decreased $11.9 million for the twelve-month period ended June 30, 1997 mainly reflecting decreased employee related costs of $7.2 million and decreased electric production pollution control facility costs of $4.7 million. Operation expenses decreased $4.8 million for the six-month period ended June 30, 1997 mainly reflecting decreased electric production pollution control facility costs of $3.7 million. Operation expenses increased $1.2 million for the three-month period ended June 30, 1997 reflecting increased employee costs of $1.1 million, partially offset by decreased electric production pollution control facility costs, and environmental cleanup costs.

      Maintenance expenses decreased $7.7 million for the twelve-month period ended June 30, 1997 mainly reflecting decreased maintenance activity at the electric production facilities of $4.3 million and decreased maintenance of $2.6 million on the transmission and distribution facilities. Maintenance expenses decreased $2.0 million for the six-month period reflecting decreased maintenance on distribution facilities. Maintenance expenses decreased $1.8 million for the three-month period reflecting decreased maintenance on electric production and distribution facilities.

      Depreciation and amortization expense increased $2.9, $5.5, and $10.3, million for the three-month, six-month, and twelve-month periods ended
June 30, 1997, respectively, resulting from plant additions, increased amortization of computer software, amortization of deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station, and the amortization of SFAS No. 106 costs effective February 1, 1997.

      Utility income taxes decreased for the six-month period ended June 30, 1997 mainly as a result of decreased pretax income and lower effective tax rate. Utility income taxes increased for the three-month period ended
June 30, 1997 mainly as a result of increased pretax income.

OTHER INCOME (DEDUCTIONS) -

      Other Income (Deductions) increased for the twelve-month period ended June 30, 1997 reflects the sales of Crescent Dunes Lakeshore property to the National Park Service.

INTEREST CHARGES -

      Interest charges decreased for the three-month, six-month, and twelve-month periods ended June 30, 1997 reflecting decreased long-term debt outstanding during the periods partially offset by increased short-term borrowings during the periods.

      See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 4, 6, and 8 for a discussion of FERC Order
No. 636, Income Taxes and Postretirement Benefits.

NET INCOME -

      Net income for the twelve-month period ended June 30, 1997 was $198.0 million compared to $197.0 million for the twelve-month period ended June 30, 1996.

      Net income for the six months ended June 30, 1997 was $99.1 million compared to $98.4 million for the three months ended June 30, 1996.

      Net income for the three months ended June 30, 1997 was $31.7 million compared to $28.1 million for the three months ended June 30, 1996.

ENVIRONMENTAL MATTERS -

      Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters.
It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $17 million to cover probable corrective actions as of June 30, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the financial position or results of operations of Northern Indiana.

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

      Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-four of these sites and made visual inspections of these sites. Initial samplings have been conducted at fifteen sites. Follow-up investigations have been conducted at seven sites and remedial measures have been selected at four sites. Northern Indiana will continue its program to assess and cleanup sites.

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

      In 1994, Northern Indiana approached various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain of the insurance companies initiated a suit in Indiana state court against Northern Indiana seeking a ruling that denied coverage. Later that same month, Northern Indiana initiated a similar suit in federal court and the state court action was stayed. After the dismissal of the federal court action on procedural grounds in May 1997, Northern Indiana filed claims in the state court action against various insurance companies, seeking coverage for costs associated with several former manufactured gas plants and damages for alleged misconduct by some of the insurance companies. The state court action is now proceeding. Northern Indiana has received cash settlements from several of the insurance companies.

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances, and other electric sources may result in adverse health effects has been the subject of public, governmental, and media attention. The U.S. National Research Council of the National Academy of Sciences concluded in a report, after examining more than 500 EMF studies spanning seventeen years, that among other things, there is insufficient evidence to consider EMF a threat to human health. Despite the report's findings, future research appropriations are continuing to be dedicated to explore this issue.


LIQUIDITY AND CAPITAL RESOURCES -

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of June 30, 1997, Northern Indiana had $45.4 million in commercial paper outstanding, having a weighted average interest of 5.60%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999 unless extended by its terms. As of June 30, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1997, $35.1 million of borrowings were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1997, there were no borrowings outstanding under this facility.

      On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes.
As of June 30, 1997, $99.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

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

EMPLOYEE RELATIONS

      At June 30, 1997, approximately 73% of Northern Indiana's employees (physical and clerical worker) were represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. The bargaining unit employees' current contracts expired May 31, 1997. Employees are currently working without a contract. Northern Indiana continues to negotiate new agreements with the two local unions, but cannot predict the timing or terms of new agreements.

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

      In January 1997, legislation was introduced to the Indiana General Assembly addressing electric utility competition and deregulation. This proposed legislation has not been adopted, however, a study commission on electric competition and deregulation was established by the Indiana General Assembly. Northern Indiana has begun discussions with its largest customers on the technical and economic aspects of possible legislation to allow customer choice.

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

      Northern Indiana filed a petition for an Alternative Regulatory Plan
(ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers, and improved natural gas service. On May 9, 1997, Northern Indiana filed an Amended Stipulation and Agreement which proposed a modified ARP. Northern Indiana's proposal was supported by numerous parties including the Office of Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc. and major industrial customers of Northern Indiana. In its modified ARP, Northern proposes to implement new rates and services that would include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, an incentive gas and storage cost mechanisms, and a price protection program. The Commission held hearings a hearing on the ARP on June 12, 1997. Action by the Commission is expected during the third quarter of 1997.

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

         (a)   Exhibits.

                Exhibit 23 - Consent of Arthur Andersen LLP

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






Date August 13, 1997