Form 10-Q
period 1997-09-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1997-11-13
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                       Yes    X      No
                           --------    --------

      As of October 31, 1997, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
FINANCIAL INFORMATION
Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of September 30, 1997, and December 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for the three, nine and twelve month periods ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of September 30, 1997 and December 31, 1996, and the results of their operations and their cash flows for the three, nine and twelve month periods ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
October 29, 1997


CONSOLIDATED BALANCE SHEET

                                            September 30,  December 31,
ASSETS                                          1997           1996
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $134,693 AND $162,123, RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,089,701   $  4,050,084
  Gas                                          1,207,885      1,176,871
  Common                                         350,432        346,636
                                            ------------   ------------
                                               5,648,018      5,573,591
    Less - Accumulated provision for
     depreciation and amortization             2,628,238      2,499,687
                                            ------------   ------------
      Total Utility Plant                      3,019,780      3,073,904
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                     8,729          8,971
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        11,993          8,279
 Accounts receivable, less reserve of
  $5,740 and $4,568, respectively (Note 2)        40,453        111,866
 Fuel adjustment clause (Note 2)                   3,806          9,149
 Gas cost adjustment clause (Note 2)              57,019         98,167
 Materials and supplies, at average cost          55,822         56,796
 Electric production fuel, at average cost        17,148         26,483
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         57,891         50,409
 Prepayments and other                            22,068         25,826
                                            ------------   ------------
      Total Current Assets                       266,200        386,975
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      212,627        239,547
 Prepayments and other (Note 7)                   86,880         64,883
                                            ------------   ------------
      Total Other Assets                         299,507        304,430
                                            ------------   ------------
                                            $  3,594,216   $  3,774,280
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET
                                            September 30,  December 31,
CAPITALIZATION AND LIABILITIES                  1997           1996
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized
   75,000,000 shares, issued and
    outstanding
   73,282,258 shares (Note 13)              $    859,488   $    859,488
 Additional paid-in capital                       12,522         12,521
 Retained earnings (see accompanying
  statement) (Note 12)                           139,853        145,987
                                            ------------   ------------
 Common shareholder's equity                   1,011,863      1,017,996
 Cumulative preferred stocks (Note 9)
  Series without mandatory redemption
   provisions (Note 10)                           81,123         81,126
  Series with mandatory redemption
   provisions (Note 11)                           59,396         61,246
 Long-term debt excluding amounts due
  within one year (Note 15)                    1,094,885        992,008
                                            ------------   ------------
      Total Capitalization                     2,247,267      2,152,376
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 16)                                  35,000         65,747
 Short-term borrowings (Note 17)                  91,125        272,905
 Accounts payable                                101,318        190,182
 Sinking funds due within one year
  (Notes 11 and 15)                                3,328          3,328
 Dividends declared on common and
  preferred stocks                                45,985         54,255
 Customer deposits                                19,170         16,768
 Taxes accrued                                    85,434         78,806
 Interest accrued                                 16,545          5,851
 Accrued employment costs                         41,729         40,915
 Other accruals                                   31,077         26,106
                                            ------------   ------------
      Total Current Liabilities                  470,711        754,863
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 6)                  592,577        597,105
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 6)                                       101,678        107,058
 Deferred credits                                 54,721         50,058
 Accrued liability for postretirement
  benefits (Note 8)                              117,247        104,123
 Other noncurrent liabilities                     10,015          8,697
                                            ------------   ------------
      Total Other                                876,238        867,041
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 5, 18 and 19)
                                            $  3,594,216   $  3,774,280
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF INCOME

                                 Three Months             Nine Months
                              Ended September 30,      Ended September 30,
                            ----------------------   ----------------------
                               1997        1996         1997        1996
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4 and 21)
  Gas                       $   81,506  $   71,846   $  495,721  $  482,228
  Electric                     279,221     276,776      769,099     769,432
                            ----------  ----------   ----------  ----------
                               360,727     348,622    1,264,820   1,251,660
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                      49,940      39,400      302,320     283,619
 Fuel for electric
  generation                    65,008      62,346      178,025     172,732
 Power purchased                13,143      15,356       32,621      41,639
                            ----------  ----------   ----------  ----------
                               128,091     117,102      512,966     497,990
                            ----------  ----------   ----------  ----------
Operating Margin               232,636     231,520      751,854     753,670
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     69,151      68,772      209,024     213,399
  Maintenance (Note 2)          15,767      16,674       50,639      53,548
  Depreciation and
   amortization (Note 2)        56,561      54,157      168,050     160,121
  Taxes (except income)         16,372      16,481       54,029      53,394
                            ----------  ----------   ----------  ----------
                               157,851     156,084      481,742     480,462
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes           74,785      75,436      270,112     273,208
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 6)                       19,282      18,422       74,188      74,486
                            ----------  ----------   ----------  ----------
Operating Income                55,503      57,014      195,924     198,722
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                       (1,041)      2,196       (2,486)        249
                            ----------  ----------   ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     18,221      16,943       51,400      52,498
 Other interest                  1,189       3,019        5,837       6,718
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,053       1,051        3,142       3,206
                            ----------  ----------   ----------  ----------
                                20,463      21,013       60,379      62,422
                            ----------  ----------   ----------  ----------
Net Income                      33,999      38,197      133,059     136,549

Dividend requirements on
 preferred shares                2,123       2,174        6,418       6,551
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   31,876  $   36,023   $  126,641  $  129,998
                            ==========  ==========   ==========  ==========
Dividends declared          $   44,775  $   45,200   $  132,775  $  134,450
                            ==========  ==========   ==========  ==========



                                 Twelve Months
                              Ended September 30,
                            ----------------------
                               1997        1996
                            ==========  ==========
                            (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4 and 21)
  Gas                       $  745,367  $  682,431
  Electric                   1,021,898   1,020,133
                            ----------  ----------
                             1,767,265   1,702,564
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     462,842     397,059
 Fuel for electric
  generation                   238,508     235,760
 Power purchased                44,733      50,061
                            ----------  ----------
                               746,083     682,880
                            ----------  ----------
Operating Margin             1,021,182   1,019,684
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    276,691     285,992
  Maintenance (Note 2)          65,820      72,576
  Depreciation and
   amortization (Note 2)       219,474     211,014
  Taxes (except income)         72,704      71,521
                            ----------  ----------
                               634,689     641,103
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          386,493     378,581
                            ----------  ----------
Utility Income Taxes
 (Note 6)                      108,753     100,789
                            ----------  ----------
Operating Income               277,740     277,792
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                       (2,495)       (836)
                            ----------  ----------
Interest and Other Charges:
 Interest on long-term debt     67,700      70,632
 Other interest                  9,539       9,458
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,186       4,287
                            ----------  ----------
                                81,425      84,377
                            ----------  ----------
Net Income                     193,820     192,579

Dividend requirements on
 preferred shares                8,579       8,776
                            ----------  ----------
Balance available
 for common shares          $  185,241  $  183,803
                            ==========  ==========
Dividends declared          $  185,775  $  182,950
                            ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                      Three Months        Nine Months         Twelve Months
                   Ended September 30, Ended September 30, Ended September 30,
                   ------------------- ------------------- -------------------
                     1997      1996      1997      1996      1997      1996
                   ========= ========= ========= ========= ========= =========
                                     (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD            $ 152,752 $ 149,564 $ 145,987 $ 144,839 $ 140,387 $ 139,534

ADD:
 Net income           33,999    38,197   133,059   136,549   193,820   192,579
                   --------- --------- --------- --------- --------- ---------
                     186,751   187,761   279,046   281,388   334,207   332,113
                   --------- --------- --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series         222       222       667       667       889       889
   4-1/2% series          90        90       270       270       360       360
   4.22%  series         113       113       337       337       448       448
   4.88%  series         122       122       366       366       488       488
   7.44%  series          77        77       233       233       312       312
   7.50%  series          65        65       196       196       261       261
   8.85%  series         166       193       516       599       710       820
   7-3/4% series          92       103       275       307       363       417
   8.35%  series         122       134       397       435       534       585
   6.50%  series         699       699     2,096     2,096     2,795     2,795
   Adjustable
    Rate,
    Series A             355       356     1,065     1,045     1,419     1,401
Common shares         44,775    45,200   132,775   134,450   185,775   182,950
                   --------- --------- --------- --------- --------- ---------
                      46,898    47,374   139,193   141,001   194,354   191,726
                   --------- --------- --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD         $ 139,853 $ 140,387 $ 139,853 $ 140,387 $ 139,853 $ 140,387
                   ========= ========= ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Three Months
                                                      Ended September 30,
                                                   ------------------------
                                                      1997          1996
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   33,999    $   38,197

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        56,561        54,157
  Deferred federal and state operating
   income taxes, net                                     (959)        1,611
  Deferred investment tax credits, net                 (1,793)       (1,974)
  Advance contract payment                                475           475
  Change in certain assets and liabilities  -
   Accounts receivable, net                            39,301        15,299
   Electric production fuel                            11,484          (301)
   Materials and supplies                                 526         2,930
   Natural gas in storage                             (31,628)      (42,878)
   Accounts payable                                   (11,513)       (3,246)
   Taxes accrued                                       (8,144)      (22,487)
   Fuel adjustment clause                               4,451         1,816
   Gas cost adjustment clause                         (12,390)       (9,462)
   Accrued employment costs                             2,764          (335)
   Other accruals                                      (1,355)       (1,817)
  Other, net                                           20,510        20,541
                                                   ----------    ----------
    Net cash provided by operating activities         102,289        52,526
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (39,838)      (45,193)
  Other, net                                              274         1,134
                                                   ----------    ----------
    Net cash used in investing activities             (39,564)      (44,059)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                           40,000             0
  Issuance of short-term debt                          65,175       376,700
  Net change in commercial paper                       32,100          (400)
  Retirement of long-term debt                        (66,247)      (80,000)
  Retirement of short-term debt                       (86,600)     (254,200)
  Retirement of preferred shares                         (600)         (600)
  Cash dividends paid on common shares                (44,000)      (45,000)
  Cash dividends paid on preferred shares              (2,125)       (2,176)
  Other, net                                             (155)          121
                                                   ----------    ----------
     Net cash used in financing activities            (62,452)       (5,555)
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                     273         2,912

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   11,720         8,379
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   11,993    $   11,291
                                                   ==========    ==========

                                                         Nine Months
                                                      Ended September 30,
                                                   ------------------------
                                                      1997          1996
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  133,059    $  136,549

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       168,050       160,121
  Deferred federal and state operating
   income taxes, net                                  (30,144)       14,345
  Deferred investment tax credits, net                 (5,380)       (5,295)
  Advance contract payment                              1,425       (17,575)
  Change in certain assets and liabilities  -
   Accounts receivable, net                            71,413        45,050
   Electric production fuel                             9,335       (16,940)
   Materials and supplies                                 974         7,154
   Natural gas in storage                              (7,482)      (12,209)
   Accounts payable                                   (66,578)       (5,701)
   Taxes accrued                                       26,953       (16,036)
   Fuel adjustment clause                               5,343           494
   Gas cost adjustment clause                          41,148       (54,455)
   Accrued employment costs                               814        (8,505)
   Other accruals                                       4,971       (11,373)
  Other, net                                           49,894        21,831
                                                   ----------    ----------
    Net cash provided by operating activities         403,795       237,455
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (141,215)     (125,545)
  Other, net                                               66         2,787
                                                   ----------    ----------
    Net cash used in investing activities            (141,149)     (122,758)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                          139,000             0
  Issuance of short-term debt                         396,655       834,700
  Net change in commercial paper                     (116,405)       43,200
  Retirement of long-term debt                        (66,247)      (80,000)
  Retirement of short-term debt                      (462,030)     (766,800)
  Retirement of preferred shares                       (1,853)       (2,046)
  Cash dividends paid on common shares               (141,000)     (137,750)
  Cash dividends paid on preferred shares              (6,429)       (6,588)
  Other, net                                             (623)          400
                                                   ----------    ----------
    Net cash used in financing activities            (258,932)     (114,884)
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   3,714          (187)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    8,279        11,478
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   11,993    $   11,291
                                                   ==========    ==========

                                                        Twelve Months
                                                      Ended September 30,
                                                   ------------------------
                                                      1997          1996
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                        $ 193,820    $  192,579

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       219,474       211,014
  Deferred federal and state operating
   income taxes, net                                  (18,372)       29,014
  Deferred investment tax credits, net                 (7,412)       (7,153)
  Advance contract payment                              1,900       (17,575)
  Change in certain assets and liabilities  -
   Accounts receivable, net                            10,573         3,341
   Electric production fuel                            14,050       (14,395)
   Materials and supplies                                 848         7,756
   Natural gas in storage                               7,731        (2,191)
   Accounts payable                                   (25,361)       21,630
   Taxes accrued                                       57,617       (41,410)
   Fuel adjustment clause                               6,001        (1,124)
   Gas cost adjustment clause                           1,549       (83,738)
   Accrued employment costs                             4,463        (3,607)
   Other accruals                                       1,856       (18,146)
  Other, net                                           35,025         9,093
                                                   ----------    ----------
    Net cash provided by operating activities         503,762       285,088
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
  Construction expenditures                          (194,866)     (173,133)
  Other, net                                              355           577
                                                   ----------    ----------
    Net cash used in investing activities            (194,511)     (172,556)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                          139,000             0
  Issuance of short-term debt                         734,105     1,326,800
  Net change in commercial paper                      (10,500)       45,700
  Retirement of long-term debt                        (66,247)      (81,124)
  Retirement of short-term debt                      (907,180)   (1,204,500)
  Retirement of preferred shares                       (2,411)       (2,802)
  Cash dividends paid on common shares               (186,200)     (187,065)
  Cash dividends paid on preferred shares              (8,607)       (6,565)
  Other, net                                             (509)          539
                                                   ----------    ----------
    Net cash used in financing activities            (308,549)     (109,017)
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                     702         3,515

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   11,291         7,776
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   11,993    $   11,291
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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.3% for the three-month, nine-month and twelve-month periods ended September 30, 1997; and 4.3%, 4.2% and 4.2% for the three-month, nine-month and twelve-month periods ended September 30, 1996, respectively. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

      Northern Indiana follows the practice of charging maintenance and repairs, including the cost of renewals of minor items of property, to maintenance expense accounts, except for repairs of transportation and service equipment which are charged to clearing accounts and redistributed to operating expense and other accounts. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

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

      ACCOUNTS RECEIVABLE. At September 30,1997, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002. The September 30, 1997 and December 31, 1996 accounts receivable balances include approximately $2.7 million and $7.1 million, respectively, due from associated companies.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:


                    Three Months         Nine Months         Twelve Months
                 Ended September 30,  Ended September 30,  Ended September 30,
                 ------------------   ------------------   ------------------
                   1997      1996       1997      1996       1997      1996
                 ========  ========   ========  ========   ========  ========

                                    (Dollars in thousands)

Income taxes     $ 20,700  $ 19,305   $ 70,700  $ 73,473   $ 70,858  $123,153

Interest, net of
 amounts
 capitalized     $  8,946  $ 11,900   $ 44,746  $ 48,751   $ 74,263  $ 79,725

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

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in September 1997 and December 1996 the estimated replacement cost of gas in storage (current and non-current) at September 30, 1997 and December 31, 1996 exceeded the stated LIFO cost by approximately $54 million and $96 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Pursuant to agreement, effective July 1, 1996, Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NIPSCO Industries Management Services Company (Services), a wholly-owned subsidiary of Industries.

      The costs of these services are charged to Northern Indiana based on payroll and expenses incurred by Services' employees for the benefit of Northern Indiana. These costs which totalled $4.1 million, $21.3 million, and $30.3 million for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $3.2 million, $7.2 million, and $10.4 million representing 5.6%, 2.6% and 2.6% of Northern Indiana's total gas costs for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively.

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

      As of September 30, 1997 Northern Indiana had open futures contracts representing hedges of natural gas sales of 1.6 billion cubic feet (Bcf) and natural gas purchases of 1.0 Bcf. The net deferred gain on these open futures contracts as of September 30, 1997 was not material.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Federal Energy Regulatory Commission (FERC). Accordingly, Northern Indiana's accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of September 30, 1997 and December 31, 1996, the regulatory assets identified below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain of the regulatory assets identified below might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:


                                               September 30,    December 31,
                                                   1997            1996
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 15)                                $      47,292   $      49,890
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                67,600          70,763
Bailly scrubber carrying charges and
 deferred depreciation (See below)                    10,114          10,816
Deferral of SFAS No. 106 expense not
 recovered (Note 8)                                   85,364          87,005
FERC Order No. 636
 transition costs (Note 4)                            27,521          47,399
Regulatory income tax asset, net (Note 6)             12,773           9,002
                                               -------------   -------------
                                                     250,664         274,875
Less: Current portion of regulatory assets            38,037          35,328
                                               -------------   -------------
                                               $     212,627   $     239,547
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

(3) RESOLUTION OF TAX MATTER: In 1991, the Internal Revenue Service (IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS maintained that interest paid on the Notes should have been subject to United States tax withholding. Northern Indiana challenged the assessment in the United States Tax Court (Tax Court) and the Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. The IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Seventh Circuit (Court of Appeals) and Northern Indiana filed a cross appeal. On June 6, 1997, the Court of Appeals issued an order affirming in full the Tax Court order. The IRS did not appeal the decision of the Court of Appeals.

(4) FERC ORDER NO. 636. Northern Indiana has recorded approximately $133 million of interstate pipeline transition costs to reflect the impact of FERC Order No. 636, a majority of which costs have been paid to the pipeline suppliers. Northern Indiana expects that additional transition costs will not be significant. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(5) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $19 million to cover probable corrective actions as of September 30, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Northern Indiana.

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

      The EPA issued final rules on July 18, 1997 revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards begin a regulatory process that may lead to reductions in sulfur dioxide and nitrogen oxide emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond reductions required in the Acid Rain provisions of the CAAA. Northern Indiana cannot predict the costs of complying with future control requirements to meet these new standards. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new standards on its operations will not be known for some time.

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

      During the course of various investigations, Northern Indiana has identified impacts to soil, groundwater, sediment and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indiana notified the Indiana Department of Environmental Management (IDEM) and the EPA and immediately took steps to contain the material. Northern Indiana has worked with IDEM or the EPA on investigation or remedial activities at several sites. Three of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. Northern Indiana anticipates placing additional sites in the VRP after remedial measures have been selected.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay Northern Indiana for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site. In August 1997, Northern Indiana filed suit in Indiana state court against Cinergy seeking recovery of those costs.

      In 1994, Northern Indiana approached various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain of the insurance companies initiated a suit in Indiana state court against Northern Indiana seeking a ruling that denied coverage. Later that same month, Northern Indiana initiated a similar suit in federal court and the state court action was stayed. After the dismissal of the federal court action on procedural grounds in May 1997, Northern Indiana filed claims in the state court action against various insurance companies, seeking coverage for costs associated with several former manufactured-gas plants and damages for alleged misconduct by some of the insurance companies. The state court action is now proceeding. Northern Indiana has received cash settlements from several of the insurance companies.

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. Recently, researchers from the National Cancer Institute and the Childhood Cancer Group reported they found no evidence magnetic fields in homes increase the risk of childhood leukemia. This study follows an EMF report released late last year by the U.S. National Research Council of the National Academy of Sciences, which concluded, after examining more than 500 EMF studies spanning seventeen years, that among other things, there was insufficient evidence to consider EMF a threat to human health. Despite the report's findings, future research appropriations are continuing to be dedicated to explore this issue.

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

      The components of the net deferred income tax liability at September 30, 1997 and December 31, 1996 are as follows:


                                         September 30,    December 31,
                                             1997            1996
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences         $     723,865   $     719,197
 AFUDC-equity                                   35,903          37,713
 Adjustment clauses                             23,027          40,700
 Take-or-pay gas costs                             384             765
 Other regulatory assets                        30,252          39,440
 Reacquisition premium on debt                  17,935          18,921

Deferred tax assets -
 Deferred investment tax credits               (38,561)        (40,602)
 Removal costs                                (141,305)       (131,718)
 FERC Order No. 636 transition costs           (10,437)         (8,144)
 Other postretirement/postemployment
  benefits                                     (48,136)        (42,434)
 Other, net                                      5,634         (10,433)
                                         -------------   -------------
                                               598,561         623,405
Less: Deferred income taxes related to
 current assets and liabilities                  5,984          26,300
                                         -------------   -------------
Deferred income taxes - noncurrent       $     592,577   $     597,105
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:


                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1997       1996        1997       1996
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  19,003  $  16,109   $  95,423  $  56,409
 State                                3,031      2,676      14,289      9,027
                                  ---------  ---------   ---------  ---------
                                     22,034     18,785     109,712     65,436
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                               (942)     1,412     (27,984)    13,015
 State                                  (17)       199      (2,160)     1,330
                                  ---------  ---------   ---------  ---------
                                       (959)     1,611     (30,144)    14,345
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,793)    (1,974)     (5,380)    (5,295)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             19,282     18,422      74,188     74,486

Income tax applicable to non-
 operating activities and income
 of subsidiaries                      2,696      1,352       1,664         95
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  21,978  $  19,774   $  75,852  $  74,581
                                  =========  =========   =========  =========

                                    Twelve Months
                                    Ended September 30,
                                  --------------------
                                     1997       1996
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $ 116,961  $  68,003
 State                               17,576     10,925
                                  ---------  ---------
                                    134,537     78,928
                                  ---------  ---------

Deferred income taxes, net -
 Federal                            (17,182)    26,500
 State                               (1,190)     2,514
                                  ---------  ---------
                                    (18,372)    29,014
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,412)    (7,153)
                                  ---------  ---------
  Total utility operating income
   taxes                            108,753    100,789

Income tax applicable to non-
 operating activities and income
 of subsidiaries                        633       (556)
                                  ---------  ---------
  Total income taxes              $ 109,386  $ 100,233
                                  =========  =========

      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:


                                      Three Months          Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1997       1996        1997       1996
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  33,999  $  38,197   $ 133,059  $ 136,549
Add-Income taxes                     21,978     19,774      75,852     74,581
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $  55,977  $  57,971   $ 208,911  $ 211,130
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  19,592  $  20,290   $  73,119  $  73,896

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   1,021      1,007       3,109      3,020
  Amortization of deferred
   investment tax credits            (1,793)    (1,974)     (5,380)    (5,295)
  State income taxes, net of
   federal income tax benefit         1,889      2,025       7,000      7,190
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,033)    (1,409)     (4,069)    (4,228)
  Other, net                          2,302       (165)      2,073         (2)
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  21,978  $  19,774   $  75,852  $  74,581
                                  =========  =========   =========  =========

                                     Twelve Months
                                   Ended September 30,
                                  --------------------
                                     1997       1996
                                  =========  =========
                                 (Dollars in thousands)

Net income                        $ 193,820  $ 192,579
Add-Income taxes                    109,386    100,233
                                  ---------  ---------
Net income before income taxes    $ 303,206  $ 292,812
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $ 106,122  $ 102,485

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   4,710      4,024
  Amortization of deferred
   investment tax credits            (7,412)    (7,153)
  State income taxes, net of
   federal income tax benefit        10,050      9,549
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (6,485)    (5,814)
  Other, net                          2,401     (2,858)
                                  ---------  ---------
   Total income taxes             $ 109,386  $ 100,233
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

      The following items are the components of provisions for pensions for the three-month, nine-month and twelve-month periods ended September 30, 1997 and September 30, 1996:


                     Three Months         Nine Months        Twelve Months
                        Ended                Ended               Ended
                     September 30,        September 30,       September 30,
                  ------------------   ------------------  ------------------
                    1997      1996       1997      1996      1997      1996
                  ========  ========   ========  ========  ========  ========
                                     (Dollars in thousands)

Service costs     $  6,271  $  4,423   $ 15,203  $ 14,766  $ 16,314  $ 17,044
Interest costs      31,156    17,345     63,807    49,094    67,501    61,388
Estimated return
 on plan assets    (39,806)  (20,689)   (80,422)  (58,447) (108,597) (154,030)
Amortization of
 transition
 obligation          3,055     1,808      6,263     5,104     6,647     6,476
Other net
 amortization
 and deferral        1,974       809      3,799     2,284    27,748    85,566
                  --------  --------   --------  --------  --------  --------
                  $  2,650  $  3,696   $  8,650  $ 12,801  $  9,613  $ 16,444
                  ========  ========   ========  ========  ========  ========


      Assumptions used in the valuation and determination of 1997 and 1996 pension expenses were as follows:


                                                     1997         1996
                                                     =====        =====

Discount rate                                        7.75%        7.25%
Rate of increase in compensation levels              5.50%        5.50%
Expected long-term rate of return on assets          9.00%        9.00%

      Plan assets are invested primarily in common stocks, bonds and notes. On July 22, 1997, a substantial portion of the plan's domestic equity investments were hedged against substantial movements in the S&P 500 Index. The hedge will expire on December 31, 1997.

(8) POSTRETIREMENT BENEFITS: Northern Indiana provides certain health care and life insurance benefits for retired employees. Substantially all of Northern Indiana's employees may become eligible for those benefits if they reach retirement age while working for Northern Indiana. The expected cost of such benefits is accrued during the employees' years of service.

      Northern Indiana's rate-making has historically included the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and authorized the deferral of the differences between the net periodic postretirement benefit costs and the insurance premiums paid for such benefits (OPRB) as a regulatory asset until such time as the accrual cost method could be reflected in the rate-making process.

      On June 11, 1997, the Commission issued an order approving the inclusion of accrual-based postretirement benefit costs in the rate-making process to be effective February 1, 1997 for electric rates and March 1, 1997 for gas rates. These costs include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Northern Indiana discontinued its cost deferral and began amortizing its regulatory asset concurrent with these dates.

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

Postretirement Benefit Obligation for:
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
                                                   ==========  ==========

      A discount rate of 7.75%, a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%, a discount rate of 7.25% and a pre-Medicare medical trend rate of 10% declining to a long-term rate of 6%, were used to determine the accumulated postretirement benefit obligation at January 1, 1997 and 1996, respectively.

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

      Net periodic postretirement benefits costs for the three-month, nine-month and twelve-month periods ended September 30, 1997 and September 30, 1996 include the following components:


                      Three Months      Nine Months        Twelve Months
                        Ended              Ended              Ended
                     September 30,      September 30,      September 30,
                   ----------------   ----------------   ----------------
                     1997     1996      1997     1996      1997     1996
                   =======  =======   =======  =======   =======  =======
                                   (Dollars in thousands)

Service costs      $   931  $ 1,209   $ 2,789  $ 3,913   $ 4,729  $ 5,198
Interest costs       4,376    4,973    13,128   14,920    16,181   19,573
Amortization of
 transition
 obligation
 over twenty years   2,702    3,033     8,106    9,099    10,355   11,936
Amortization of
 unrecognized
 actuarial gain       (993)    (579)   (2,979)  (1,736)   (1,740)  (2,277)
                   -------  -------   -------  -------   -------  -------
                   $ 7,016  $ 8,636   $21,044  $26,196   $29,525  $34,430
                   =======  =======   =======  =======   =======  =======


      The net periodic postretirement benefit costs for 1997 were determined assuming a 7.75% discount rate, a 5% rate of compensation increase and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%.
The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1997 by approximately $28.5 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $1.1 million and $3.3 million for the three-month and nine-month periods ended September 30, 1997, respectively. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

      Note 10 sets forth the preferred stocks which are redeemable solely at the option of Northern Indiana and Note 11 sets forth the preferred stocks which are subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana.

      The Preferred shareholders of Northern Indiana have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

(10) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (SEE NOTE 9):


                                                                Redemption
                                                                 Price at
                                 September 30,  December 31,   September 30,
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

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   September 30, 1997), Series A
   (stated value $50 per share)
   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,123   $     81,126
                                 ============   ============

      During the period October 1, 1995 to September 30, 1997 there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(11) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (SEE NOTE 9):


                                                  September 30,   December 31,
                                                      1997           1996
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 62,500 and 75,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year              $      6,250   $      7,500

  7-3/4% series - 44,460 shares outstanding,
   excluding sinking fund payments due within
   one year                                              4,446          4,446

  8.35% series - 57,000 and 63,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year                     5,700          6,300

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     59,396   $     61,246
                                                  ============   ============

      The redemption prices at September 30, 1997, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:


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

  8.35%  $103.69, reduced periodically           3,000 shares on or before
                                                  July 1; increasing to 6,000
                                                  shares beginning in 2004;
                                                  noncumulative option
                                                  to double amount each
                                                  year.

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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at September 30, 1997 for each of the twelve-month periods subsequent to September 30, 1998 are as follows:


Twelve Months Ended September 30,*
==================================

1999                    $1,827,700
2000                    $1,827,700
2001                    $1,827,700
2002                    $1,827,700

* Table does not reflect redemptions made after September 30, 1997.

(12) COMMON SHARE DIVIDEND: Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At September 30, 1997, Northern Indiana had approximately $139.9 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(13) COMMON SHARES: Northern Indiana's common shares are wholly-owned by Industries.

(14)  LONG-TERM INCENTIVE PLAN:  Industries has two Long-Term Incentive
Plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 2.5 million of Industries' common shares to key employees through 1998 and 2004, respectively. At September 30, 1997, there were 4,578 shares and 1,939,750 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at September 30, 1997. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1996 and 1997 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 271,333 and 262,000 restricted shares outstanding at September 30, 1997 and December 31, 1996, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been recognized in the Consolidated Statement of Income for restricted stock awards was $0.2, $0.5 and $0.7 million for the three-month, nine-month and twelve-month periods ending September 30, 1997, respectively. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts:


                    Three Months        Nine Months         Twelve Months
                      Ended                Ended                Ended
                  September 30,        September 30,        September 30,
                ------------------   ------------------   ------------------
                  1997      1996       1997      1996       1997      1996
                ========  ========   ========  ========   ========  ========
                                   (Dollars in thousands)

Net Income:
 As reported    $ 33,999  $ 38,197   $133,059  $136,549   $193,820  $192,579
 Pro forma      $ 33,783  $ 38,025   $132,430  $136,062   $192,984  $191,929



      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, nine-month and twelve-month periods ended September 30, 1997 and September 30, 1996: risk-free interest rate of 6.29% and 6.39%, respectively; expected dividend yield per share of $1.74 and $1.68, respectively; expected option term of five and one-quarter years and five years, respectively; and expected volatilities of 12.7% and 13.2%, respectively. The weighted average fair value of options granted to all plan participants was $5.32 for the twelve-month period ended September 30, 1997 and $5.00 for twelve-month period ended September 30, 1996. There were 266,800 non-qualified stock options granted to all plan participants for the twelve-month period ended September 30, 1997.

(15) LONG-TERM DEBT: At September 30, 1997 and December 31, 1996, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:


                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                               September 30,  December 31,
                                                   1997           1996
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series P, 6-7/8%, due October 1, 1998         $     14,509   $     14,509
 Series T, 7-1/2%, due April 1, 2002                 39,500         40,000
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                           109,009        109,509
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    19,000         19,000
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 3.77% weighted
  average at September 30, 1997, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.77% weighted average at
  September 30, 1997, due November 1, 2007           24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.80% at September 30, 1997,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.80% at September 30, 1997,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.80% at September 30, 1997,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           242,000        242,000
                                               ------------   ------------
Medium-term notes -
 Interest rates between 6.10% and 7.69% with
  a weighted average interest rate of 7.00%
  and various maturities between
  April 5, 2000 and August 4, 2027                  748,025        644,025
                                         ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (4,149)        (3,526)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $  1,094,885   $    992,008
                                               ============   ============

      The sinking fund requirements of long-term debt outstanding at September 30, 1997 (including the maturity of first mortgage bonds: Series P, 6-7/8%, due October 1, 1998 and Series T, 7.50%, due April 1, 2002; and medium-term notes due from March 20, 2000 to June 12, 2002 for each of the twelve-month periods subsequent to September 30, 1998 are as follows:


Twelve Months Ended September 30,
=================================
1999                 $ 16,009,000
2000                 $157,000,000
2001                 $ 18,000,000
2002                 $ 58,000,000

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

      On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes.
As of September 30, 1997, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

(16) CURRENT PORTION OF LONG-TERM DEBT: At September 30, 1997 and December 31, 1996, Northern Indiana's current portion of long-term debt due within one year was as follows:


                                             September 30,     December 31,
                                                 1997              1996
                                             ============      ============
                                                 (Dollars in thousands)
NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   First mortgage bonds -
    Series O, 6-3/8% - due September 1, 1997 $          0      $     25,747
   Medium-term notes -
    Interest rate of 5.83% and 5.95% with
     a weighted average interest rate of
     5.86% and various maturities between
     April 6, 1998 and April 13, 1998              35,000            40,000
                                             ------------      ------------
   Total current portion of long-term debt   $     35,000      $     65,747
                                             ============      ============

(17) SHORT-TERM BORROWINGS: Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of September 30, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1997 and December 31, 1996, there were $13.6 million and $79.0 million of borrowings, respectively, outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1997, there were no borrowings outstanding under this facility.

      Northern Indiana makes use of commercial paper to fund short-term working capital requirements.

      At September 30, 1997 and December 31, 1996, Northern Indiana's short-term borrowings were as follows:


                                             September 30,     December 31,
                                                 1997              1996
                                             ============      ============
                                                 (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
   Commercial paper -
    Weighted average interest rate of
     5.59% at September 30, 1997             $     77,500      $    193,905
   Notes payable -
    5.67% - due October 20, 1997                   13,625            79,000
                                             ------------      ------------
   Total short-term borrowings               $     91,125      $    272,905
                                             ============      ============

(18) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.4 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1997:



Twelve Months Ended September 30,
=================================
   (Dollars in thousands)

1998                 $  4,357
1999                    3,497
2000                    3,055
2001                    3,055
2002                    3,055
Later years            33,907
                     --------
Total minimum
 payments required   $ 50,926
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:


                            September 30, September 30,
                                1997           1996
                            ============   ============
                              (Dollars in thousands)

Three months ended               $ 1,810        $ 2,196
Nine months ended                $ 5,837        $ 7,088
Twelve months ended              $ 7,998        $ 9,931

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

      Northern Indiana has entered into an agreement with IBM to perform all data center, application development and maintenance, and desktop management of Northern Indiana.

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

      The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:


                             September 30, 1997        December 31, 1996
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   11,993  $   11,993   $    8,279  $    8,279
Investments                $      256  $      256   $      256  $      256
Long-term debt (including
 current portion)          $1,131,385  $1,124,985   $1,059,255  $1,026,743
Preferred stock            $  142,347  $  127,749   $  144,200  $  126,379

      Northern Indiana is subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(21) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 5% of gas revenues (including transportation services) and 21% of electric revenue for the twelve months ended September 30, 1997 as compared to 2% and 22%, respectively, for the twelve months ended September 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES -

      Total operating revenues for the twelve months ended September 30, 1997 increased $64.7 million as compared to the twelve months ended September 30, 1996. Gas revenues increased $62.9 million and electric revenues increased $1.8 million as compared to the same period in 1996. The increase in gas revenues was largely attributable to increased gas costs per dekatherm (dth) and increased sales to wholesale customers, partially offset by decreased gas transition costs. The increase in electric revenues was mainly due to increased sales to residential customers, increased fuel cost per kilowatt-our (kwh), partially offset by decreased sales to industrial and wholesale customers.

      Total operating revenues for the nine months ended September 30, 1997 increased $13.2 million as compared to the nine months ended September 30, 1996. Gas revenues increased $13.5 million and electric revenues decreased $0.3 million as compared to the same period in 1996. The increase in gas revenues was mainly due to increased gas costs per dth, increased sales to wholesale customers and increased deliveries of gas transported for others, partially offset by decreased sales to residential and commercial customers and decreased gas transition costs. The decrease in electric revenues was mainly due to decreased sales to industrial and wholesale customers, partially offset by increased sales to residential customers and increased fuel cost per kwh.

      Total operating revenues for the three months ended September 30, 1997 increased $12.1 million as compared to the three months ended September 30, 1996. Gas revenues increased $9.7 million and electric revenues increased $2.4 million as compared to the same period in 1996. The increase in gas revenues was mainly due to increased gas costs per dth, increased sales to wholesale customers and increased deliveries of gas transported for others, partially offset by decreased gas transition costs. The increase in electric revenues was mainly due to increased sales to residential customers and increased fuel costs per kwh, partially offset by decreased sales to commercial, industrial and wholesale customers.

      The basic steel industry accounted for 36% of natural gas delivered (including volumes transported) and 34% of electric sales during the twelve months ended September 30, 1997.

      The components of the variations in gas and electric revenues are shown in the following table:


                                                   Variations
                                                      from
                                                  Prior Periods
                                        ---------------------------------
                                                September 30, 1997
                                                   Compared to
                                                September 30, 1996
                                          Three      Nine        Twelve
                                         Months      Months      Months
                                        =========   =========   =========
                                             (Dollars in thousands)

Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $   9,288   $  20,551   $  64,755
 Gas transition costs                      (1,874)       (833)     (5,503)
 Changes in sales levels                    1,668      (8,188)      1,712
 Gas transported                              578       1,963       1,972
                                        ---------   ---------   ---------
Gas Revenue Change                      $   9,660   $  13,493   $  62,936
                                        ---------   ---------   ---------
Electric Revenue -
 Pass through of net changes in
  fuel costs                            $   7,075   $   8,468   $   8,769
 Changes in sales levels                   (4,630)     (8,801)     (7,004)
                                        ---------   ---------   ---------
Electric Revenue Change                 $   2,445   $    (333)  $   1,765
                                        ---------   ---------   ---------

  Total Revenue Change                  $  12,105   $  13,160   $  64,701
                                        =========   =========   =========

      See Note 4 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

      Gas costs increased $10.5, $18.7 and $65.8 million for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively. Gas costs increased for the three-month, nine-month and twelve-month periods due to increased gas costs per dth, partially offset by decreased gas transition costs. The average cost of purchased gas for the three-month, nine-month and twelve-month periods ended September 30, 1997, after adjustment for gas transition costs billed to transport customers, was $3.03, $3.03 and $3.16 per dth, respectively, as compared to $2.63, $2.83, and $2.69 per dth for the same periods in 1996.

FUEL AND PURCHASED POWER -

      The cost of fuel for electric generation increased $2.7, $5.3 and $2.7 million for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively, compared to 1996 periods, mainly as a result of increased production of electricity.

      Power purchased decreased $2.2, $9.0 and $5.3 million for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively, as a result of decreased bulk power purchases.

OPERATING MARGINS -

      Operating margins for the twelve months ended September 30, 1997 increased $1.5 million from the same period a year ago. The operating margin from gas deliveries decreased $2.8 million due to decreased sales to residential and commercial customers reflecting milder weather, partially offset by increased sales to wholesale customers. The operating margin from electric sales increased $4.3 million due to increased sales to residential customers, partially offset by decreased sales to industrial and wholesale customers.

      Operating margins for the nine-months ended September 30, 1997 decreased $1.8 million from the same period a year ago. Gas operating margin decreased $5.2 million due to decreased sales to residential and commercial customers reflecting milder weather, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. Operating margin from electric sales increased $3.4 million as a result of increased sales to residential customers, partially offset by decreased sales to industrial and wholesale customers.

      Operating margins for the three-months ended September 30, 1997 increased $1.1 million from the same period a year ago. Gas operating margin decreased $0.9 million due to decreased sales to residential customers, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. Operating margin from electric sales increased $2.0 million due to increased sales to residential customers, which were partially offset by decreased sales to commercial, industrial and wholesale customers.

OPERATING EXPENSES AND TAXES -

      Operation expenses decreased $9.3 million for the twelve-month period ended September 30, 1997 mainly reflecting decreased electric production pollution control facility costs of $5.2 million and decreased environmental cleanup costs of $4.4 million partially offset by increased employee related costs. Operation expenses decreased $4.4 million for the nine-month period ended September 30, 1997 mainly reflecting decreased electric production pollution control facility costs of $4.3 million and decreased environmental cleanup costs of $5.3 million partially offset by increased employee related costs. Operation expenses increased $0.3 million for the three-month period ended September 30, 1997.

      Maintenance expenses decreased $6.8 million for the twelve-month period ended September 30, 1997 mainly reflecting decreased maintenance activity at the electric production facilities of $5.7 million and decreased maintenance of $0.9 million on the gas transmission and distribution facilities. Maintenance expenses decreased $2.9 million for the nine-month period reflecting decreased maintenance on electric production facilities. Maintenance expenses decreased $0.9 million for the three-month period reflecting decreased maintenance on electric production facilities, partially offset by increased maintenance activity on transmission and distribution facilities.

      Depreciation and amortization expense increased $2.4, $7.9 and $8.5, million for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively, resulting from plant additions, increased amortization of computer software, amortization of deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station and the amortization of SFAS No. 106 costs effective February 1, 1997.

      Utility income taxes increased for the twelve-month period ended September 30, 1997 mainly as a result of increased pretax income and increased effective tax rate. Utility income taxes decreased for the nine-month period ended September 30, 1997 mainly as a result of decreased pretax income. Utility income taxes increased for the three-month period ended September 30, 1997 mainly as a result of increased effective tax rate.

OTHER INCOME (DEDUCTIONS) -

      Other Income (Deductions) decreased for the three-month, nine-month, and twelve-month periods ended September 30, 1997 mainly as a result of the sale of Cresent Dunes Lakeshore property to the National Park Service during the third quarter of 1996.

INTEREST CHARGES -

      Interest charges decreased for the nine-month period ended September 30, 1997 reflecting decreased long-term debt outstanding and short-term borrowings during the period. For the twelve-month period ended September 30, 1997 interest charges decreased reflecting decreased long-term debt outstanding during the period. Interest charges decreased for the three-month period ended September 30, 1997 reflecting decreased short-term borrowings, partially offset by increased long-term debt.

      See Note 2 to Notes to Consolidated Financial Statements (Summary of Significant Accounting Policies) for a discussion of Regulatory Assets, Carrying Charges and Deferred Depreciation and Allowance for Funds Used During Construction. Also, see Notes 4, 6 and 8 for a discussion of FERC Order
No. 636, Income Taxes and Postretirement Benefits.

NET INCOME -

      Net income for the twelve-month period ended September 30, 1997 was $193.8 million compared to $192.6 million for the twelve-month period ended September 30, 1996.

      Net income for the nine months ended September 30, 1997 was $133.1 million compared to $136.5 million for the nine months ended September 30, 1996.

      Net income for the three months ended September 30, 1997 was $34.0 million compared to $38.2 million for the three months ended September 30, 1996.

ENVIRONMENTAL MATTERS -

      Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $19 million to cover probable corrective actions as of September 30, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Northern Indiana.

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

      The EPA issued final rules on July 18, 1997 revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards begin a regulatory process that may lead to reductions in sulfur dioxide and nitrogen oxide emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond reductions required in the Acid Rain provisions of the CAAA. Northern Indiana cannot predict the costs of complying with future control requirements to meet these new standards. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new standards on its operations will not be known for some time.

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

      During the course of various investigations, Northern Indiana has identified impacts to soil, groundwater, sediment and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indiana notified the Indiana Department of Environmental Management (IDEM) and the EPA and immediately took steps to contain the material. Northern Indiana has worked with IDEM or the EPA on investigation or remedial activities at several sites. Three of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. Northern Indiana anticipates placing additional sites in the VRP after remedial measures have been selected.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay Northern Indiana for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site. In August 1997, Northern Indiana filed suit in Indiana state court against Cinergy seeking recovery of those costs.

      In 1994, Northern Indiana approached various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured-gas plants. In September 1995, certain of the insurance companies initiated a suit in Indiana state court against Northern Indiana seeking a ruling that denied coverage. Later that same month, Northern Indiana initiated a similar suit in federal court and the state court action was stayed. After the dismissal of the federal court action on procedural grounds in May 1997, Northern Indiana filed claims in the state court action against various insurance companies, seeking coverage for costs associated with several former manufactured-gas plants and damages for alleged misconduct by some of the insurance companies. The state court action is now proceeding. Northern Indiana has received cash settlements from several of the insurance companies.

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. Recently, researchers from the National Cancer Institute and the Childhood Cancer Group reported they found no evidence magnetic fields in homes increase the risk of childhood leukemia. This study follows an EMF report released late last year by the U.S. National Research Council of the National Academy of Sciences, which concluded, after examining more than 500 EMF studies spanning seventeen years, that among other things, there was insufficient evidence to consider EMF a threat to human health. Despite the report's findings, future research appropriations are continuing to be dedicated to explore this issue.

LIQUIDITY AND CAPITAL RESOURCES -

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of September 30, 1997, Northern Indiana had $77.5 million in commercial paper outstanding, having a weighted average interest of 5.59%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of September 30, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1997, $13.6 million of borrowings were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1997, there were no borrowings outstanding under this facility.

      On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes.
As of September 30, 1997, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

      During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

      Northern Indiana does not expect the effects of inflation at current levels to have a significant impact on their results of operations, ability to contain cost increases, or need to seek timely and adequate rate relief. Northern Indiana does not anticipate the need to file for gas and electric base rate increases in the near future.

EMPLOYEE RELATIONS -

      At September 30, 1997, approximately 74% of Northern Indiana's employees (physical and clerical worker) were represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC. The bargaining unit employees' current contracts expired May 31, 1997. New contracts were ratified in October 1997. The new contracts have a term of two years, from June 1, 1997 thru May 31, 1999.

YEAR 2000 COSTS -

      Northern Indiana has completed an assessment of its information systems to determine what modifications, if any, are necessary for proper functioning of these systems in the year 2000. Costs related to maintenance or modification of these systems will be expensed as incurred. Northern Indiana does not anticipate the related costs to have a material impact on its results of operations.

COMPETITION -

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

      FERC Order No. 636 shifted primary responsibility for gas acquisition, transportation and peak days' supply from pipelines to local gas distribution companies, such as Northern Indiana. Although pipelines continue to transport gas, they no longer provide sales service. Northern Indiana believes it has taken appropriate steps to ensure the continued acquisition of adequate gas supplies at reasonable prices.

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

      Northern Indiana filed a petition for an Alternative Regulatory Plan
(ARP) with the Commission on November 29, 1995. The purpose of the ARP is to create a business and regulatory environment and structure which will permit increased choice for gas customers, competition among suppliers and improved natural gas service. On May 9, 1997, Northern Indiana filed an Amended Stipulation and Agreement which proposed a modified ARP. Northern Indiana's proposal was supported by numerous parties including the Office of Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc. and major industrial customers of Northern Indiana. In its modified ARP, Northern Indiana proposes to implement new rates and services that would include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, an incentive gas cost mechanism and a price protection program. The Commission held a hearing on the ARP on June 12, 1997. On October 9, 1997, the Commission issued an order approving, in all respects, the modified ARP which became effective November 1, 1997.

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

Part II. OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS.

      Northern Indiana is party to various pending proceedings, including suits and claims against it for personal injury, death and property damage, but, in the opinion of counsel for Northern Indiana, the nature of such proceedings and suits, and the amounts involved, do not depart from the ordinary routine litigation and proceedings incidental to the kind of business conducted by Northern Indiana, except as described under Note 5 (Environmental Matters), in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report on Form 10-Q.

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






Date November 13, 1997