Form 10-K
period 1997-12-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1998-03-30
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
            Title of each class                   on which registered
           ---------------------                 ---------------------
Series A Cumulative Preferred - No Par Value             New York
4-1/4% Cumulative Preferred - $100 Par Value             American

Securities registered pursuant to Section 12(g) of the Act:

Cumulative Preferred Stock - $100 Par Value
(4-1/2%, 4.22%, 4.88%, 7.44% and 7.50% Series)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X      No
                           --------    --------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      As of February 27, 1998, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NIPSCO Industries, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Form 10-K

Table of Contents
                                                              Page
                                                              ====

PART I
 Item 1     Business                                            2
      2     Properties                                          8
      3     Legal Proceedings                                   9
      4     Submission of Matters to a Vote
             of Security Holders                                9

PART II
 Item 5     Market for the Registrant's Common
             Equity and Related Shareholder Matters             9
      6     Selected Financial Data                             9
      7     Management's Discussion and Analysis of
             Financial Condition and Results of Operation       9
      7A    Quantitative and Qualitative Disclosures
             About Market Risk                                 17
      8     Financial Statements and Supplementary Data        17
      9     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure            49

PART III
Item 10     Directors and Executive Officers of
             the Registrant                                    49
     11     Executive Compensation                             52
     12     Security Ownership of Certain Beneficial
             Owners and Management                             60
     13     Certain Relationships and Related Transactions     60

PART IV
Item 14     Exhibits, Financial Statement Schedules            60
             and Reports on Form 8-K

SIGNATURES                                                     63

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Part I

ITEM 1. BUSINESS.

      Northern Indiana Public Service Company (Northern Indiana) is a public utility operating company, incorporated in Indiana on August 2, 1912, engaged in supplying natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2,200,000. At December 31, 1997, Northern Indiana served approximately 662,500 customers with gas and approximately 416,300 customers with electricity.

      See "Segments of Business" in the Notes to Consolidated Financial Statements regarding financial information about industry segments.

      HOLDING COMPANY STRUCTURE. Effective March 3, 1988, Northern Indiana became a subsidiary of Industries, Inc., an Indiana corporation
(Industries).

      The parent company of Northern Indiana, Industries, Inc. is party to an Agreement and Plan of Merger with Bay State Gas Company (Bay State), dated as of December 18, 1997 and amended and restated as of March 4, 1998 (the Merger Agreement). The Merger Agreement provides for the acquisition by Industries of Bay State, subject to approval by the common shareholders of Bay State, various regulatory approvals and the waiver or satisfaction of certain other conditions. The Merger Agreement provides for the merger of Bay State with and into a new wholly-owned subsidiary of Industries (the Preferred Merger). However, the Merger Agreement also provides that an alternative merger structure (the Alternative Merger) may be used instead of the Preferred Merger. Under the Alternative Merger, Bay State would be merged with and into Northern Indiana followed immediately by the merger of Bay State's wholly-owned utility subsidiary, Northern Utilities, Inc. into Northern Indiana. For further information regarding the Merger Agreement, see Exhibit 2.1 to Industries' Annual Report on Form 10-K for the year ended December 31, 1997.

      ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal fired electric generating stations with net capabilities of 3,179,000 kilowatts (kw), two hydroelectric generating plants with net capabilities of 10,000 kw, and four gas fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1997, Northern Indiana generated 91.8% and purchased 8.2% of its electric requirements.

      Northern Indiana's 1997 electric control area peak load (the highest level of electrical utility usage in the control area) of 3,020,920 kw, which includes Northern Indiana, Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA) for which Northern Indiana controls interchange operations, was set on July 14, 1997. Northern Indiana's all-time electric control area peak load of 3,161,200 kw was set on July 14, 1995. Northern Indiana's 1997 internal peak load, which excludes WVPA and IMPA, was 2,758,920 kw set on July 14, 1997. Northern Indiana's all-time internal peak load of 2,888,450 kw was set on August 6, 1996.

      Northern Indiana's electric system is interconnected with that of American Electric Power, ComEd, Cinergy Services, Inc., Consumers Energy and Central Illinois Public Service Company. Electric energy is purchased from, sold to, or exchanged with various other utilities and power marketers under Northern Indiana's power sales and open access transmission tariffs.

      Northern Indiana provides WVPA with transmission and distribution service, operating reserve requirements and capacity deficiency service, and provides IMPA with transmission service, operating reserve requirements and capacity deficiency service, in Northern Indiana's control area. Northern Indiana also engages in sales and services under interconnection agreements with WVPA and IMPA.

      WVPA provides service to 12 Rural Electric Membership Corporations (REMC's) located in Northern Indiana's control area. IMPA provides service to the municipal electric system of the city of Rensselaer located in Northern Indiana's control area.

      Northern Indiana and WVPA have executed a supplemental agreement for unit peaking capacity and energy. Unit peaking capacity is the capacity used to serve peak demand from a specific peaking generating unit. Pursuant to this agreement, which runs through December, 2001, WVPA purchases 90,000 kw of capacity per month.

      Northern Indiana has the Town of Argos as a full requirement customer and provides network integration service to seven other municipal wholesale customers. Prior to January 31, 1998, Northern Indiana had full requirement contracts with eight municipal wholesale customers.

      Northern Indiana is a member of the East Central Area Reliability Coordination Agreement (ECAR). ECAR is one of nine regional electric reliability councils established to coordinate planning and operations of member companies regionally and nationally.

      FUEL SUPPLY. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City and Schahfer Generating Stations. Northern Indiana's 13 steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units, except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability to 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1997 were supplied as follows:

Coal               98.7%
Natural gas         1.3%


      In 1997, Northern Indiana used approximately 8.4 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock which provides adequate fuel supply during the year under all conditions.

      Annual coal requirements for Northern Indiana's electric generating units through 2002 are estimated to range from 8.5 million tons to 9.3 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance and other variables. These requirements are being or will be met in part under long-term contracts as follows:

      MILLION TONS/YEAR       SULFUR CONTENT       EXPIRATION
      =================       ==============       ==========

             1.3 (a)               Low                2001
             1.8 (b)               Low                1999
             1.0 (c)               Low                2001
             0.3                   Low                2001
             0.3 (d)               Low                2000
             0.75(e)               High               2003
             1.0 (f)               High               2002
             0.75                  High               1999



(a) 1.8 million tons in 1998.
(b) 1.225 million tons in 1999. Plus or minus 10% per contract year.
(c) Plus or minus 20% per contract year.
(d) 2000 - option year, can terminate 12/31/1999.
(e) Tentative new contract, 0.25 million in 1998. Plus or minus 10% per contract year.
(f) Tentative new contract, 1.5 million in 1998. Plus 20% per contract year. Option years in 2001 and 2002 can terminate 12/31/2000.



      The average cost of coal consumed in 1997 was $27.42 per ton or 15.43 mills per kilowatt-hour (kwh) generated as compared to $27.50 per ton or
15.79 mills per kwh generated in 1996. Northern Indiana's forecasts indicate that its coal costs will be slightly lower over the next two years.

      COAL RESERVES. Included in the previous table of coal contracts is a coal mining contract with Cyprus Shoshone Coal Corporation (Cyprus) under which Cyprus is mining Northern Indiana's coal reserves in the Cyprus mine through the year 2001. The costs of the reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

      FUEL ADJUSTMENT CLAUSE. Northern Indiana adjusts metered electric rates through operation of a fuel adjustment clause to reflect changes in fuel costs. See "Summary of Significant Accounting Policies-Fuel Adjustment Clause" in the Notes to Consolidated Financial Statements.

      GAS OPERATIONS. Northern Indiana supplies natural gas of about 1,000 British thermal units (Btu) per cubic foot. In a 24-hour period ended January 17, 1997, Northern Indiana's 1997 maximum day sendout (the maximum amount of gas delivered through Northern Indiana's distribution system to its end customers) was 1.6 million dekatherms (dth). Northern Indiana's total gas send-out for 1997 was 292.6 million dth, compared to 286.1 million dth in 1996.

      Agreements have been negotiated with natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of FERC
Order No. 636 (See "FERC Order No. 636" in the Notes to Consolidated Financial Statements). Northern Indiana also has producer agreements which allow for the purchase of gas either from gas marketers or producers.

      Northern Indiana has firm transportation agreements with pipelines, which allow Northern Indiana to move its gas through the pipelines' transmission systems. In 1997, all of the gas supplied by Northern Indiana was transported by ANR Pipeline Company (ANR), Crossroads Pipeline Company (Crossroads) - a subsidiary of Industries, Midwestern Gas Transmission Company (Midwestern), Natural Gas Pipeline Company of America (Natural), Panhandle Eastern Pipe Line Company (Panhandle), Tennessee Gas Pipeline Company (Tennessee) and Trunkline Gas Company (Trunkline). The transportation rates of Crossroads, and the transportation and storage rates of ANR, Midwestern, Natural, Panhandle, Tennessee and Trunkline to Northern Indiana, are subject to change in accordance with rate proceedings filed with the Federal Energy Regulatory Commission
(FERC).

      Approximately 69% of Northern Indiana's 1997 gas supply was purchased on the spot market, generally on less than 30-day agreements. The average price per dth (including FERC Order No. 636 transition charges) in 1997 was $3.18, compared to $3.12 in 1996, and the average cost of purchased gas, after adjustment for transition charges billed to transport customers, was $3.08 per dth as compared to $3.02 per dth in 1996.

      Northern Indiana has a curtailment plan (a plan which outlines service to be curtailed in the event of limited gas supply) approved by the Indiana Utility Regulatory Commission (Commission). Effective on August 11, 1981, the plan allows unrestricted gas sales by Northern Indiana. There were no firm sales curtailments in 1997 and none are expected during 1998.

      Northern Indiana operates an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals have been made in the 1997-1998 winter of up to 109,036 dth per day. In addition, Northern Indiana has several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in the aggregate for approximately 26.6 million dth of annual stored volume and allow for approximately 551,000 dth of maximum daily withdrawal.

      Northern Indiana has a liquefied natural gas plant in LaPorte County which is designed for peak shaving (the process of supplementing gas supply during periods of high demand) and has the following capacities: maximum storage of 4 million dth; maximum liquefaction rate (gas to liquid), 20,000 dth per day; maximum vaporization rate (output to distribution system), 300,000 dth per day.

      GAS COST ADJUSTMENT CLAUSE. Metered gas sales are adjusted to reflect the cost of purchased gas, contracted gas storage and storage transportation charges. See "Summary of Significant Accounting Policies-Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements.

      REGULATION. Northern Indiana is subject to regulation by the Commission as to rates, service, accounts, issuance of securities, and in other respects. See "FERC Order No. 636" in the Notes to Consolidated Financial Statements. It is also subject to limited regulation by local public authorities.

      In 1997, about 4% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, municipalities and WVPA (see "Item 1. Business-Electric Operations" regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. FERC jurisdiction does not extend to the issuance of securities by Northern Indiana, which are regulated by the Commission. The FERC on October 21, 1954, declared Northern Indiana exempt from the provisions of the Natural Gas Act.

      RATE MATTERS. For information regarding Northern Indiana's gas rates and gas transition costs, see "FERC Order No. 636" in the Notes to Consolidated Financial Statements.

      Northern Indiana filed a petition for an Alternative Regulatory Plan
(ARP) with the Commission on November 29, 1995. Following negotiation and settlement with major intervenors, Northern Indiana submitted a modified ARP to the Commission on May 9, 1997. In its modified ARP, Northern Indiana proposed to implement new rates and services that would include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, an incentive gas cost mechanism and a price protection program. On October 8, 1997, the Commission issued an order approving, in all respects, the modified ARP which became effective November 1, 1997. The first pilot program was launched in January 1998 and the first gas volumes will flow under this program by April 1, 1998. ERI Services, Inc. and Enron Capital and Trade Resources Corp. filed Petitions for Rehearing of the Commission Order, and during the first quarter of 1998 the Commission denied such petition.

      COMPETITION.

      ELECTRIC. The electric energy generation, transmission and distribution business is in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. These changes are attributable to changes in technology, the relaxation of regulatory barriers to utilities' respective service territories and efforts to change the manner in which electric utilities are regulated. Federal law and regulations have been amended to provide for open transmission system access, and various states are considering, or have adopted, new regulatory structures to allow access by some or all customers to electric suppliers in addition to their local electric utility.

      Currently, electric service territories within the State of Indiana are assigned to the existing suppliers, and boundaries of new territories outside existing municipalities are assigned to the utility having the nearest existing electric distribution lines. Only existing municipal electric utilities may expand their service areas and then only into areas that have been annexed by the municipality, subject to the approval of the Commission and certain other conditions. In municipalities where Northern Indiana renders electric service to the general public as a public utility, no other utility renders electric or gas service, except in Angola, DeMotte, Rome City, Wanatah and Waterloo. In localities where Northern Indiana renders gas service only, it competes with electric utilities, municipal or private, for the business for which they render alternative electric service.

      In both January 1997 and 1998, legislation was introduced in the Indiana General Assembly addressing electric utility competition and deregulation. The proposed legislation was not adopted but similar legislation may be reintroduced in the future. It is not possible to predict the ultimate effect which competition, subsequent to the passage of such legislation would have on Northern Indiana's future earnings. See "Competition" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

      GAS. As a result of FERC Order No. 636, Northern Indiana is also subject to competition for gas sales to industrial customers through the ability of these customers, under Northern Indiana's rate provisions, to purchase gas directly from suppliers other than Northern Indiana, and have Northern Indiana transport the gas to them. During 1997, gas transportation represented 55% of Northern Indiana's total gas sendout.

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

      EMPLOYEE RELATIONS. Northern Indiana had 3,267 employees at December 31, 1997. Approximately 72% of Northern Indiana's employees (physical and clerical workers) are represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC.

      ENVIRONMENTAL MATTERS. Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $19 million to cover probable corrective actions as of December 31, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Northern Indiana. It is not possible for Northern Indiana to predict the scope, enforceability or financial impact of other environmental regulations or standards which may be established in the future.

      Northern Indiana is subject to regulation with regard to environmental matters by various federal, state and local authorities. Northern Indiana cannot forecast the effect of all such regulation upon its generation, transmission and other facilities, or its operations. Northern Indiana intends to comply with all applicable governmental requirements and has adopted an environmental policy that fosters the pursuit of proactive environmental programs and management.

      The application of federal and state restrictions to protect the environment, including but not limited to those described below, involves or may involve review, certification or issuance of permits by various federal, state, and local authorities. Such restrictions, particularly in regard to emissions into the air and water, and disposal of solid wastes, may impact the operation of Northern Indiana's facilities, and may also require substantial investments.

      Northern Indiana's total capital expenditures from January 1, 1993, through December 31, 1997 for pollution control facilities were approximately $149 million and were financed in part by the sale of Northern Indiana's Pollution Control Notes and Bonds-Jasper County. Northern Indiana anticipates expenditures of approximately $15 million for pollution control equipment in the 1998-2002 period which includes anticipated expenditures of $6 million in 1998 and $9 million in 1999. See "Environmental Matters" in the Notes to Consolidated Financial Statements.

      YEAR 2000 COSTS. For a discussion of year 2000 costs see Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Cost.

      FORWARD LOOKING STATEMENTS. This report contains forward looking statements within the meaning of the securities laws. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking Statements.

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

      Northern Indiana has 292 substations with an aggregate transformer capacity of 23,030,500 kva. Its transmission system with voltages from 34,500 to 345,000 consists of 3,053 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,835 circuit miles of overhead and 1,423 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 11,422,999 kva and 438,590 electric watt-hour meters.

      GAS. Northern Indiana has an underground storage field at Royal Center and a liquefied natural gas plant in LaPorte County all of which are described under "Item 1. Business-Gas Operations." Northern Indiana has 13,368 miles of gas mains.

      CHARACTER OF OWNERSHIP. The properties of Northern Indiana are subject to the lien of its First Mortgage Indenture. The principal properties are held in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness of such properties. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction, which it is Northern Indiana's practice regularly to pay, as and when due, unless contested in good faith. In general, the electric and gas lines and mains are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. Northern Indiana does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon, or under which its electric and gas lines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric and gas lines and mains was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS.

      Northern Indiana is a party to various pending proceedings, including suits and claims against it for personal injury, death and property damage. Such proceedings and suits, and the amounts involved are routine litigation and proceedings for the kind of business conducted by Northern Indiana, except as set forth above under "Environmental Matters," in the Notes to Consolidated Financial Statements. To the knowledge of Northern Indiana no other material legal proceedings against Northern Indiana or its subsidiaries are contemplated by governmental authorities or other parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

      Northern Indiana's common shares are wholly-owned by Industries.

      The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

      When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1997, Northern Indiana had approximately $146.3 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

      So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefore for the preceding calendar year unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1997, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 42% of the total capitalization including surplus.

      In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

                                       Year Ended December 31,
                                       (Dollars in thousands)

                       1997       1996       1995       1994       1993
                    ========== ========== ========== ========== ==========
Operating revenues  $1,752,382 $1,754,105 $1,664,278 $1,613,995 $1,619,623

Net income          $  196,620 $  197,310 $  194,321 $  179,903 $  172,104

Total assets        $3,674,914 $3,774,280 $3,606,199 $3,624,311 $3,613,235

Long-term
 obligations and
 redeemable
 preferred stock    $1,138,337 $1,053,254 $1,122,392 $1,131,408 $1,147,536

Cash dividends
 declared on
 common shares      $  187,775 $  187,450 $  185,725 $  168,815 $  165,299


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      NET INCOME. In 1997, net income of Northern Indiana decreased to $196.6 million, compared to $197.3 million for 1996. In 1995, net income was $194.3 million.

      See Notes to Consolidated Financial Statements for Segments of Business regarding the revenue and utility operating income derived from the delivery of gas and electricity.

      REVENUES. Operating revenues in 1997 decreased $1.7 million, or 0.1%, from 1996. Operating revenues in 1996 increased $89.8 million, or 5.4%, from 1995.

      During 1997, gas deliveries in dekatherms (dth), which include transportation services, increased 2.3%. Gas sales levels in 1997 remained relatively unchanged from 1996. Gas transportation services increased
3.4% mainly due to increased deliveries of gas transported for others. Northern Indiana had approximately 662,500 gas customers at December 31, 1997. During 1996, gas deliveries increased 3.6% over 1995. Gas sales in 1996 increased 14.7% due to higher sales to residential and commercial customers as result of colder weather during the first quarter of 1996, and increased sales to industrial and wholesale customers. Gas transportation services decreased 4.0% mainly due to decreased deliveries to industrial customers.

      Gas revenues were $735.3 million in 1997, an increase of $3.4 million from 1996. The increase in gas revenues was mainly due to increased sales to wholesale customers, increased gas costs per dth and increased deliveries of gas transported for others, partially offset by decreased sales to residential and commercial customers and decreased gas transition costs. Gas revenues were $731.9 million in 1996, an increase of $98.5 million from 1995. The increase in gas revenues was mainly due to increased sales to residential and commercial customers as a result of colder weather during the first quarter of 1996, increased sales to industrial and wholesale customers, and increased gas costs per dth, which were partially offset by decreased gas transition costs. The large commercial and industrial customers continued to utilize transportation services provided by Northern Indiana. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over Northern Indiana's system. Northern Indiana transported 160.4, 155.2 and
161.7 million dth in 1997, 1996 and 1995, respectively.

      In 1997, sales of electricity in kilowatt-hours (kwh) decreased 4.5% from 1996 mainly due to decreased sales to wholesale and industrial customers partially offset by increased sales to residential and commercial customers. Industrial sales decreased during the period as a result of cogeneration projects at two of Northern Indiana's major industrial customers coming online during the period. Northern Indiana had approximately 416,300 electric customers at December 31, 1997. In 1996, sales of electricity in kilowatt-hours (kwh) decreased 1.1% from 1995 mainly due to decreased sales to residential customers due to cooler summer weather in 1996 and decreased sales to industrial customers due to operational difficulties at several major industrial customers, which were partially offset by increased sales to commercial and wholesale customers.

      In 1997, electric revenues were $1.017 billion, a decrease of $5.1 million from 1996. The decrease in electric revenues was mainly due to decreased sales to industrial customers, partially offset by increased sales to residential and commercial customers and increased revenues related to wholesale transactions. Industrial sales decreased during the period as a result of cogeneration projects with two of Northern Indiana's major industrial customers coming online during the period. In 1996, electric revenues were $1.022 billion, a decrease of $8.7 million from 1995. The decrease in electric revenues was mainly due to decreased sales to residential customers due to cooler summer weather in 1996, and decreased sales to industrial customers due to operational difficulties at several major industrial customers, which were partially offset by increased sales to commercial and wholesale customers.

      The components of the changes in gas and electric revenues are shown in the following tables:

                                            Year 1997         Year 1996
                                           Compared To       Compared To
                                            Year 1996         Year 1995
                                          ============      ============
                                                (Dollars in millions)

Gas Revenue
 Pass through of net changes in
  purchased gas costs, gas storage
  and storage transportation costs        $        8.7      $       55.6
 Gas transition costs                             (4.4)            (33.5)
 Changes in sales levels                          (2.8)             77.5
 Gas transported                                   1.9              (1.1)
                                          ------------      ------------
Gas Revenue Change                        $        3.4      $       98.5
                                          ------------      ------------

Electric Revenue
 Pass through of net changes
  in fuel costs                           $        4.0      $        3.2
 Changes in sales levels                          (9.1)            (11.9)
                                          ------------      ------------
Electric Revenue Change                   $       (5.1)     $       (8.7)
                                          ------------      ------------
 Total Revenue Change                     $       (1.7)     $       89.8
                                          ============      ============


      See Rate Matters in Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

      The basic steel industry accounted for 36% of natural gas delivered (including volumes transported) and 33% of electric sales during 1997.

      Northern Indiana's rate schedules for gas and electric service to its customers contain an electric rate adjustment clause for changes in the cost of fuel and firm purchases of electric energy; and a gas rate adjustment clause to reflect changes in the cost of gas purchased, contracted gas storage and storage transportation costs. (See Fuel Adjustment Clause and Gas Cost Adjustment Clause under Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.)

      GAS COSTS. Gas costs increased $8.3 million (1.9%) in 1997 due to increased gas costs per dth, which were partially offset by decreased gas transition costs. The average cost for purchased gas in 1997, after adjustment for gas transition costs billed to transport customers, was $3.08 per dth as compared to $3.02 per dth in 1996. Gas costs increased $77.6 million (21.2%) in 1996 due to increased purchases and increased gas costs per dth, which were partially offset by decreased gas transition costs. The average cost for purchased gas in 1996, after adjustment for gas transition costs billed to transport customers, was $3.02 per dth as compared to $2.63 per dth in 1995.

      FUEL AND PURCHASED POWER. Cost of fuel for electric generation in 1997 increased mainly as a result of increased production. The average cost per kwh generated decreased 2.3% from 1996 to 15.43 mills. The cost of fuel for electric generation in 1996 decreased mainly as a result of decreased production. The average cost per kwh generated decreased 0.6% from 1995 to
15.79 mills.

      Power purchased decreased $16.5 million in 1997 as a result of decreased bulk power purchases. Power purchased increased $10.1 million in 1996 as a result of increased bulk power purchases and increased cost per megawatt purchased.

      OPERATING MARGINS.  Operating margins increased $1.1 million in 1997 to $1.024 billion. The gas operating margin decreased $4.9 million in 1997 due to decreased sales to residential and commercial customers reflecting milder weather, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. Operating margin from electric sales increased $6.0 million due to increased sales to residential and commercial customers, and increased wholesale transactions, partially offset by decreased sales to industrial customers. Operating margins increased $11.2 million in 1996 to $1.023 billion. The gas operating margin increased $20.9 million in 1996, due to the increased sales to residential and commercial customers reflecting colder weather during the first quarter of 1996, increased sales to industrial and wholesale customers, and increased deliveries of gas transported for others. Operating margins from electric sales decreased $9.7 million in 1996 due to decreased sales to residential customers reflecting cooler summer weather in 1996, and decreased sales to industrial customers due to plant operational difficulties at several major customers, which were partially offset by increased sales to commercial and wholesale customers.

      OPERATING EXPENSES AND TAXES. Operating expenses and taxes (except income) in 1997 decreased 0.1% from 1996 to $632.9 million and in 1996 increased 1.2% from 1995 to $633.4 million.

      Operation expenses decreased $11.8 million in 1997 over 1996 due to reduced pension costs, reduced environmental costs of $4.2 million and reduced pollution control facility costs of $4.1 million. Operation expenses increased $2.4 million in 1996 over 1995 due to increased pollution control facility costs, environmental costs of $5.4 million, and other various increased operating costs partially offset by reduced pension costs.

      Maintenance expenses remained relatively unchanged in 1997 from 1996. Maintenance expense decreased $8.2 million in 1996 from 1995 mainly reflecting decreased maintenance activity at electric production facilities and gas underground storage facilities.

      Depreciation and amortization expenses increased $11.5 million in 1997 from 1996 resulting from plant additions. Depreciation and amortization expenses increased $13.3 million in 1996 from 1995 resulting from plant additions, increased amortization of computer software and the amortization of deferred costs related to scrubber services provided by Pure Air at the Bailly Generating Station.

      Utility income taxes increased $1.0 million in 1997 from 1996, increased $2.5 million in 1996 from 1995, in each period mainly as a result of increased pre-tax income.

      Other Income (Deductions) decreased $3.9 million in 1997 from 1996 mainly as a result of the sale of Cresent Dunes Lakeshore property to the National Park Service in 1996. Other Income (Deductions) increased $3.9 million in 1996 from 1995 mainly reflecting the sale of Crescent Dunes Lakeshore property to the National Park Service.

      Interest charges decreased $2.6 million and increased $1.9 million in 1997 and 1996, respectively. The 1997 decrease reflects decreased short-term borrowing during the year. The 1996 increase reflects the issuance of $169,275,000 of Northern Indiana's Medium-Term Notes, Series D and the discontinuance of carrying charges on deferred charges related to the Bailly Generating Station scrubber service agreement.

      See Notes to Consolidated Financial Statements for a discussion of accounting policies and transactions impacting this analysis.

      ENVIRONMENTAL MATTERS. Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $19 million to cover probable corrective actions as of December 31, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Northern Indiana.

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

      Refer to Environmental Matters in Notes to Consolidated Financial Statements for a more detailed discussion of the status of certain environmental issues.

      LIQUIDITY AND CAPITAL RESOURCES. Construction expenditures by Northern Indiana for 1997, 1996 and 1995 were approximately $174 million, $198 million, and $186 million, respectively. Northern Indiana's total utility plant investment on December 31, 1997, was $5.6 billion.

      On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes.
As of December 31, 1997, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of December 31, 1997, Northern Indiana had $71.5 million in commercial paper outstanding, having a weighted average interest rate of 6.16%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of December 31, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fee to a combination of fees which are mutually satisfactory to both parties. As of December 31, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuances of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of December 31, 1997, $47.5 million of borrowings were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At December 31, 1997, there were no borrowings outstanding under this facility.

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

      YEAR 2000 COSTS. Northern Indiana has several major projects underway to modify portions of its systems for proper functioning in the year 2000. These include a project to evaluate Northern Indiana's proprietary software and to work with each of Northern Indiana's software vendors to assure that appropriate steps are being taken to mitigate the problem in each vendor's software or, in some cases, to replace software with year 2000 compliant software; a project to identify and mitigate problems wherever they exist in Northern Indiana's systems (ranging from equipment used in Northern Indiana's generating stations to Northern Indiana's phone system that have date information within them); and an initiative to assure that each entity that electronically receives information from Northern Indiana or sends information to Northern Indiana is aware of the steps that Northern Indiana is taking and is taking appropriate steps of its own to address the problem. Consistent with its plan, Northern Indiana expects to be year 2000 compliant with some systems as early as third quarter 1998 and other systems no later than the third quarter of 1999.

      Northern Indiana estimates that costs to become year 2000 compliant will be approximately $6-$9 million, including acquisition costs of new systems which will be capitalized consistent with Northern Indiana's accounting policies. Costs related to maintenance or modification of Northern Indiana's systems have been and will be expensed as incurred. Northern Indiana does not anticipate the related costs to have a material impact on its results of operations, nor does Northern Indiana currently anticipate any disruption of its ability to deliver service as a result of the year 2000 issue.

      COMPETITION. The Energy Policy Act of 1992 (Energy Act) allows FERC to order electric utilities to grant access to transmission systems by third party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. On April 24, 1996, FERC issued its Order No. 888-A which opens wholesale power sales to competition and requires public utilities owning, controlling, or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service they provide themselves. Northern Indiana filed its tariff as did virtually all other transmission owners subject to FERC jurisdiction. Order No. 888-A also provides for the full recovery of stranded costs - that is, costs that were prudently incurred to serve power customers and that could go unrecovered if these customers use open access to move to another supplier. FERC expects this rule will accelerate competition and bring lower prices and more choices to wholesale energy customers. On November 25, 1997, FERC issued Order No. 888-B on rehearing, affirming in all important respects its earlier Order No. 888-A. Although wholesale customers represent a relatively small portion of Northern Indiana's sales, Northern Indiana will continue its efforts to retain and add customers by offering competitive rates.

      In both January 1997 and January 1998, legislation was introduced in the Indiana General Assembly addressing electric utility competition and deregulation. The proposed legislation was not adopted, but similiar legislation may be reintroduced in the future. Northern Indiana has begun discussions with other utilities and its largest customers on the technical and economic aspects of possible legislation to allow customer choice.

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

      Northern Indiana filed a petition for an Alternative Regulatory Plan
(ARP) with the Commission on November 29, 1995. Following negotation and settlement with major intervenors, Northern Indiana submitted a modified ARP to the Commission on May 9, 1997. In its modified ARP, Northern Indiana proposed to implement new rates and services that would include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, an incentive gas cost mechanism and a price protection program. On October 8, 1997, the Commission issued an order approving, in all respects, the modified ARP which became effective November 1, 1997. The first pilot program was launched in January 1998 and the first gas volumes will flow under this program by April 1, 1998. ERI Services, Inc. and Enron Capital and Trade Resources Corp. filed Petitions for Rehearing of the Commission Order, and during the first quarter of 1998 the Commission denied such petition.

      To date, Northern Indiana's system has not been materially adversely affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

      FORWARD LOOKING STATEMENTS. This report contains forward looking statements within the meaning of the securities laws. Northern Indiana cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Northern Indiana, customer's usage patterns and preferences, the speed and degree to which competition enters the utility industries, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of Northern Indiana.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The primary market risks to which Northern Indiana is exposed and in connection with which Northern Indiana uses market risk sensitive instruments are commodity risk and interest rate risk.

      Although Northern Indiana is subject to commodity price risk as part of its traditional operations, the current regulatory framework within which Northern Indiana operates allows for full collection of fuel and gas costs in rate-making. Consequently, there is limited commodity price risk after consideration of the related rate-making. However, as the utility industry deregulates, Northern Indiana will be providing services without the benefit of the traditional rate-making allowances and will therefore be more exposed to commodity price risk.

      Northern Indiana utilizes commodity futures and option contracts to minimize the impact of price changes to a small portion of its supply portfolio. The Commission issued an order approving the inclusion of any gains or losses associated with the use of derivative financial and commodity instruments into Northern Indiana's gas cost adjustment clause.

      Because the commodities covered by Northern Indiana's derivative financial and commodity instruments are substantially the same commodities that Northern Indiana buys and sells in the physical market, no special correlation studies other than monitoring the degree of convergence between the derivative and cash market are deemed necessary.

      Due to the provisions of the gas cost adjustment clause and the fuel adjustment clause, movements in the natural gas and electric market prices would not impact net income.

      Northern Indiana utilizes long-term debt as a primary source of capital in its business. A significant portion of Northern Indiana's long-term debt consists of fixed price debt instruments which have been and will be refinanced at lower interest rates if Northern Indiana deems it to be economical. Refer to Consolidated Statement of Long-Term Debt for detailed information related to Northern Indiana's long-term debt outstanding and Fair Value of Financial Instruments in Notes to Consolidated Financial Statements for current market valuation of long-term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Pages
                                                          =========

      Report of Independent Public Accountants              18-19

      Consolidated Statement of Income for the years
       ended December 31, 1997, 1996, and 1995              19-20

      Consolidated Balance Sheet - December 31, 1997
       and 1996                                             20-22

      Consolidated Statement of Capitalization -
       December 31, 1997 and 1996                           22-24

      Consolidated Statement of Long-term Debt -
       December 31, 1997 and 1996                           24-25

      Consolidated Statement of Cash Flows for the
       years ended December 31, 1997, 1996, and 1995        25-26

      Consolidated Statement of Retained Earnings for
       the years ended December 31, 1997, 1996, and 1995    26-27

      Notes to Consolidated Financial Statements            27-49


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE BOARD OF DIRECTORS OF
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet and consolidated statements of capitalization and long-term debt of Northern Indiana Public Service Company (an Indiana corporation and a wholly-owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing in Item 14(a)(2)listed on Page 60 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /s/  Arthur Andersen LLP

Chicago, Illinois
January 30, 1998

CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31,                    1997        1996        1995
                                        ==========  ==========  ==========
                                              (Dollars in thousands)

Operating Revenues:
 (Notes 2, 4 and 21)
  Gas                                   $  735,299  $  731,874  $  633,355
  Electric                               1,017,083   1,022,231   1,030,923
                                        ----------  ----------  ----------
                                         1,752,382   1,754,105   1,664,278
                                        ----------  ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                                 452,436     444,141     366,487
 Fuel for electric generation              238,548     233,215     242,337
 Power purchased                            37,274      53,751      43,681
                                        ----------  ----------  ----------
                                           728,258     731,107     652,505
                                        ----------  ----------  ----------
Operating Margin                         1,024,124   1,022,998   1,011,773
                                        ----------  ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                                269,275     281,066     278,683
  Maintenance (Note 2)                      68,853      68,729      76,953
  Depreciation and
   amortization (Note 2)                   223,025     211,545     198,259
  Taxes (except income)                     71,752      72,069      71,831
                                        ----------  ----------  ----------
                                           632,905     633,409     625,726
                                        ----------  ----------  ----------
Operating Income Before
 Utility Income Taxes                      391,219     389,589     386,047
                                        ----------  ----------  ----------
Utility Income Taxes (Note 6)              110,099     109,051     106,574
                                        ----------  ----------  ----------

Operating Income                           281,120     280,538     279,473
                                        ----------  ----------  ----------
Other Income (Deductions)                   (3,659)        240      (3,619)
                                        ----------  ----------  ----------

Interest Charges:
 Interest on long-term debt                 69,427      68,798      72,339
 Other interest                              7,574      11,225       8,395
 Allowance for borrowed funds used
  during construction and carrying
  charges (Note 2)                            (354)       (805)     (3,320)
 Amortization of premium, reacquisition
  premium, discount and expense on
  debt, net                                  4,194       4,250       4,119
                                        ----------  ----------  ----------
                                            80,841      83,468      81,533
                                        ----------  ----------  ----------

Net Income                                 196,620     197,310     194,321

Dividend requirements on
 preferred stocks                            8,539       8,712       9,046
                                        ----------  ----------  ----------
Balance available
 for common shares                      $  188,081  $  188,598  $  185,275
                                        ==========  ==========  ==========

Common dividends declared               $  187,775  $  187,450  $  185,725
                                        ==========  =========== ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                   1997           1996
                                            ===========    ===========
                                              (Dollars in thousands)

ASSETS

UTILITY PLANT, at original cost (including
 construction work in progress of
 $140,534 and $162,123, respectively)
 (Note 2):
  Electric                                  $ 4,066,568    $ 4,050,084
  Gas                                         1,223,693      1,176,871
  Common                                        351,350        346,636
                                            -----------    -----------
                                              5,641,611      5,573,591

    Less - Accumulated provision for
     depreciation and amortization            2,613,352      2,499,687
                                            -----------    -----------
      Total Utility Plant                     3,028,259      3,073,904
                                            -----------    -----------

OTHER PROPERTY AND INVESTMENTS                    1,215          8,971
                                            -----------    -----------
CURRENT ASSETS:
 Cash and cash equivalents                        9,800          8,279
 Accounts receivable, less reserve of
  $4,524 and $4,568, respectively (Note 2)      101,188        111,866
 Fuel adjustment clause (Note 2)                  2,679          9,149
 Gas cost adjustment clause (Note 2)             86,520         98,167
 Materials and supplies, at average cost         53,666         56,796
 Electric production fuel, at average cost       18,837         26,483
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                        45,880         50,409
 Prepayments and other                           23,128         25,826
                                            -----------    -----------
      Total Current Assets                      341,698        386,975
                                            -----------    -----------

OTHER ASSETS:
 Regulatory assets (Note 2)                     205,965        239,547
 Prepayments and other (Note 7)                  97,777         64,883
                                            -----------    -----------
      Total Other Assets                        303,742        304,430
                                            -----------    -----------
                                            $ 3,674,914    $ 3,774,280
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                   1997           1996
                                            ===========    ===========
                                               (Dollars in thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common shareholder's equity                $ 1,018,303    $ 1,017,996
 Preferred stocks (Note 9) -
   Series without mandatory
    redemption provisions (Note 10)              81,123         81,126
   Series with mandatory
    redemption provisions (Note 11)              58,841         61,246
 Long-term debt, excluding amounts due
  within one year (Note 15)                   1,079,496        992,008
                                            -----------    -----------
      Total capitalization                    2,237,763      2,152,376
                                            -----------    -----------

CURRENT LIABILITIES:
 Current portion of long-term debt               51,009         67,247
  (Note 16)
 Short-term borrowings (Note 17)                119,000        272,905
 Accounts payable                               127,742        190,182
 Dividends declared on common and
  preferred stocks                               56,198         54,255
 Customer deposits                               20,236         16,768
 Taxes accrued                                   88,852         78,806
 Interest accrued                                 7,646          5,851
 Accrued employment costs                        51,095         40,915
 Other                                           34,051         27,934
                                            -----------    -----------
      Total current liabilities                 555,829        754,863
                                            -----------    -----------

OTHER:
 Deferred income taxes (Note 6)                 602,936        597,105
 Deferred investment tax credits, being
  amortized over life of related property
   (Note 6)                                      99,853        107,058
 Deferred credits                                53,323         50,058
 Accrued liability for postretirement
  benefits (Note 8)                             115,177        104,123
 Other noncurrent liabilities                    10,033          8,697
                                            -----------    -----------
      Total other                               881,322        867,041
                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 4, 5, 18 and 19)
                                            $ 3,674,914    $ 3,774,280
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CAPITALIZATION

DECEMBER 31,                          1997                  1996
                                   ===========           ===========
                                         (Dollars in thousands)

COMMON SHAREHOLDER'S EQUITY:
  Common shares - without par
   value - authorized 75,000,000
   shares - issued and outstanding
   73,282,258 shares               $   859,488           $   859,488
  Additional paid-in capital            12,522                12,521
  Retained earnings                    146,293               145,987
                                   -----------           -----------
   Total common shareholder's
    equity                           1,018,303   45.5%     1,017,996   47.3%
                                   -----------           -----------

PREFERRED STOCKS, WHICH ARE
 REDEEMABLE SOLELY AT OPTION
 OF NORTHERN INDIANA:
  Cumulative preferred stock -
   $100 par value -
    4-1/4% series - 209,118 and
     209,145 shares outstanding,
     respectively                       20,912                20,915
    4-1/2% series - 79,996
     shares outstanding                  8,000                 8,000
    4.22% series - 106,198
     shares outstanding                 10,620                10,620
    4.88% series - 100,000
     shares outstanding                 10,000                10,000
    7.44% series - 41,890
     shares outstanding                  4,189                 4,189
    7.50% series - 34,842
     shares outstanding                  3,484                 3,484
    Premium on preferred stock             254                   254
  Cumulative preferred stock -
   no par value -
    Adjustable Rate (6.00% at
     December 31, 1997) -
     Series A (stated value -
     $50 per share), 473,285
     shares outstanding                 23,664                23,664
                                   -----------           -----------
                                        81,123    3.6%        81,126    3.8%
                                   -----------           -----------

REDEEMABLE PREFERRED STOCKS,
 SUBJECT TO MANDATORY REDEMPTION
 REQUIREMENTS OR WHOSE
 REDEMPTION IS OUTSIDE THE
 CONTROL OF NORTHERN INDIANA:
  Cumulative preferred stock -
   $100 par value -
    8.85% series - 62,500 and
     75,000 shares outstanding,
     respectively                        6,250                 7,500
    7-3/4% series - 38,906 and
     44,460 shares outstanding,
     respectively                        3,891                 4,446
    8.35% series - 57,000 and
     63,000 shares outstanding,
     respectively                        5,700                 6,300
  Cumulative preferred stock -
   no par value -
    6.50% series - 430,000
     shares outstanding                 43,000                43,000
                                   -----------           -----------
                                        58,841    2.7%        61,246    2.8%
                                   -----------           -----------
LONG-TERM DEBT                       1,079,496   48.2%       992,008   46.1%
                                   ___________  ______   ___________  ______

     Total capitalization          $ 2,237,763  100.0%   $ 2,152,376  100.0%
                                   ===========  ======   ===========  ======

The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED STATEMENT OF LONG-TERM DEBT

DECEMBER 31,                                      1997            1996
                                               ===========     ===========
                                                  (Dollars in thousands)

FIRST MORTGAGE BONDS -
 Series P, 6-7/8%, due October 1, 1998         $         0     $    14,509
 Series T, 7-1/2%, due April 1, 2002                39,500          40,000
 Series NN, 7.10%, due July 1, 2017                 55,000          55,000
                                               -----------     -----------
    Total                                           94,500         109,509
                                               -----------     -----------

POLLUTION CONTROL NOTES AND BONDS -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                   18,000          19,000
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 3.81% weighted
  average at December 31, 1997, due
  November 1, 2016                                 130,000         130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.78 weighted average at
  December 31, 1997, due November 1, 2007           24,000          24,000
 Series 1994 Bonds - Jasper County -
  Series A - 4.25% at December 31, 1997
  due August 1, 2010                                10,000          10,000
 Series 1994 Bonds - Jasper County -
  Series B - 4.25% at December 31, 1997,
  due June 1, 2013                                  18,000          18,000
 Series 1994 Bonds - Jasper County -
  Series C - 4.25% at December 31, 1997,
  due April 1, 2019                                 41,000          41,000
                                               -----------     -----------
    Total                                          241,000         242,000
                                               -----------     -----------

MEDIUM-TERM NOTES -
 Issued at interest rates between 6.10%
  and 7.69% with a weighted average interest
  rate of 7.00% and various maturities between
  April 5, 2000 and August 4, 2027                 748,025         644,025
                                               -----------     -----------
UNAMORTIZED PREMIUM AND DISCOUNT
 ON LONG-TERM DEBT, NET                             (4,029)         (3,526)
                                               -----------     -----------
    Total long-term debt, excluding
     amounts due in one year                   $ 1,079,496     $   992,008
                                               ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31,                 1997          1996         1995
                                    ===========   ===========   ===========
                                             (Dollars in thousands)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                        $   196,620   $   197,310   $   194,321

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization         223,025       211,545       198,259
  Deferred federal and state
   operating income taxes, net           (8,414)       26,117        (3,247)
  Deferred investment tax
   credits, net                          (7,205)       (7,327)       (7,436)
  Advance contract payment                1,900       (17,100)           0
  Change in certain assets and
   liabilities -
    Accounts receivable, net             10,678       (15,790)      (15,099)
    Electric production fuel              7,646       (12,225)        4,089
    Materials and supplies                3,130         7,028            11
    Natural gas in storage                4,529         3,004        19,049
    Accounts payable                    (51,273)       35,517        (7,839)
    Taxes accrued                        21,488        14,628       (11,156)
    Fuel adjustment clause                6,470         1,152        (8,687)
    Gas cost adjustment clause           11,647       (94,054)       23,731
    Accrued employment costs             10,180        (4,856)        2,511
    Other accruals                        6,117       (14,488)       21,116
   Other, net                            21,799         6,962           888
                                    -----------   -----------   -----------
     Net cash provided by
      operating activities              458,337       337,423       410,511
                                    -----------   -----------   -----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures            (174,231)     (198,223)     (185,560)
  Other, net                             (3,191)       22,102           710
                                    -----------   -----------   -----------
     Net cash used in investing
      activities                       (177,422)     (176,121)     (184,850)
                                    -----------   -----------   -----------

CASH FLOWS PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES:
  Issuance of long-term debt            139,000             0       168,386
  Issuance of short-term debt           534,430     1,172,150       943,200
  Net change in commercial paper       (122,405)      149,105      (111,700)
  Retirement of long-term debt          (67,247)      (80,000)     (120,868)
  Retirement of short-term debt        (565,930)   (1,211,950)     (917,100)
  Retirement of preferred stock          (2,408)       (2,604)       (7,095)
  Cash dividends paid on
   common shares                       (185,775)     (182,950)     (180,475)
  Cash dividends paid on
   preferred shares                      (8,556)       (8,766)       (9,241)
  Other, net                               (503)          514          (284)
                                    -----------   -----------   -----------
     Net cash used in
      financing activities             (279,394)     (164,501)     (235,177)
                                    -----------   -----------   -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                1,521        (3,199)       (9,516)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                      8,279        11,478        20,994
                                    -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                      $     9,800   $     8,279   $    11,478
                                    ===========   ===========   ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED STATEMENT OF RETAINED EARNINGS

YEAR ENDED DECEMBER 31,                    1997       1996       1995
                                        =========  =========  =========
                                              (Dollars in thousands)

BALANCE AT BEGINNING OF PERIOD          $ 145,987  $ 144,839  $ 145,289

ADD:
NET INCOME                                196,620    197,310    194,321
                                        ---------  ---------  ---------
                                          342,607    342,149    339,610
                                        ---------  ---------  ---------

LESS:
 DIVIDENDS:
  Cumulative Preferred stock -
   4-1/4% series                              889        889        891
   4-1/2% series                              360        360        360
   4.22%  series                              448        448        448
   4.88%  series                              488        488        488
   7.44%  series                              312        312        312
   7.50%  series                              261        261        261
   8.85%  series                              682        793        903
   7-3/4% series                              362        395        449
   8.35%  series                              522        572        622
   6.50%  series                            2,795      2,795      2,795
   Adjustable Rate, series A                1,420      1,399      1,517

  Common shares                           187,775    187,450    185,725
                                       ----------  ---------  ---------
                                          196,314    196,162    194,771
                                       ----------  ---------  ---------
BALANCE AT END OF PERIOD                $ 146,293  $ 145,987  $ 144,839
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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas and common properties. The provisions, as a percentage of the cost of depreciable utility plant, were approximately 4.3% for the year 1997, 4.2% for year 1996, and 4.1% for year 1995. The depreciation rates for electric and gas properties were 3.55% and 4.92%, respectively.

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

      AMORTIZATION OF SOFTWARE COSTS. Northern Indiana has capitalized software relating to various technology functions. At the date of installation, Northern Indiana estimates that the specific software will have a useful life between five and ten years. The FERC prescribes certain amortization periods, and Northern Indiana's management has determined that, on average, these are reasonable useful life estimates for the portfolio of capitalized software. Northern Indiana includes these amortization estimates, based on useful life, in its quarterly filings with the Indiana state regulatory commission.

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

      ACCOUNTS RECEIVABLE. At December 31, 1997, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002. The December 31, 1997 and 1996 accounts receivable balances include approximately $5.4 million and $7.1 million respectively, due from associated companies.

      STATEMENT OF CASH FLOWS. For purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                                                   1997      1996      1995
                                                 ========  ========  ========
                                                    (Dollars in thousands)

Income taxes                                     $104,809  $ 73,631  $128,487

Interest, net of amounts capitalized             $ 75,085  $ 78,268  $ 80,635


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

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in December 1997 and 1996 the estimated replacement cost of gas in storage (current and non-current) at December 31, 1997 and 1996 exceeded the stated LIFO cost by approximately $42 million and $96 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Pursuant to agreement, effective July 1, 1996, Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NIPSCO Industries Management Services Company (NIMSC), a wholly-owned subsidiary of Industries.

      The costs of these services are charged to Northern Indiana based on payroll and expenses incurred by NIMSC's employees for the benefit of Northern Indiana. These costs which totaled $28.8 million for the year 1997 and $17.4 million for the six-month period ended December 31, 1996, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amount of $10.2 million and $17.3 million, representing 2.2% and 4.1% of Northern Indiana's total gas costs for years 1997 and 1996, respectively.

      Northern Indiana subleases a portion of office facilities to affiliated companies for a monthly fee, which includes operating expenses, based on space utilization.

      HEDGING ACTIVITIES. Northern Indiana uses commodity futures and option contracts to hedge the impact of natural gas price fluctuations related to its business activities. Gains and losses on these commodity-based derivative financial instruments are deferred and recognized in income concurrent with the related purchases and sales of natural gas.

      As of December 31, 1997, Northern Indiana executed options to hedge price risk associated with 3.0 billion cubic feet of natural gas stored in inventory. The deferred premiums paid for these options were not material.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Federal Energy Regulatory Commission (FERC). Accordingly, Northern Indiana's accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of December 31, 1997 and December 31, 1996, the regulatory assets identified below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:

                                                December 31,   December 31,
                                                    1997           1996
                                                =============  =============
                                                    (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 15)                                 $      46,426  $      49,890
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation  (See below)                66,546         70,763
Bailly scrubber carrying charges and
 deferred depreciation (See below)                      9,880         10,816
Deferral of SFAS No. 106 expense not
 recovered (Note 8)                                    83,965         87,005
FERC Order No. 636 transition costs (Note 4)           28,744         47,399
Regulatory income tax asset, net (Note 6)               9,664          9,002
                                                -------------  -------------
                                                      245,225        274,875
                                                -------------  -------------
Less: Current portion of regulatory assets             39,260         35,328
                                                -------------  -------------
                                                $     205,965  $     239,547
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

      At January 1, 1995 a pretax rate of 6.0% for all construction was being used; effective January 1, 1996, the rate decreased to 5.5% and effective January 1, 1997, the rate remained at 5.5%.

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

(3) RESOLUTION OF TAX MATTER: In 1991, the Internal Revenue Service (IRS) issued a notice of deficiency for Northern Indiana's taxes for the years 1982 through 1985 ($3,785,250 per year plus interest) relating to interest payments on $70 million of 17-1/4% Notes issued in 1981 by Northern Indiana's former foreign subsidiary, Northern Indiana Public Service Finance N.V. (Finance). The IRS maintained that interest paid on the Notes should have been subject to United States tax withholding. Northern Indiana challenged the assessment in the United States Tax Court (Tax Court) and the Tax Court ruled in favor of Northern Indiana, finding that the interest paid on the Notes was not subject to United States tax withholding. The IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Seventh Circuit (Court of Appeals) and Northern Indiana filed a cross appeal. On June 6, 1997, the Court of Appeals issued an order affirming in full the favorable
Tax Court order.  The IRS did not appeal the decision of the Court of Appeals.

(4) FERC ORDER NO. 636. Northern Indiana has recorded approximately $136 million of interstate pipeline transition costs since December 31, 1993 to reflect the impact of FERC Order No. 636, a majority of which costs have been paid to the pipeline suppliers. Northern Indiana expects that additional transition costs will not be significant. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(5) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $19 million to cover probable corrective actions as of December 31, 1997; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Northern Indiana.

      Because of major investments made in modern environmental control facilities and the use of low-sulfur coal, all of Northern Indiana's electric production facilities now comply with the specific sulfur dioxide limitations contained in the acid deposition provisions of the Clean Air Act Amendments of 1990 (CAAA). Reflecting this compliance, on December 31, 1997, Indiana Department of Environmental Management (IDEM) issued the Phase II Acid
Rain permits for all four of Northern Indiana's electric generating stations. As discussed below, however, other provisions of the CAAA impose additional requirements on Northern Indiana.

      On December 19, 1996, the Environmental Protection Agency (EPA) promulgated rules for Phase II of the Acid Rain nitrogen oxides (NOx)reduction program. For Phase I, during the summer of 1997, the EPA formally approved the Acid Rain Early Election permits for the pulverized coal units at D. H. Mitchell and R. M. Schahfer stations. The permits establish the Phase I limits for the NOx emissions on these units until 2007. On December 23, 1997, Northern Indiana submitted an Acid Rain Phase II NOx Compliance Plan to IDEM which included additional controls for two cyclone fired boilers and a plan for emission averaging to achieve the NOx limits for the system by 2000. Northern Indiana plans a project to demonstrate a cost effective combustion control technique on the Unit 12 cyclone fired boiler at Michigan City during 1998. The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants which may require significant capital expenditures for control of these emissions. Northern Indiana cannot predict what these requirements will be or the costs of complying with these potential requirements.

      On October 10, 1997, the EPA proposed a rule under the nonattainment provisions of the CAAA to reduce emissions transported across state boundaries that allegedly are contributing to nonattainment of the one hour ozone standard in downwind states. Because NOx is considered a precursor or cause of ozone formation, the EPA proposed significant NOx reductions for 22 states, including Indiana, to address the ozone transport issue. These proposals, and any resulting NOx emission limitations arise under different provisions of the CAAA than the Acid Rain NOx program and can result in additional, more restrictive emissions limitations than are imposed under the Acid Rain
Program. The EPA has encouraged states to achieve the reductions by requiring controls on electric utilities and large boilers. Northern Indiana is evaluating the EPA's proposal and evaluating potential requirements that could result from any final rule.

      The EPA issued final rules on July 18, 1997 revising the National
Ambient Air Quality Standards for ozone and particulate matter. The revised standards begin a regulatory process that may lead to reductions in particulate, NOx and possibly sulfur dioxide emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond reductions required in the Acid Rain nonattainment provisions of the CAAA. Northern Indiana cannot predict the costs of complying with future control requirements to meet these new standards. Northern Indiana will continue to closely monitor developments in this area and anticipates that the exact nature of the impact of the new standards on its operations will not be known for some time.

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

      In December 1997, at the Summit on Climate Change in Kyoto, Japan, 159 nations formally agreed to targets reducing worldwide levels of greenhouse gases. If the U.S. Senate ratifies the agreement, the Kyoto Protocol would impose an obligation on the United States to reduce its emissions of greenhouse gas to a level seven percent below 1990 levels during the period 2008 to 2012. The impact of this agreement on Northern Indiana is uncertain. Northern Indiana, as a charter member of the Department of Energy's Climate Challenge Program, the electric industries' voluntary reduction effort, has already implemented over 21 projects to voluntarily reduce greenhouse gas emissions. Northern Indiana continues to investigate methods to address reduction in carbon dioxide emissions and will monitor the development of U.S. climate change policy.

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

      During the course of various investigations, Northern Indiana has identified impacts to soil, groundwater, sediment and surface water from former manufactured-gas plants. At three sites where residues were noted seeping into rivers, Northern Indiana notified the IDEM and the EPA and immediately took steps to contain the material. Northern Indiana has worked with IDEM or the EPA on investigation or remedial activities at several sites. Three of the sites have been enrolled in the IDEM Voluntary Remediation Program (VRP). The goal of placing these sites in the VRP is to obtain IDEM approval of the selection and implementation of whatever remedial measures, if any, may be required. Northern Indiana anticipates placing additional sites in the VRP after remedial measures have been selected.

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay Northern Indiana for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site. In August 1997, Northern Indiana filed suit in federal court against Cinergy seeking recovery of those costs.

      In 1994, Northern Indiana approached various companies that provided insurance coverage which Northern Indiana believes covers costs related to actions taken at former manufactured-gas plants. There has been litigation between Northern Indiana and various insurance companies over covered costs. Northern Indiana has filed claims in state court against various insurance companies, seeking coverage for costs associated with several former manufactured-gas plants and damages for alleged misconduct by some of the insurance companies. The state court action is now proceeding. Northern Indiana has received cash settlements from several of the insurance companies.

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. Recently, researchers from the National Cancer Institute and the Childhood Cancer Group reported they found no evidence magnetic fields in homes increase the risk of childhood leukemia. This study follows an EMF report previously released by the U.S. National Research Council of the National Academy of Sciences, which concluded, after examining more than 500 EMF studies spanning seventeen years, that among other things, there was insufficient evidence to consider EMF a threat to human health. Despite the report's findings, future research appropriations are continuing to be dedicated to explore this issue.

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

      The components of the net deferred income tax liability at December 31, 1997 and 1996 are as follows:

                                              1997           1996
                                          ===========    ===========
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $   729,153    $   719,197
 AFUDC-equity                                  35,282         37,713
 Adjustment clauses                            33,829         40,700
 Take-or-pay gas costs                            384            765
 Other regulatory assets                       31,844         39,440
 Reacquisition premium on debt                 17,607         18,921

Deferred tax assets -
 Deferred investment tax credits              (37,869)       (40,602)
 Removal costs                               (144,111)      (131,718)
 FERC Order No. 636 transition costs                0         (8,144)
 Other postretirement/postemployment
  benefits                                    (43,680)       (42,434)
 Other, net                                    (5,516)       (10,433)
                                          -----------    -----------
                                              616,923        623,405
Less: Deferred income taxes related to
 current assets and liabilities                13,987         26,300
                                          -----------    -----------
Deferred income taxes - noncurrent        $   602,936    $   597,105
                                          ===========    ===========


      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                                1997       1996       1995

                                             =========  =========  =========
                                                  (Dollars in thousands)

Current income taxes -
 Federal                                     $ 108,902  $  77,947  $ 102,047
 State                                          16,816     12,314     15,210
                                             ---------  ---------  ---------
                                               125,718     90,261    117,257
                                             ---------  ---------  ---------
Deferred income taxes, net -
 Federal                                        (7,998)    23,817     (3,190)
 State                                            (416)     2,300        (57)
                                             ---------  ---------  ---------
                                                (8,414)    26,117     (3,247)
                                             ---------  ---------  ---------
Deferred investment tax credits, net            (7,205)    (7,327)    (7,436)
                                             ---------  ---------  ---------
   Total utility operating income taxes        110,099    109,051    106,574

Income tax applicable to non-operating
 activities and income of subsidiaries          (3,536)      (936)    (3,216)
                                             ---------  ---------  ---------
 Total income taxes                          $ 106,563  $ 108,115  $ 103,358
                                             =========  =========  =========


      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                                1997       1996       1995
                                             =========  =========  =========
                                                  (Dollars in thousands)

Net income                                   $ 196,620  $ 197,310  $ 194,321
Add - Income taxes                             106,563    108,115    103,358
                                             ---------  ---------  ---------
Net Income before income taxes               $ 303,183  $ 305,425  $ 297,679
                                             =========  =========  =========
Amount derived by multiplying pretax
 income by statutory rate                    $ 106,114  $ 106,899  $ 104,188

Reconciling items multiplied by the
 statutory rate:
  Book depreciation over related tax
   depreciation                                  4,072      4,621      4,018
  Amortization of deferred investment tax
   credits                                      (7,205)    (7,327)    (7,436)
  State income taxes, net of federal income
   tax benefit                                  10,247     10,240      9,577
  Reversal of deferred taxes provided at
   rates in excess of the current federal
   income tax rate                              (4,063)    (6,644)    (5,665)
  Other, net                                    (2,602)       326     (1,324)
                                             ---------  ---------  ---------
    Total income taxes                       $ 106,563  $ 108,115  $ 103,358
                                             =========  =========  =========


(7) PENSION PLAN: Industries has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The plan's funded status as of December 31, 1997 and 1996 are as follows:

                                                           1997        1996
                                                        =========   =========
                                                       (Dollars in thousands)



Vested benefit obligation                              $(643,193)   $(534,416)
Nonvested benefit                                       (114,262)    (103,284)
                                                       ---------    ---------
Accumulated benefit obligation                         $(757,455)   $(637,700)
                                                       =========    =========

Projected benefit obligation for service
 rendered to date                                      $(843,049)   $(732,870)
Plan assets at fair market value                         896,950      782,162
                                                       ---------    ---------
Plan assets in excess of projected
 benefit obligation                                       53,901       49,292
Unrecognized transition obligation at December 31,
 being recognized over seventeen years                    32,930       38,418
Unrecognized prior service cost                           45,502       23,736
Unrecognized gains                                       (51,191)     (67,111)
                                                       ---------    ---------
Prepaid pension costs                                  $  81,142    $  44,335
                                                       =========    =========


      The accumulated benefit obligation is the present value of future pension benefit payments and is based on the plan benefit formula without considering expected future salary increases. The projected benefit obligation considers estimated future salary increases. Discount rates of 7.00% and 7.75% and rates of increase in compensation levels of 4.50% and 5.50% were used to determine the accumulated benefit obligation and projected benefit obligation at December 31, 1997 and 1996, respectively. The increase in the accumulated benefit obligation at December 31, 1997 is mainly caused by the decrease in the discount rate from 7.75% to 7.00%.

      The following items are the components of provisions for pensions for the years ended December 31, 1997, 1996 and 1995:

                                                1997       1996       1995
                                              =========  =========  =========
                                                   (Dollars in thousands)

Service costs                                 $  13,325  $  15,877  $  11,865
Interest costs                                   55,921     52,788     51,834
Actual return on plan assets                   (122,537)   (86,622)  (133,793)
Amortization of transition obligation             5,488      5,488      5,488
Other net amortization and deferral              55,384     26,233     85,124
                                              ---------  ---------  ---------
                                              $   7,581  $  13,764  $  20,518
                                              =========  =========  =========


      Assumptions used in the valuation and determination of 1997, 1996 and 1995 pension expense were as follows:

                                                 1997      1996      1995
                                                ======    ======    ======

Discount rate                                    7.75%     7.25%     8.75%
Rate of increase in compensation levels          5.50%     5.50%     5.50%
Expected long-term rate of return on assets      9.00%     9.00%     9.00%


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

      The following table sets forth the plans' accumulated postretirement benefit obligation as of December 31, 1997 and December 31, 1996:

                                                 December 31,  December 31,
                                                     1997          1996
                                                 ============  ============
                                                   (Dollars in thousands)

Retirees                                         $    (85,356) $    (74,786)
Fully eligible active plan participants               (24,614)      (18,441)
Other active plan participants                        (85,033)     (101,710)
                                                 ------------  ------------
Accumulated postretirement benefit obligation        (195,003)     (194,937)
Plan assets at fair value                               2,400             0
                                                 ------------  ------------
Funded status                                        (192,603)     (194,937)
Unrecognized transition obligation at
 December 31, being recognized over twenty years      161,214       171,962
Amortization of prior service cost                      3,737             0
Unrecognized actuarial gain                           (99,262)      (88,784)
                                                 ------------  ------------
Accrued liability for postretirement benefits    $   (126,914) $   (111,759)
                                                 ============  ============


      A discount rate of 7% and a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5% and a discount rate of 7.75% and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6% were used to determine the accumulated postretirement benefit obligation at December 31, 1997 and 1996, respectively.

      The change in the accumulated postretirement benefit obligation reflects the decrease in the discount rate from 7.75% to 7.00%, substantially offset by favorable claim experience and reduction in the medical trend rate assumption.

      Net periodic postretirement benefit costs before consideration of the rate-making discussed above, for the years ended December 31, 1997, 1996 and 1995 include the following components:

                                                 1997       1996       1995
                                              =========  =========  =========
                                                    (Dollars in thousands)

Service costs                                 $   3,068  $   5,853  $   5,383
Interest costs                                   14,523     17,973     18,606
Amortization of transition obligation
 over twenty years                               10,747     11,348     11,348
Amortization of prior service cost                  279          0          0
Amortization of unrecognized actuarial gain      (5,778)      (497)    (2,164)
                                              ---------  ---------  ---------
                                              $  22,839  $  34,677   $ 33,173
                                              =========  =========  =========


      Assumptions used to determine net periodic postretirement costs were as follows:

                                                 1997      1996      1995
                                                ======    ======    ======

Discount rate                                    7.75%     7.25%     8.75%
Rate of compensation increase                    5.50%     5.00%     5.00%


      The pre-Medicare medical trend rates used for 1997, 1996 and 1995 were 8% declining to a long-term rate of 6%, 9% declining to a long-term rate of 6% and 11% declining to a long-term rate of 7%, respectively. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at December 31, 1997, by approximately $23.2 million and increase the aggregate of the service and interest cost components of plan costs by approximately $2.6 million for the year ended December 31, 1997. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(10)  PREFERRED STOCKS, REDEEMABLE SOLELY AT OPTION OF NORTHERN INDIANA (SEE
NOTE 9):

      The redemption prices at December 31, 1997 for the cumulative preferred stock of Northern Indiana, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, are as follows:

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

 Adjustable rate (6.00% at December 31, 1997),
  Series A (stated value $50 per share)                 $  50.00


(11)  REDEEMABLE PREFERRED STOCKS (SEE NOTE 9):

      The redemption prices at December 31, 1997, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

                                                  Sinking Fund Or Mandatory
Series      Redemption Price Per Share              Redemption Provisions
======     ============================        ==============================
Cumulative preferred stock - $100 par value -

 8.85%     $101.11, reduced periodically       12,500 shares on or before
                                                April 1.

 8.35%     $103.69, reduced periodically       3,000 shares on or before
                                                July 1; increasing to 6,000
                                                shares beginning in 2004;
                                                noncumulative option to
                                                double amount each year.

 7-3/4%    $104.23, reduced periodically       2,777 shares on or before
                                                December 1; noncumulative
                                                option to double amount
                                                each year.

Cumulative preferred stock - no par value -

 6.50%     $100.00 on October 14, 2002         430,000 shares on
                                                October 14, 2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 1997 for each of the four years subsequent to December 31, 1998, are as follows:

Year Ending December 31,
========================

1999         $ 1,827,700
2000         $ 1,827,700
2001         $ 1,827,700
2002         $ 1,827,700


(12) COMMON SHARE DIVIDEND: Northern Indiana's Indenture provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At December 31, 1997 Northern Indiana had approximately $146.3 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(13) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, Northern Indiana's common shares are wholly-owned by Industries. On December 16, 1997, the Industries Board of Directors authorized a two-for-one stock split of Industries' common stock. Industries' shareholders received one additional common share for each common share held. The stock split was paid February 20, 1998, to shareholders of record at the close of business on January 30, 1998. Accordingly, references in the Annual Report to Industries' common shares reported for the period including per share amounts and stock option data of Industries' common stock have been restated to reflect the two-for-one stock split as if it had occured at the beginning of the earliest period.

(14) LONG-TERM INCENTIVE PLAN: Industries has two long-term incentive plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 5.0 million of Industries common shares to key employees through 1998 and 2004, respectively. At December 31, 1997, there were 9,156 shares and 3,879,500 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, and performance units. No incentive stock options or performance units were outstanding at December 31, 1997. Under both Plans, the exercise price of each option equals the market price of Industries' common shares on the date of grant. Each option's maximum term is ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries' common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1997 and 1996 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 542,666, 524,000 and 661,000 restricted shares outstanding at December 31, 1997, 1996 and 1995, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been recognized in the Consolidated Statement of Income for restricted stock awards was $0.7 million and $0.9 million for the years ended December 31, 1997 and 1996, respectively. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts.

                                               Year            Year
                                              Ended           Ended
                                           December 31,    December 31,
                                               1997            1996
                                           ============    ============
                                              (Dollars in thousands)

Net Income:
 As reported                               $ 196,620       $ 197,310
 Pro forma                                 $ 195,770       $ 196,663


      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 1997 and 1996, respectively: risk-free interest rate of 6.29% and 6.39%, expected dividend yield of $0.87 and $0.84 per share, expected option term of five and one-quarter years and five years, respectively, and expected volatility of 12.7% and 13.2%. The weighted average fair value of options granted to all plan participants was $2.66 and $2.50 for the years ended December 31,1997 and 1996, respectively. There were 533,600 and 556,600 non-qualified stock options granted to all plan participants for the years ended December 31, 1997 and 1996, respectively.

(15) LONG-TERM DEBT: The sinking fund requirements of long-term debt outstanding at December 31, 1997 (including the maturity of first mortgage bonds: Series T, 7-1/2%, due April 1, 2002; and the medium-term notes due from March 20, 2000 to June 12, 2002), for each of the four years subsequent to December 31, 1998 are as follows:

Year Ending December 31,
========================

1999        $  2,000,000
2000        $158,000,000
2001        $ 19,000,000
2002        $ 59,000,000


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

      On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes.
As of December 31, 1997, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

(16) CURRENT PORTION OF LONG-TERM DEBT: At December 31, 1997 and 1996, Northern Indiana's current portion of long-term debt due within one year was as follows:

                                                 December 31,   December 31,
                                                     1997           1996
                                                 ============   ============
                                                    (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 First mortgage bonds -
  Series O, 6-3/8% - due September 1, 1997       $          0   $     25,747
  Series P, 6-7/8% - due October 1, 1998               14,509              0
 Medium-term notes -
  Interest rates of 5.83% and 5.95% with a
   weighted average interest rate of 5.86%
   and various maturities between
   April 6, 1998 and April 13, 1998                    35,000         40,000
 Sinking funds due within one year                      1,500          1,500
                                                 ------------   ------------
 Total current portion of long-term debt         $     51,009   $     67,247
                                                 ============   ============


(17) SHORT-TERM BORROWINGS: Northern Indiana uses commercial paper to fund short-term working capital requirements.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of December 31, 1997, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of December 31, 1997, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of December 31, 1997 and 1996, $47.5 million and $79.0 million of borrowings, respectively, were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At December 31, 1997, there were no borrowings outstanding under this facility.

      At December 31, 1997 and 1996, Northern Indiana's short-term borrowings were as follows:

                                                 December 31,   December 31,
                                                     1997           1996
                                                 ============   ============
                                                    (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Commercial paper -
  Weighted average interest rate of 6.16%
   at December 31, 1997                          $     71,500   $    193,905
 Notes payable -
  Issued at interest rates between 6.03%
   and 6.38% with a weighted average
   interest rate of 5.86% and various
   maturities between January 9, 1998 and
   January 23, 1998                                    47,500         79,000
                                                 ------------   ------------
 Total short-term borrowings                     $    119,000   $    272,905
                                                 ============   ============


(18) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.4 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997:

Year Ending December 31,     (Dollars in thousands)
========================     ======================

1998                                $   4,357
1999                                    3,276
2000                                    3,055
2001                                    3,055
2002                                    3,055
Later years                            33,143
                                    ---------
Total minimum payments required     $  49,941
                                    =========


      The consolidated financial statements include rental expense for all operating leases as follows:

Year Ending December 31,     (Dollars in thousands)
========================     ======================

1997                                $   7,675
1996                                $   9,249
1995                                $  10,824



(19) COMMITMENTS: Northern Indiana estimates that approximately $762 million will be expended for construction purposes for the period from January 1, 1998 to December 31, 2002. Substantial commitments have been made by Northern Indiana in connection with this program.

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

      Northern Indiana has entered into an agreement with IBM to perform all data center, application development and maintenance, and desktop management for Northern Indiana.

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

      The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:

                            December 31, 1997         December 31, 1996
                         ----------------------    ----------------------
                          Carrying   Estimated      Carrying   Estimated
                           Amount    Fair Value      Amount    Fair Value
                         ==========  ==========    ==========  ==========
                                       (Dollars in thousands)

Cash and cash
 equivalents             $    9,800  $    9,800    $    8,279  $    8,279
Investments              $      256  $      256    $      256  $      256
Long-term debt
 (including current
  portion)               $1,130,505  $1,128,851    $1,059,255  $1,026,743
Preferred stock          $  141,792  $  135,317    $  144,200  $  126,379


      Northern Indiana is subject to regulation and gain or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(21) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The following table shows the basic steel industry percentage of gas revenue (including transportation services) and electric revenue for 1997, 1996 and 1995.

Basic Steel Industry                                1997     1996     1995
====================                               ======   ======   ======

Gas revenue percent                                   5 %      2 %      6 %
Electric revenue percent                             20 %     22 %     22 %


(22)  QUARTERLY FINANCIAL DATA:

The following data summarize certain operating results for each of the quarters of 1997 and 1996:

            1997 Quarters Ended   March 31    June 30   Sept. 30   Dec. 31
                                 ========== ========== ========== ==========
                                            (Dollars in thousands)

Operating revenues               $  551,498 $  352,595 $  360,727 $  487,562
Operating expenses and taxes        463,646    300,026    305,224    402,366
                                 ---------- ---------- ---------- ----------
Operating income                     87,852     52,569     55,503     85,196
Other income (deductions)              (409)    (1,036)    (1,041)    (1,173)

Interest charges                     20,111     19,805     20,463     20,462
                                 ---------- ---------- ---------- ----------
Net income                           67,332     31,728     33,999     63,561

Dividend requirements on
 preferred stock                      2,167      2,128      2,123      2,121
                                 ---------- ---------- ---------- ----------
Balance available for
 common shares                   $   65,165 $   29,600 $   31,876 $   61,440
                                 ========== ========== ========== ==========


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
                                 ========== ========== ========== ==========

(23) SEGMENTS OF BUSINESS: Northern Indiana is a public utility operating engaged in distributing natural gas and electric energy. The reportable items for gas and electric segments for the years 1997, 1996 and 1995 are as follows:

                                             1997        1996        1995
                                          ==========  ==========  ==========
                                                (Dollars in thousands)

Operating information -
 Gas operations:
  Operating revenues                      $  735,299  $  731,874  $  633,355
  Operating expenses, excluding
   provision for utility income taxes        655,867     642,913     555,072
                                           ----------  ----------  ----------
  Operating income before utility
   income taxes                               79,432      88,961      78,283
                                          ----------  ----------  ----------
Electric operations:
  Operating revenues                       1,017,083   1,022,231   1,030,923
  Operating expenses, excluding
   provision for utility income taxes        705,296     721,603     723,159
                                          ----------  ----------  ----------
  Operating income before utility
   income taxes                              311,787     300,628     307,764
                                          ----------  ----------  ----------
 Total                                       391,219     389,589     386,047
 Other income (deductions)                    (3,659)        240      (3,619)
 Less-interest charges                        80,841      83,468      81,533
 Less-provision for utility income taxes     110,099     109,051     106,574
                                          ----------  ----------  ----------
Net income per Consolidated
 Statement of Income                         196,620     197,310     194,321

Dividend requirements on
 preferred stocks                              8,539       8,712       9,046
                                          ----------  ----------  ----------
Balance available for common shares       $  188,081  $  188,598  $  185,275
                                          ==========  ==========  ==========

Other information-
 Depreciation and amortization expense:
  Electric                                $  153,843  $  146,444  $  139,432
  Gas                                         69,182      65,101      58,827
                                          ----------  ----------  ----------
      Total                               $  223,025  $  211,545  $  198,259
                                          ==========  ==========  ==========

 Construction expenditures:
  Electric                                $  115,012  $  146,660  $  132,273
  Gas                                         59,219      51,563      53,287
                                          ----------  ----------  ----------
      Total                               $  174,231  $  198,223  $  185,560
                                          ==========  ==========  ==========

Investment information-
 Identifiable assets (a):
  Electric                                $2,507,905  $2,575,995  $2,586,121
  Gas                                        833,106     867,891     768,736
                                          ----------  ----------  ----------
      Total                                3,341,011   3,443,886   3,354,857
 Other corporate assets                      333,903     330,394     251,342
                                          ----------  ----------  ----------
      Total assets                        $3,674,914  $3,774,280  $3,606,199
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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   EXECUTIVE OFFICERS OF THE REGISTRANT
                   ------------------------------------
                              Years with
                              Northern
     Name               Age    Indiana       Offices Held in Past 5 Years
=====================   ====  ==========  ==================================

Gary L. Neale           58        8       Chairman, President and Chief
                                           Executive Officer since March 1993.
                                           President and Chief Operating
                                           Officer prior thereto.

Stephen P. Adik         54       10       Executive Vice President and Chief
                                           Financial Officer since April 1997.
                                           Executive Vice President and Chief
                                           Financial Officer, Finance and
                                           Administration from April 1996 to
                                           March 1997.  Executive Vice
                                           President and Chief Financial
                                           Officer from April 1994 to March
                                           1996.  Senior Vice President
                                           and General Manager, Finance and
                                           Accounting prior thereto.

Patrick J. Mulchay      56       35       Executive Vice President and Chief
                                           Operating Officer since July 1996.
                                           Executive Vice President and Chief
                                           Operating Officer, Electric from
                                           January 1994 to June 1996.  Vice
                                           President and General Manager, Gas
                                           Operations prior thereto.


Jeffrey W. Yundt        52       18       Executive Vice President since July
                                           1996.  Executive Vice President
                                           and Chief Operating Officer, Gas
                                           from January 1994 to June 1996.
                                           Vice President and General Manager,
                                           Energy Distribution prior thereto.


Joseph L. Turner, Jr.   61       12       Senior Vice President, Major
                                           Accounts since July 1996.  Group
                                           Vice President, Major Accounts
                                           from January 1996 to June 1996.
                                           Group Vice President, Industrial
                                           Marketing and Economic Development
                                           from January 1994 to December 1995.
                                           Vice President and General Manager,
                                           Corporate Marketing prior thereto.

James K. Abcouwer       44        3       Senior Vice President, Commercial
                                           Operations since February 1998.
                                           Vice President and General Manager,
                                           Customer Services and Distribution.
                                           from July 1996 to January 1998.
                                           Vice President, Gas Supply from
                                           June 1994 to June 1996.

Jerry L. Godwin         55        3       Vice President and General Manager,
                                           Electric Supply since July 1996.
                                           Vice President, Electric Supply
                                           from November 1994 to June 1996.

Robert W. Schacht       47       25       Vice President, Distribution
                                           Operations since July 1996.  Vice
                                           President, Gas Service and Sales
                                           from January 1994 to June 1996.
                                           Director, West Region prior thereto.

Francis P. Girot, Jr.   53       53       Treasurer

David J. Vajda          42       20       Controller since July 1996.
                                           Director, Strategic and Business
                                           Planning from January 1996 to June
                                           June 1996.  Auditor prior thereto.

Nina M. Rausch          54       20       Secretary


      Throughout the past five years, each of the executive officers has been continuously active in the business of Northern Indiana except as follows:
Prior to June 27, 1994, James K. Abcouwer was Vice President of Natural Gas of GSC - Energy Corporation; and prior to October 31, 1994, Jerry L. Godwin was Senior Vice President, Wholesale Marketing and Power Supply of Public Service Company of New Mexico.

      The following chart gives information about incumbent directors of Northern Indiana. All of Northern Indiana's directors are also directors of Industries. Upon recommendation of the Nominating and Compensation Committee, the Board of Directors has nominated for reelection as directors Steven C. Beering and Denis E. Ribordy, each for a term of three years to be voted upon at the annual meeting of common shareholders of Industries to be held April 8, 1998. In addition, upon recommendations of the Nominating and Compensation Committee, the Board of Directors has nominated Carolyn Y. Woo to replace Ernestine M. Raclin, who is retiring with the grateful thanks of the Board of Directors at the expiration of her term.

                                                            Has Been
Name, Age and Principal Occupations for Past                Director
Five Years and Present Directorships Held                     Since
============================================               ==========

DIRECTORS WHOSE TERMS EXPIRE IN 1998

 Steven C. Beering, 65-President of Purdue University,        1986
  West Lafayette, Indiana.  Dr. Beering is also a
  director of Arvin Industries, Inc., American United
  Life Insurance Company and Eli Lilly and Company.

 Ernestine M. Raclin, 70-Chairman of the Board, 1st           1983
  Source Corporation, a bank holding company, and 1st
  Source Bank, South Bend, Indiana.

 Denis E. Ribordy, 68-Vice Chairman of the Chicago Motor      1981
  Club, Chicago, Illinois; retired President of Ribordy
  Drugs, Inc., Merrillville, Indiana, a retail drugstore
  chain.  Mr. Ribordy is also a director of Mercantile
  National Bank of Indiana.

DIRECTORS WHOSE TERMS EXPIRE IN 1999

 Ian M. Rolland, 64-Chairman and Chief Executive Officer,     1978
  and President since January 1, 1997, of Lincoln National
  Corporation, Fort Wayne, Indiana, an insurance and
  financial services firm.  Mr. Rolland is also a director
  of Lincoln National Corporation, Tokheim Corporation,
  and Norwest Corporation.

 Edmund A. Schroer, 70-Retired March 1, 1993 as Chairman,     1977
  President and Chief Executive Officer of Industries and
  Chairman and Chief Executive Officer of Northern Indiana.

 John W. Thompson, 48-General Manager-IBM North America of    1993
  IBM Corporation, White Plains, New York.  IBM is a
  worldwide corporation, whose offerings include services,
  software systems, products and technologies.  Mr.
  Thompson is also a director of Fortune Brands Inc.
DIRECTORS WHOSE TERMS EXPIRE IN 2000

 Arthur J. Decio, 67-Chairman of the Board and Chief          1991
  Executive Officer and Director of Skyline Corporation,
  Elkhart, Indiana, a manufacturer of manufactured
  housing and recreational vehicles.  Mr. Decio is also a
  director of Quality Dining, Inc. and St. Joseph
  Capital Corporation.

 Gary L. Neale, 58-Chairman, President and Chief Executive    1991
  Officer of Industries and of Northern Indiana since
  March 1, 1993; prior thereto, Executive Vice President
  of Industries, and President and Chief Operating Officer
  of Northern Indiana.  Mr. Neale is also a director of
  Modine Manufacturing Company and Chicago Bridge and
  Iron Company.

 Robert J. Welsh, 62-Chairman, President and Chief            1988
  Executive Officer of Welsh, Inc., Merrillville, Indiana,
  a marketer of petroleum products through convenience
  stores and travel centers.  Mr. Welsh is also a director
  of NBD Indiana, Inc.


ITEM 11.  EXECUTIVE COMPENSATION.

      SUMMARY. The following table summarizes all annual and long-term compensation for services to Industries and its subsidiaries, including Northern Indiana, for the years 1997, 1996 and 1995 awarded to, earned by or paid to the Chief Executive Officer of Industries during 1997 and the four other most highly compensated officers of Industries (Named Officers).

SUMMARY COMPENSATION TABLE
                                                Annual Compensation (1)
                                        -----------------------------------
                                                                    Other
                                                                    annual
                                                                    compen-
                                               Salary     Bonus     sation
Name and principal position             Year    ($)      ($)(2)     ($)(3)
===========================             ====  ========  ========   ========

Gary L. Neale, Chairman,                1997  $520,000  $390,000   $ 6,711
 President and Chief                    1996   460,000   236,624     5,161
 Executive Officer                      1995   460,000   286,120     2,746

Stephen P. Adik, Executive Vice         1997   250,000   171,250     2,575
 President, Chief Financial             1996   205,000    84,952     9,103
 Officer and Treasurer                  1995   205,000   107,010     2,400

Patrick J. Mulchay, Executive           1997   210,000   150,675       851
 Vice President and Chief               1996   175,000    72,520     1,614
 Operating Officer - Northern           1995   175,000    91,350       756
 Indiana Public Service Company

Jeffrey W. Yundt, Executive             1997   210,000   143,850     8,905
 Vice President and Chief               1996   175,000    72,520     1,671
 Operating Officer - Energy             1995   175,000    91,350     1,217
 Services

Joseph L. Turner, Senior Vice           1997   180,000   113,675(6)  1,175
 President                              1996   160,000   182,958     5,144
                                        1995   160,000    66,816     1,302

                                             Long Term Compensation
                                             ----------------------
                                             Awards          Payouts
                                          -------------------- --------
                                               Secur-   Long-Term
                                               ities     In-        All
                                               Under-    centive   other
                                               lying     Plan      compen-
                                               Options/  Payouts   sation
Name and principal position             Year   SARs(#)   ($)(4)     ($)(5)
===========================             ====  ========  ========  =======

Gary L. Neale, Chairman,                1997    50,000  $      0  $42,993
 President and Chief                    1996    50,000   567,188   40,129
 Executive Officer                      1995    40,000   527 812   36,077

Stephen P. Adik, Executive Vice         1997    20,000         0    5,673
 President, Chief Financial             1996    20,000   283,594    5,919
 Officer and Treasurer                  1995    20,000   263,906    5,998

Patrick J. Mulchay, Executive           1997    20,000         0    7,506
 Vice President and Chief               1996    20,000   283,594    7,717
 Operating Officer - Northern           1995    20,000    87,968    8,368
 Indiana Public Service Company

Jeffrey W. Yundt, Executive             1997    20,000         0    3,693
 Vice President and Chief               1996    20,000   283,594    3,824
 Operating Officer-Energy               1995    20,000   263,906    3,947
 Services

Joseph L. Turner, Senior                1997     8,000         0    7,599
 Vice President                         1996    10,000   283,594    8,100
                                        1995    10,000   263,906    8,567

  (1) Compensation deferred at the election of Named Officer is reported in the category and year in which such compensation was earned.

  (2) All bonuses are paid pursuant to the Senior Management Incentive Plan (Bonus Plan), except for a portion of the Bonus Plan paid to Joseph
      L. Turner, which is described in Note 6. The Bonus Plan is designed to supplement a conservative base salary with incentive bonus payments if targeted financial performance is attained. The 1997 target aggregate payout for the Bonus Plan for the Named Officers was $886,800, which was less than the actual aggregate payout for the Named Officers.

  (3) In accordance with applicable Securities and Exchange Commission rules, the amounts shown for each of the Named Officers do not include perquisites and other personal benefits, as the aggregate amount of such benefits is less than the lesser of $50,000 and 10% of the total salary and bonus of such Named Officer.

  (4) The payouts shown are based on the value, at date of vesting, of restricted shares awarded under Industries' 1988 Long-Term
      Incentive Plan (Incentive Plan) which vested during the years shown. Vesting was based on meeting certain performance requirements. Total restricted shares held (assuming 100% vesting) and aggregate market value at December 31, 1997 (based on the average of the high and low sale prices of the Common Shares on that date as reported in "The Wall Street Journal") for the Named Officers were as follows: Mr. Neale, 124,000 shares valued at $3,072,875; Mr. Adik 48,000 shares valued at $1,189,500: Messrs. Mulchay and Yundt, 40,000 shares each valued at $991,250; and Mr. Turner, 28,056 shares (includes 4,056 shares purchased pursuant to the PE Plan described in footnote 6) valued at $695,263. Dividends on the restricted shares are paid to the Named Officers.

  (5) The Chairman, President, and Chief Executive Officer, the
      Executive Vice Presidents and certain Vice Presidents of Industries and Northern Indiana have available to them a supplemental life insurance plan which provides split-dollar coverage of up to 3.5 times base compensation as of commencement of the plan in 1991 and could provide life insurance coverage after retirement if there is adequate cash value in the respective policy. "All other compensation" represents Industries contributions to the 401(k) Plan and the dollar value of the benefit to the Named Officers of the remainder of the premiums paid by Industries during 1997 on behalf of the Named Officers under the supplemental life insurance plan, as follows: Mr. Neale-$1,055 401(k) Plan, $40,116 premium value and
      $1,822 term insurance cost; Mr. Adik - $1,055 401(k) Plan, $4,035 premium value and $583 term insurance cost; Mr. Mulchay, $344 401(k) Plan, $6,628 premium value and $534 term insurance cost; Mr. Yundt, $3,287 premium value and $406 term insurance cost and Mr. Turner - $6,654 premium value and $945 term insurance cost. The value of the life insurance premiums paid by Industries in excess of term insurance cost on behalf of the Named Officers under the supplemental life insurance plan has been restated for all periods in accordance with the present value interest-free loan method.

  (6) Joseph L. Turner is also President of Primary Energy, Inc., a subsidiary of Industries, and participates in the Primary Energy Incentive Plan ("PE Plan"). The PE Plan provides for a bonus based on meeting certain financial performance criteria of Primary Energy. Under the PE Plan, $41,043 of Mr. Turner's bonus for 1997 was used to purchase Common Shares of Industries on or about February 27, 1998, the date of payment of the bonus. The PE Plan requires that the Common Shares are restricted for a period of five years, subject to continued employment, except that they vest earlier in the event of the employee's retirement, death or disability.


      OPTION GRANTS IN 1997. The following table sets forth grants of options to purchase Common Shares made during 1997 to the Named Officers. No stock appreciation rights were awarded during 1997.

OPTION/SAR/GRANTS IN LAST FISCAL YEAR
Individual Grants

                     Number
                     of
                     Secu-     Percent of
                     rities    Total
                     Under-    Options/
                     lying     SARs                               Grant
                     Options/  granted to  Exercise               Date
                     SARs      Employees   or Base                Present
                     Granted   in Fiscal   Price      Expiration  Value
Name                 (#)(1)    Year (2)    ($/Sh)(3)  Date        ($) (4)
===================  ========  ==========  =========  ==========  ========

Gary L. Neale         50,000     9.4%       $ 20.64    08/27/07   $133,000
Stephen P. Adik       20,000     3.7%         20.64    08/27/07     53,200
Patrick J. Mulchay    20,000     3.7%         20.64    08/27/07     53,200
Jeffrey W. Yundt      20,000     3.7%         20.64    08/27/07     53,200
Joseph L. Turner       8,000     1.5%         20.64    08/27/07     21,280


  (1) All options granted in 1997 are fully exercisable commencing one year from the date of grant. Vesting may be accelerated as a result of certain events relating to a change in control of Industries. The exercise price and tax withholding obligation related to exercise may be paid by delivery of already owned Common Shares or by reducing the number of Common Shares received on exercise, subject to certain conditions.

  (2) Based on an aggregate of 533,600 options granted to all employees in 1997.

  (3) All options were granted at the average of high and low sale prices of the Common Shares as reported in "The Wall Street Journal" on the date of grant.

  (4) Grant date present value is determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model were as follows: volatility-12.2% (calculated using daily Common Share prices for the twelve-month period preceding the date of grant); risk-free rate of return-6.64% (the rate for a ten-year U.S. treasury); dividend yield-$0.90; option term-ten years; vesting-100% one year after date of grant; and an expected option term of 5.25 years. No assumptions relating to non-transferability or risk of forfeiture were made. Actual gains, if any, on option exercises and Common Shares are dependent on the future performance of the Common Shares and overall market condition. There can be no assurance that the amounts reflected in this table will be achieved.


      OPTION EXERCISE IN 1997. The following table sets forth certain information concerning the exercise of options or stock appreciation rights ("SARs") during 1997 by each of the Named Officers and the number and value of unexercised options and SARs at December 31, 1997.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES
                                               Number of Securities
                     Shares                   Underlying Unexercised
                    Acquired                  Options/SARs at Fiscal
                       on        Value            Year-End (#) (1)
                    Exercise    Realized    -----------------------------
     Name             (#)         ($)       Exercisable     Unexercisable
==================  ========    ========    ===========     =============

Gary L. Neale              0    $      0        290,000           50,000
Stephen P. Adik            0           0        143,200           20,000
Patrick J. Mulchay         0           0        114,400           20,000
Jeffrey W. Yundt           0           0        132,000           20,000
Joseph L. Turner      10,000      87,813         69,000            8,000

                                               Value of Unexercised
                                             In-the-money Options/SARs
                                              at Fiscal Year-End($) (2)
                                           -------------------------------
     Name                                   Exercisable     Unexercisable
================                           =============   ===============

Gary L. Neale                                $3,010,312       $  207,030
Stephen P. Adik                               1,669,175           82,812
Patrick J. Mulchay                            1,166,450           82,812
Jeffrey W. Yundt                              1,452,875           82,812
Joseph L. Turner                                658,156           33,124


  (1) Includes some SARs granted in tandem with options.

  (2) Represents the difference between the option exercise price and $24.78, the average of high and low sale prices of the Common Shares on December 31, 1997, as reported in "The Wall Street Journal."


      LONG-TERM INCENTIVE PLAN AWARDS IN 1997. The following table sets forth restricted shares awarded pursuant to the Long-Term Incentive Plan during 1997 to each of the Named Officers.

LONG-TERM STOCK INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                      Number of   Performance      Estimated Future Payouts
                        Shares      or Other          Under Non-Stock
                        Units       Period            Price-Based Plans
                      or Other      Until       ----------------------------
                       Rights     Maturation    Threshold   Target   Maximum
     Name                (#)       or Payout         (#)        (#)      (#)
==================   ==========   ===========   =========   ======   =======

Gary L. Neale          18,000      2 years           0      18,000    18,000
Stephen P. Adik             0            0           0           0         0
Patrick J. Mulchay          0            0           0           0         0
Jeffrey W. Yundt            0            0           0           0         0
Joseph L. Turner            0            0           0           0         0


      The restrictions on shares awarded during 1997 lapse two years from the date of grant. The vesting of the restricted shares is variable from 0% to 100% of the number awarded, based upon meeting certain specific non-financial performance objectives. There is a two-year holding period for the shares after the restrictions lapse.

      PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The following table shows estimated annual benefits, giving effect to Industries' Supplemental Executive Retirement Plan (as described below), payable upon retirement to persons in the specified remuneration and years-of-service classifications.

PENSION PLAN TABLE
                                       Years of service
                    -----------------------------------------------------
Remuneration            15         20         25         30         35
============        =========  =========  =========  =========  =========

$  350,000            144,750    193,000    201,750    210,500    210,500
   400,000            167,250    223,000    233,000    243,000    243,000
   450,000            189,750    253,000    264,250    275,500    275,500
   500,000            212,250    283,000    295,500    308,000    308,000
   550,000            234,750    313,000    326,750    340,500    340,500
   600,000            257,250    343,000    358,000    373,000    373,000
   650,000            279,750    373,000    389,250    405,500    405,500
   700,000            302,250    403,000    420,500    438,000    438,000
   750,000            324,750    433,000    451,750    470,500    470,500
   800,000            347,250    463,000    483,000    503,000    503,000
   850,000            369,750    493,000    514,250    535,500    535,500
   900,000            392,250    523,000    545,500    568,000    568,000
   950,000            414,750    553,000    576,750    600,500    600,500
 1,000,000            437,250    583,000    608,000    633,000    633,000
 1,050,000            459,750    613,000    639,250    665,500    665,500
 1,100,000            482,250    643,000    670,500    698,000    698,000


      The credited years of service for each of the Named Officers shown in the Summary Compensation table, pursuant to the Supplemental Plan, are as follows: Gary L. Neale - 23 years; Stephen P. Adik - 19 years; Patrick J. Mulchay - 35 years; Jeffrey W. Yundt - 18 years; and Joseph L. Turner - 26 years.

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

      Pension benefits are determined separately for each participant. The formula for a monthly payment for retirement at age 65 is 1.7% of average monthly compensation multiplied by years of service (to a maximum of 30 years) plus 0.6% of average monthly compensation multiplied by years of service over
30. Average monthly compensation is the average for the 60 consecutive highest paid months in the employee's last 120 months of service. Covered compensation is defined as wages reported as W-2 earnings plus any salary reduction contributions made under the 401(k) Plan and an amount equivalent to base pay for certain non-compensated periods of authorized leave of absence, minus any amounts paid for unused vacations accrued. The benefits listed in the Pension Plan table are not subject to any deduction for Social Security or other offset amounts.

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

      CHANGE IN CONTROL AND TERMINATION AGREEMENTS. The Board of Directors of Industries has authorized Change in Control and Termination Agreements ("the Agreements") with Mr. Neale and the Vice Presidents of Industries (including each of the Named Officers) (each such person being an "executive"). Industries believes that these Agreements and related shareholder rights protections are in the best interest of the shareholders, to insure that in the event of extraordinary events, totally independent judgment is enhanced to maximize shareholder value. The Agreements, which are terminable upon three years' notice, provide for the payment of three times then current annual base salary and target incentive bonus compensation and the continuation of certain employee benefits for a period of 36 months ("the Severance Period"), if the executive's employment is terminated within 24 months of certain changes in control of Industries.

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

      Industries' Nonemployee Director Stock Incentive Plan provides for grants of restricted Common Shares to nonemployee directors of Industries. Initial grants were made in 1992, following shareholder approval of the plan, at the level of 500 shares for each year of service as a director, and 2,000 restricted Common Shares have been granted to each nonemployee director elected or reelected since that date. A grant of 2,000 shares will be made in the future to each person, other than an employee of Industries, who is elected or reelected as a director of Industries. The grants of restricted shares vest in 20% annual increments, with full vesting five years after the date of award.

      Industries has adopted a Directors' Charitable Gift Program for nonemployee directors. Under the program, Industries makes a donation to one or more eligible tax-exempt organizations as designated by each eligible director. Industries contributes up to an aggregate of $125,000 as designated by nonemployee directors having served as a director of Industries for at least five years and up to $250,000 as designated by those having served ten years or more. Organizations eligible to receive a gift under the program include charitable organizations and educational institutions located in Indiana and educational institutions that the director attended or for which he or she serves on its governing board. Individual directors derive no financial benefit from the program, as all deductions relating to the charitable donations accrue solely to Industries. All current nonemployee directors are eligible to participate in the program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) The Financial Statements filed herewith as part of this report on Form 10-K are listed on the Index to Financial Statements under Item 8 on page 17.

         (2)  The following is a list of the Financial Statements
              Schedule filed herewith as part of this report on Form 10-K:

Schedule                                                Page of
Number                    Description                  1997 10-K
=========     =================================       ===========

   II         Valuation and Qualifying Accounts          60-63


         (3) Exhibit - The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 64-65.

     (b)  Reports on Form 8-K:  None

PART IV

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                     Twelve Months Ended December 31, 1997
                            (Dollars in thousands)

        COL.A           COL.B          COL.C              COL.D       COL.E
--------------------   -------  --------------------  ------------  --------

                                     Additions         Deductions
                                --------------------  for Purposes
                       Balance  Charged to  Charged    for which    Balance
                       Jan. 1,   Costs and  to Other    Reserves    Dec. 31,
    Description          1997    Expenses   Accounts  were Created    1997
====================   =======  ==========  ========  ============  ========

Reserves Deducted
 In Consolidated
 Balance Sheet From
 Assets To Which
 They Apply:
  Reserve for
   accounts
   receivables         $ 4,568  $    5,305  $      0  $   5,349     $ 4,524

Reserves Classified
 Under Reserve
 Section of
 Consolidated
 Balance Sheet:
  Injuries and
   damages reserve     $ 4,376  $    4,875  $      0  $   3,659     $ 5,592
  Environmental
   reserves            $16,575  $    9,064  $      0  $   6,875     $18,764
  Miscellaneous
   operating
   reserves            $ 4,131  $        0  $      0  $     573     $ 3,558


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


Reserves Deducted
 In Consolidated
 Balance Sheet From
 Assets To Which
 They Apply:
  Reserve for
   accounts
   receivables         $ 6,418  $ 6,580     $    0     $   8,430     $ 4,568

Reserves Classified
 Under Reserve
 Section of
 Consolidated
 Balance Sheet:
  Injuries and
   damages reserve     $ 1,837  $ 4,875     $    0     $   2,336     $ 4,376
  Environmental
   reserves            $ 4,800  $15,272     $    0     $   3,497     $16,575
  Miscellaneous
   operating
   reserves            $ 3,781  $   350     $    0     $       0     $ 4,131


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

Reserves Deducted
 In Consolidated
 Balance Sheet From
 Assets To Which
 They Apply:
  Reserve for
   accounts
   receivables         $ 3,955  $ 6,555     $    0    $   4,092     $ 6,418

Reserves Classified
 Under Reserve
 Section of
 Consolidated
 Balance Sheet:
  Injuries and
   damages reserve     $ 2,538  $ 2,800     $    0    $   3,501     $ 1,837
  Enironmental
   reserves            $ 3,550  $ 2,884     $    0    $   1,634     $ 4,800
  Miscellaneous
   operating
   reserves            $ 3,781  $     0     $    0    $       0     $ 3,781



                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              Northern Indiana Public Service Company
                                             (Registrant)

Date      March 26, 1998       By           /s/ Gary L. Neale
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


         Signature                       Title                      Date
===========================   ===============================   ==============

/s/    Gary L. Neale          Chairman, President, Principal
---------------------------    Executive Officer and Director
       Gary L. Neale

/s/    Stephen P. Adik        Executive Vice President and
---------------------------    Principal Financial Officer
       Stephen P. Adik

/s/    David J. Vajda         Controller and Principal
---------------------------    Accounting Officer
       David J. Vajda

/s/    Steven C. Beering      Director
---------------------------
       Steven C. Beering

/s/    Arthur J. Decio        Director                          March 26, 1998
---------------------------
       Arthur J. Decio

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

(4.3)       Nineteenth Supplemental Indenture dated October 1, 1968
             (incorporated by reference to Exhibit 1 to Northern Indiana
             Current Report on Form 8-K dated November 8, 1968).

(4.4)       Twenty-third Supplemental Indenture dated March 31, 1972
             (incorporated by reference to Exhibit 2 to Northern Indiana
             Current Report on Form 8-K dated May 5, 1972).

(4.5)       Thirty-third Supplemental Indenture dated June 1, 1980
             (incorporated by reference to Exhibit 1 to Northern Indiana
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1980).

(4.6)       Forty-first Supplemental Indenture dated July 1, 1991
             (incorporated by reference to Exhibit 1 to Northern Indiana
             Current Report on Form 8-K dated March 25, 1992).

(4.7)       Indenture, dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee
             (incorporated by reference to Exhibit 4 to Northern Indiana
             Registration Statement (Registration  No. 33-44193)).

(4.8)       First Supplemental Indenture, dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company,
             as Trustee (incorporated by reference to Exhibit 4.1 to Northern
             Indiana Registration Statement (Registration No. 33-63870)).

(4.9)       Memorandum of Agreement with City of Michigan City, Indiana
             (incorporated by reference to Exhibit 7 to Northern Indiana
             Registration Statement (Registration No. 2-48531)).

(4.10)      Financing Agreement No. 1 dated November 1, 1988 with Jasper
             County, Indiana regarding $37,000,000 Series 1988A Pollution
             Control Refunding Revenue Bonds.  Identical financing
             agreements between Registrant and Jasper County provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series
             1988C and $24,000,000 Series 1988D Pollution Control Refunding
             Revenue Bonds (incorporated by reference to Exhibit 8 to
             Northern Indiana Current Report on Form 8-K dated March 16,
             1989).

(4.11)      Financing Agreement dated July 1, 1991, with Jasper County
             Indiana regarding $55,000,000 Series 1991 Collateralized
             Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 3 to Northern Indiana Current Report of
             Form 8-K dated March 25, 1992).

(4.12)      Financing Agreement dated August 1, 1994, with Jasper County,
             Indiana regarding $10,000,000 Series 1994A, $18,000,000
             Series 1994B and $41,000,000 Series 1994C Pollution Control
             Refunding Revenue Bonds.

(10)        Amended and Restated Pension Plan Provisions effective
             January 1, 1989 (incorporated by reference to Exhibit 17 to
             Northern Indiana Current Report of Form 8-K dated March 25,
             1992).*

(23)        Consent of Arthur Andersen LLP.

(27)        Financial Data Schedule.

*Management contract or compensatory plan arrangement of Northern Indiana Public Service Company.
