Form 10-Q
period 1998-03-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1998-05-15
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1998

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

      As of April 30, 1998, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                                     PART 1.
                              FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of March 31, 1998, and December 31, 1997, and the related consolidated statements of income, retained earnings and cash flows for the three and twelve month periods ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of March 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the three and twelve month periods ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
April 28, 1998


CONSOLIDATED BALANCE SHEET

                                              March 31,    December 31,
ASSETS                                          1998           1997
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $142,049 AND $140,534 RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,082,197   $  4,066,568
  Gas                                          1,230,779      1,223,693
  Common                                         349,531        351,350
                                            ------------   ------------
                                               5,662,507      5,641,611
    Less - Accumulated provision for
     depreciation and amortization             2,655,379      2,613,352
                                            ------------   ------------
      Total Utility Plant                      3,007,128      3,028,259
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                       701          1,215
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        25,775          9,800
 Accounts receivable, less reserve of
  $4,919 and $4,524, respectively (Note 2)       104,910        101,188
 Fuel adjustment clause (Note 2)                   1,111          2,679
 Gas cost adjustment clause (Note 2)              36,456         86,520
 Materials and supplies, at average cost          54,980         53,666
 Electric production fuel, at average cost        21,241         18,837
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         18,317         45,880
 Prepayments and other                            24,972         23,128
                                            ------------   ------------
      Total Current Assets                       287,762        341,698
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      202,770        205,965
 Prepayments and other (Note 6)                  105,702         97,777
                                            ------------   ------------
      Total Other Assets                         308,472        303,742
                                            ------------   ------------
                                            $  3,604,063   $  3,674,914
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET
                                              March 31,    December 31,
CAPITALIZATION AND LIABILITIES                  1998           1997
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized
   75,000,000 shares, issued and
    outstanding
   73,282,258 shares (Note 12)              $    859,488   $    859,488
 Additional paid-in capital                       12,522         12,522
 Retained earnings (see accompanying
  statement) (Note 11)                           163,951        146,293
                                            ------------   ------------
 Common shareholder's equity                   1,035,961      1,018,303
 Cumulative preferred stocks (Note 8)
  Series without mandatory redemption
   provisions (Note 9)                            81,122         81,123
  Series with mandatory redemption
   provisions (Note 10)                           58,841         58,841
 Long-term debt excluding amounts due
  within one year (Note 14)                    1,079,617      1,079,496
                                            ------------   ------------
      Total Capitalization                     2,255,541      2,237,763
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 15)                                  51,009         51,009
 Short-term borrowings (Note 16)                  18,500        119,000
 Accounts payable                                101,820        127,742
 Dividends declared on common and
  preferred stocks                                47,201         56,198
 Customer deposits                                20,848         20,236
 Taxes accrued                                   147,559         88,852
 Interest accrued                                 18,508          7,646
 Accrued employment costs                         37,271         51,095
 Other accruals                                   30,888         34,051
                                            ------------   ------------
      Total Current Liabilities                  473,604        555,829
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 5)                  597,604        602,936
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 5)                                        98,071         99,853
 Deferred credits                                 53,150         53,323
 Accrued liability for postretirement
  benefits (Note 7)                              115,816        115,177
 Other noncurrent liabilities                     10,277         10,033
                                            ------------   ------------
      Total Other                                874,918        881,322
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 4, 17 and 18)
                                            $  3,604,063   $  3,674,914
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF INCOME

                                 Three Months            Twelve Months
                                Ended March 31,          Ended March 31,
                            ----------------------   ----------------------
                               1998        1997         1998        1997
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 3 and 20)
  Gas                       $  218,730  $  305,674   $  648,355  $  735,663
  Electric                     240,186     245,824    1,011,445   1,019,631
                            ----------  ----------   ----------  ----------
                               458,916     551,498    1,659,800   1,755,294
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     123,170     196,735      378,871     457,674
 Fuel for electric
  generation                    55,594      58,408      235,734     234,421
 Power purchased                 3,647       8,960       31,961      50,750
                            ----------  ----------   ----------  ----------
                               182,411     264,103      646,566     742,845
                            ----------  ----------   ----------  ----------
Operating Margin               276,505     287,395    1,013,234   1,012,449
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     62,103      69,789      261,589     275,147
  Maintenance (Note 2)          16,694      17,338       68,209      68,547
  Depreciation and
   amortization (Note 2)        56,520      55,252      224,293     214,208
  Taxes (except income)         19,137      20,157       70,732      72,168
                            ----------  ----------   ----------  ----------
                               154,454     162,536      624,823     630,070
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes          122,051     124,859      388,411     382,379
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 6)                       35,917      37,007      109,009     105,990
                            ----------  ----------   ----------  ----------
Operating Income                86,134      87,852      279,402     276,389
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                         (608)       (409)      (3,858)        825
                            ----------  ----------   ----------  ----------
Interest:
 Interest on long-term debt     17,850      16,217       71,060      67,080
 Other interest                    849       2,851        5,218      11,506
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,053       1,043        4,204       4,214
                            ----------  ----------   ----------  ----------
                                19,752      20,111       80,482      82,800
                            ----------  ----------   ----------  ----------
Net Income                      65,774      67,332      195,062     194,414

Dividend requirements on
 preferred shares                2,116       2,167        8,488       8,680
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   63,658  $   65,165   $  186,574  $  185,734
                            ==========  ==========   ==========  ==========
Dividends declared          $   46,000  $   44,000   $  189,775  $  187,200
                            ==========  ==========   ==========  ==========



The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                      Three Months        Twelve Months
                     Ended March 31,      Ended March 31,
                   ------------------- -------------------
                     1998      1997      1998      1997
                   ========= ========= ========= =========
                           (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD           $  146,293 $ 145,987 $ 167,152 $ 168,618

ADD:
 Net income           65,774    67,332   195,062   194,414
                   --------- --------- --------- ---------
                     212,067   213,319   362,214   363,032
                   --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series         222       222       889       889
   4-1/2% series          91        91       360       360
   4.22%  series         113       113       448       448
   4.88%  series         122       122       488       488
   7.44%  series          77        77       312       312
   7.50%  series          66        66       261       261
   8.85%  series         166       194       654       765
   7-3/4% series          81        91       352       384
   8.35%  series         125       138       509       559
   6.50%  series         698       698     2,795     2,795
   Adjustable
    Rate,
    Series A             355       355     1,420     1,419
Common shares         46,000    44,000   189,775   187,200
                   --------- --------- --------- ---------
                      48,116    46,167   198,263   195,880
                   --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD         $ 163,951 $ 167,152 $ 163,951 $ 167,152
                   ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Three Months
                                                        Ended March 31,
                                                   ------------------------
                                                      1998          1997
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   65,774    $   67,332

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        56,520        55,252
  Deferred federal and state operating
   income taxes, net                                  (26,666)       (8,015)
  Deferred investment tax credits, net                 (1,782)       (1,794)
  Advance contract payment                                475           475
  Change in certain assets and liabilities  -
   Accounts receivable, net                            (3,722)       (5,122)
   Electric production fuel                            (2,404)        2,351
   Materials and supplies                              (1,314)           56
   Natural gas in storage                              27,563        35,585
   Accounts payable                                   (16,531)      (37,618)
   Taxes accrued                                       78,658        63,304
   Fuel adjustment clause                               1,568        (3,781)
   Gas cost adjustment clause                          50,064        13,323
   Accrued employment costs                           (13,824)       (4,353)
   Other accruals                                      (3,163)       24,169
  Other, net                                            4,912        17,091
                                                   ----------    ----------
    Net cash provided by operating activities         216,128       218,255
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (33,310)      (45,421)
  Other, net                                           (9,350)         (464)
                                                   ----------    ----------
    Net cash used in investing activities             (42,660)      (45,885)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of short-term debt                         118,160       180,400
  Net change in commercial paper                      (53,000)      (91,405)
  Retirement of short-term debt                      (165,660)     (191,900)
  Retirement of preferred shares                            0            (1)
  Cash dividends paid on common shares                (55,000)      (53,000)
  Cash dividends paid on preferred shares              (2,114)       (2,165)
  Other, net                                              121           115
                                                   ----------    ----------
     Net cash used in financing activities           (157,493)     (157,956)
                                                   ----------    ----------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                  15,975        14,414

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    9,800         8,279
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   25,775    $   22,693
                                                   ==========    ==========

                                                        Twelve Months
                                                        Ended March 31,
                                                   ------------------------
                                                      1998          1997
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  195,062    $  194,414

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       224,293       214,208
  Deferred federal and state operating
   income taxes, net                                  (27,065)        3,215
  Deferred investment tax credits, net                 (7,193)       (7,460)
  Advance contract payment                              1,900         1,900
  Change in certain assets and liabilities  -
   Accounts receivable, net                            12,078         3,247
   Electric production fuel                             2,891        (4,186)
   Materials and supplies                               1,760         6,051
   Natural gas in storage                              (3,493)       (3,875)
   Accounts payable                                   (30,186)      (19,327)
   Taxes accrued                                       36,842        35,649
   Fuel adjustment clause                              11,819        (4,463)
   Gas cost adjustment clause                          48,388       (33,822)
   Accrued employment costs                               709        (1,218)
   Other accruals                                     (21,215)       (2,564)
  Other, net                                            9,620        19,321
                                                   ----------    ----------
    Net cash provided by operating activities         456,210       401,090
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (162,120)     (188,012)
  Other, net                                          (12,077)        2,142
                                                   ----------    ----------
    Net cash used in investing activities            (174,197)     (185,870)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                          139,000             0
  Issuance of short-term debt                         472,190     1,079,150
  Net change in commercial paper                      (84,000)       85,100
  Retirement of long-term debt                        (67,247)      (80,000)
  Retirement of short-term debt                      (539,690)   (1,091,750)
  Retirement of preferred shares                       (2,407)       (2,605)
  Cash dividends paid on common shares               (187,775)     (187,450)
  Cash dividends paid on preferred shares              (8,505)       (8,712)
  Other, net                                             (497)          489
                                                   ----------    ----------
    Net cash used in financing activities            (278,931)     (205,778)
                                                   ----------    ----------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                   3,082         9,442

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   22,693        13,251
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   25,775    $   22,693
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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas and common properties. The approximated weighted average remaining lives for major components of each electric and gas plant are as follows:

      Electric:
      --------
          Electric generation plant      24 years
          Transmission plant             26 years
          Distribution plant             25 years
          Other electric plant           24 years

      The provision of depreciable electric utility plant, as a percentage of the original cost, was 3.6% for the three-month and twelve-month periods ended March 31, 1998 and March 31, 1997.

      Gas:
      ----
          Gas storage plant              18 years
          Transmission plant             34 years
          Distribution plant             27 years
          Other gas plant                24 years

      The provision of depreciable gas utility plant, as a percentage of the original cost, was 5.4% for the three-month and twelve-month periods ended March 31, 1998 and 5.3% for the three-month and twelve-month periods ended March 31, 1997.

      Northern Indiana follows the practice of charging maintenance and repairs, including the cost of renewals of minor items of property, to maintenance expense accounts, except for repairs of transportation and service equipment which are charged to clearing accounts and redistributed to operating expense and other accounts. When property which represents a retired unit is replaced or removed, the cost of such property is credited to utility plant and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

      AMORTIZATION OF SOFTWARE COSTS. Northern Indiana has capitalized software relating to various technology functions. At the date of installation, Northern Indiana estimated that the specific software will have a useful life between five and ten years. The Federal Energy Regulatory Commission (FERC) prescribes certain amortization periods, and Northern Indiana's management has determined that, on average, these are reasonable useful life estimates for the portfolio of capitalized software. Northern Indiana includes these amortization estimates, based on useful life, in its quarterly filings with the Indiana state regulatory commission.

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

      ACCOUNTS RECEIVABLE. At March 31,1998, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002. The March 31, 1998 and December 31, 1997 accounts receivable balances include approximately $3.5 million and $5.4 million, respectively, due from associated companies.

      COMPREHENSIVE INCOME. Northern Indiana adopted SFAS No. 130, Reporting Comprehensive Income" effective January 1, 1998. This statement established standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 did not impact Northern Indiana's financial statements for the periods presented.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:


                    Three Months         Twelve Months
                   Ended March 31,      Ended March 31,
                 ------------------   ------------------
                   1998      1997       1998      1997
                 ========  ========   ========  ========

                          (Dollars in thousands)

Income taxes     $     20  $      0   $104,829  $ 73,473

Interest, net of
 amounts
 capitalized     $  7,534  $  6,808   $ 75,811  $ 76,191

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

      GAS COST ADJUSTMENT CLAUSE. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage and storage transportation charges. Northern Indiana records any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to its customers. The gas cost adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. See Note 3, FERC Order No. 636 for a discussion of gas transition cost charges.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in March 1998 and December 1997 the estimated replacement cost of gas in storage (current and non-current) at March 31, 1998 and December 31, 1997 exceeded the stated LIFO cost by approximately $29 million and $42 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Pursuant to agreement, effective July 1, 1996, Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NIPSCO Industries Management Services Company (NIMSC), a wholly-owned subsidiary of Industries.

      The costs of these services are charged to Northern Indiana based on payroll and expenses incurred by NIMSC's employees for the benefit of Northern Indiana. These costs, which totaled $7.0 million and $27.2 million for the three-month and twelve-month periods ended March 31, 1998 and totaled $8.6 million and $25.8 million for the three-month and twelve-month periods ended March 31, 1997, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $1.9 million and $9.1 million representing 2.2% and 2% of Northern Indiana's total gas costs for the three-month and twelve-month periods ended March 31, 1998, respectively. Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $3.0 million and $12.5 million representing 2.2% and 2.9% of Northern Indiana's total gas costs for the three-month and twelve-month periods ended March 31, 1997, respectively.

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

      As of March 31, 1998, Northern Indiana had open futures and option contracts representing hedges of natural gas sales of 4.9 billion cubic feet
(Bcf) and natural gas purchases of 4.4 Bcf. The net deferred gain on these commodity-based derivative financial instruments as of March 31, 1998 was not material.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commission and FERC. Accordingly, Northern Indiana's accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of March 31, 1998 and December 31, 1997, the regulatory assets identified below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:


                                                 March 31,      December 31,
                                                   1998            1997
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 14)                                $      45,560   $      46,426
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                65,492          66,546
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     9,647           9,880
Deferral of SFAS No. 106 expense not
 recovered (Note 7)                                   82,565          83,965
FERC Order No. 636
 transition costs (Note 3)                            25,771          28,744
Regulatory income tax asset, net (Note 5)             10,023           9,664
                                               -------------   -------------
                                                     239,058         245,225
Less: Current portion of regulatory assets            36,288          39,260
                                               -------------   -------------
                                               $     202,770   $     205,965
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

      At January 1, 1996 a pre-tax rate of 5.5% for all construction was being used; effective January 1, 1997 the rate remained at 5.5% and effective January 1, 1998, the rate increased to 6.0%.

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

(3) FERC ORDER NO. 636. Since December 1993, Northern Indiana has paid approximately $137 million of interstate pipeline transition costs to pipeline suppliers to reflect the impact of FERC Order No. 636. Northern Indiana expects that additional transition costs will not be significant. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(4) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $19 million to cover probable corrective actions as of March 31, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Northern Indiana.

      Because of major investments made in modern environmental control facilities and the use of low-sulfur coal, all of Northern Indiana's electric production facilities now comply with the specific sulfur dioxide limitations contained in the acid deposition provisions of the Clean Air Act Amendments of 1990 (CAAA). Reflecting this compliance, on December 31, 1997, the Indiana Department of Environmental Management (IDEM) issued the Phase II Acid
Rain permits for all four of Northern Indiana's electric generating stations. As discussed below, however, other provisions of the CAAA impose additional requirements on Northern Indiana.

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

      The EPA issued final rules on July 18, 1997 revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards begin a regulatory process that may lead to reductions in particulate, NOx and possibly sulfur dioxide emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond current CAAA requirements. Northern Indiana cannot predict the costs of complying with future control requirements to meet these new standards. Northern Indiana will continue to closely monitor developments in this area and anticipates that the exact nature of the impact of the new standards on its operations will not be known for some time.

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

      Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-four of these sites and made visual inspections of these sites. Initial samplings have been conducted at fifteen sites. Follow-up investigations have been conducted at eight sites and remedial measures have been selected at five sites. Northern Indiana will continue its program to assess and cleanup sites.

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


(5) INCOME TAXES: Northern Indiana uses the liability method of accounting for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities.

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

      The components of the net deferred income tax liability at March 31, 1998 and December 31, 1997 are as follows:


                                           March 31,     December 31,
                                             1998            1997
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences         $     731,642   $     729,153
 AFUDC-equity                                   34,675          35,282
 Adjustment clauses                             14,247          33,829
 Take-or-pay gas costs                             384             384
 Other regulatory assets                        31,313          31,844
 Reacquisition premium on debt                  17,279          17,607

Deferred tax assets -
 Deferred investment tax credits               (37,186)        (37,869)
 Removal costs                                (147,209)       (144,111)
 Other postretirement/postemployment
  benefits                                     (43,923)        (43,680)
 Other, net                                     (9,582)         (5,516)
                                         -------------   -------------
                                               591,640         616,923
Less: Deferred income taxes related to
 current assets and liabilities                 (5,964)         13,987
                                         -------------   -------------
Deferred income taxes - noncurrent       $     597,604   $     602,936
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:


                                      Three Months          Twelve Months
                                     Ended March 31,        Ended March 31,
                                  --------------------   --------------------
                                     1998       1997        1998       1997
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  56,129  $  40,745   $ 124,286  $  95,457
 State                                8,236      6,071      18,981     14,778
                                  ---------  ---------   ---------  ---------
                                     64,365     46,816     143,267    110,235
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                            (24,648)    (7,451)    (25,195)     2,700
 State                               (2,018)      (564)     (1,870)       515
                                  ---------  ---------   ---------  ---------
                                    (26,666)    (8,015)    (27,065)     3,215
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,782)    (1,794)     (7,193)    (7,460)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             35,917     37,007     109,009    105,990

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (405)      (253)     (3,688)    (1,086)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  35,512  $  36,754   $ 105,321  $ 104,904
                                  =========  =========   =========  =========

      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:


                                      Three Months          Twelve Months
                                     Ended March 31,        Ended March 31,
                                  --------------------   --------------------
                                     1998       1997        1998       1997
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  65,774  $  67,332   $ 195,062  $ 194,414
Add-Income taxes                     35,512     36,754     105,572    104,904
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $ 101,286  $ 104,086   $ 300,634  $ 299,318
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  35,450  $  36,430   $ 105,222  $ 104,761

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                     998      1,044       4,026      4,682
  Amortization of deferred
   investment tax credits            (1,782)    (1,794)     (7,193)    (7,460)
  State income taxes, net of
   federal income tax benefit         3,310      3,364      10,193     10,086
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,271)    (1,518)     (3,816)    (6,488)
  Other, net                         (1,193)      (772)     (2,860)      (677)
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  35,512  $  36,754   $ 105,572  $ 104,904
                                  =========  =========   =========  =========


(6) PENSION PLANS: Industries has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The change in the benefit obligation for 1997 and 1996 is as follows:


                                     1997        1996
                                  =========    =========
                                  (Dollars in thousands)

Benefit obligation at beginning   $ 732,870    $ 749,869
 of year (January 1,)
Service cost                         13,325       15,877
Interest cost                        55,920       52,787
Plan amendments                      25,096            0
Actuarial (gain)loss                 67,975      (39,435)
Benefits paid                       (52,137)     (46,228)
                                  ---------    ---------
Benefit obligation at end of
 the year (December 31,)          $ 843,049    $ 732,870
                                  =========    =========


      The change in the fair value of the plan's value assets for years 1997 and 1996 is as follows:


                                     1997        1996
                                  =========    =========
                                  (Dollars in thousands)

Fair value of plan assets at      $ 782,162    $ 697,919
 beginning of year January 1,)
Actual return on plan's assets      122,537       86,622
Employer contributions               44,388       43,850
Benefits paid                       (52,137)     (46,229)
                                  ---------    ---------
Plan assets at fair value at
 end of the year (December 31,)   $ 896,950    $ 782,162
                                  =========    =========


      Plan assets are invested primarily in common stocks, bonds and notes.

      The plan's funded status as of January 1, 1998 and January 1, 1997 is as follows:


                                  January 1,   January 1,
                                     1998        1997
                                  =========    =========
                                  (Dollars in thousands)

Plan assets in excess of          $  53,901    $  49,292
 benefit obligation
Unrecognized net actuarial gains    (51,191)     (67,111)
Unrecognized prior service cost      45,502       23,736
Unrecognized transition amount
 being recognized over
 seventeen years                     32,930       38,418
                                  ---------    ---------
Prepaid pension costs             $  81,142    $  44,335
                                  =========    =========

      The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula which considers expected future salary increases. Discount rates of 7.00% and 7.75% and rates of increase in compensation levels of 4.50% and 5.5% were used to determine the benefit obligation at January 1, 1998 and 1997, respectively. The increase in benefit obligation at January 1, 1998 is mainly caused by the decrease in the discount rate from 7.75% to 7.00%. Prepaid pension costs were $89.7 million as of March 31, 1998.

      The following items are the components of provisions for pensions for the three-month and twelve-month periods ended March 31, 1998 and March 31, 1997:


                     Three Months         Twelve Months
                        Ended                Ended
                       March 31,            March 31,
                  ------------------   ------------------
                    1998      1997       1998      1997
                  ========  ========   ========  ========
                          (Dollars in thousands)

Service costs     $  4,440  $  4,466   $ 13,299  $ 14,198
Interest costs      18,633    16,326     58,228    50,253
Expected return
 on plan assets    (23,485)  (20,308)   (73,659)  (60,721)
Amortization of
 transition
 obligation          1,829     1,604      5,713     5,134
Amortization of
 prior service
 cost                1,109       912      3,526     2,491
                  --------  --------   --------  --------
                  $  2,526  $  3,000   $  7,107  $ 11,355
                  ========  ========   ========  ========


      Assumptions used in the valuation and determination of 1998 and 1997 pension expense were as follows:


                                                     1998         1997
                                                     =====        =====

Discount rate                                        7.00%        7.75%
Rate of increase in compensation levels              4.50%        5.50%
Expected long-term rate of return on assets          9.00%        9.00%


(7) POSTRETIREMENT BENEFITS: Northern Indiana provides certain health care and life insurance benefits for retired employees. Substantially all of Northern Indiana's employees may become eligible for those benefits if they reach retirement age while working for Northern Indiana. The expected cost of such benefits is accrued during the employees' years of service.

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

      The following table sets forth the plan's change in accumulated postretirement benefit obligation (APBO) for the years 1997 and 1996:




                                     1997        1996
                                  =========    =========
                                  (Dollars in thousands)

Accumulated postretirement        $ 194,937    $ 253,157
 benefit obligation at
 beginning of year (January 1,)
Service cost                          3,068        5,853
Interest cost                        14,523       17,973
Plan amendments                       4,015       (9,607)
Actuarial (gain)                    (12,534)     (66,112)
Benefits paid                        (9,006)      (6,327)
                                  ---------    ---------
Accumulated postretirement
 benefit obligation at
 end of the year (December 31,)   $ 195,003    $ 194,937
                                  =========    =========



      The change in the fair value of the plan's assets for the years 1997 and 1996 is as follows:


                                     1997        1996
                                  =========    =========
                                  (Dollars in thousands)

Fair value of plan assets at      $       0    $       0
 beginning of year (January 1,)
Employer contributions               11,406        6,627
Benefits paid                        (9,006)      (6,627)
                                  ---------    ---------
Plan assets at fair value at
 end of the year (December 31,)   $   2,400    $       0
                                  =========    =========


      Following is the funded status for postretirement benefits as of January 1, 1998 and January 1, 1997:


                                  January 1,   January 1,
                                     1998        1997
                                  =========    =========
                                  (Dollars in thousands)

Funded status                     $(192,603)   $(194,937)
Unrecognized actuarial gain         (99,262)     (88,784)
Unrecognized prior service cost       3,737            0
Unrecognized transition amount
 being recognized over
 twenty years                       161,214      171,962
                                  ---------    ---------
Accrued liability for
 postretirement benefits          $(126,914)   $(111,759)
                                  =========    =========

      A discount rate of 7.00%, a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5%, a discount rate of 7.75% and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%, were used to determine the APBO at January 1, 1998 and 1997, respectively.

      The change in the APBO reflects the decrease in the discount rate from 7.75% to 7.00%, substantially offset by favorable claim experience and reduction in the medical trend rate assumption. The accrued liability for postretirement benefits was $127.1 million at March 31, 1998.

      Net periodic postretirement benefits costs, before consideration of the rate-making discussed previously, for the three-month and twelve-month periods ended March 31, 1998 and March 31, 1997 include the following components:


                      Three Months     Twelve Months
                        Ended              Ended
                       March 31,          March 31,
                   ----------------   ----------------
                     1998     1997      1998     1997
                   =======  =======   =======  =======
                          (Dollars in thousands)

Service costs      $   737  $   917   $ 2,888  $ 5,333
Interest costs       3,650    4,376    13,797   17,375
Expected return
 on plan assets        (50)       0       (50)       0
Amortization of
 transition
 obligation
 over twenty years   2,675    2,702    10,720   11,017
Amortization of
 prior service cost     75        0       354        0
Amortization of
 actuarial (gain)   (1,375)    (993)   (6,160)    (911)
                   -------  -------   -------  -------
                   $ 5,712  $ 7,002   $21,549  $32,814
                   =======  =======   =======  =======


      Assumptions used in the valuation and determination of 1998 and 1997 net periodic postretirement benefit costs were as follows:


                                                     1998         1997
                                                     =====        =====

Discount rate                                        7.00%        7.75%
Rate of increase in compensation levels              4.50%        5.50%


      The pre-Medicare medical trend rates used for 1998 and 1997 were 8% declining to a long-term rate of 5% and 9% declining to a long-term rate of 6%, respectively. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1998 by approximately $23.2 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.6 million for the three-month period ended March 31, 1998. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the accumulated postretirement benefit obligation at January 1, 1998 by approximately $19.2 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.5 million for the three-month period ended March 31, 1998. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

(8) AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS OF NORTHERN INDIANA:

        2,400,000 shares - Cumulative Preferred - $100 par value 3,000,000 shares - Cumulative Preferred - no par value 2,000,000 shares - Cumulative Preference - $50 par value
                             (none outstanding)
        3,000,000 shares - Cumulative Preference - no par value
                             (none issued)

      Note 9 sets forth the preferred stocks which are redeemable solely at the option of Northern Indiana and Note 10 sets forth the preferred stocks which are subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana.

      The Preferred shareholders of Northern Indiana have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

(9) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT MARCH 31, 1998 AND DECEMBER 31, 1997 (SEE NOTE 8):


                                                                Redemption
                                                                 Price at
                                   March 31,    December 31,     March 31,
                                     1998           1997           1998
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series - 209,107 and
  209,118 shares outstanding,
  respectively                   $     20,911   $     20,912        $101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000        $100.00

 4.22% series -  106,198 shares
  outstanding                          10,620         10,620        $101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000        $102.00

 7.44% series -   41,890 shares
  outstanding                           4,189          4,189        $101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484        $101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   March 31, 1998), Series A
   (stated value $50 per share)
   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,122   $     81,123
                                 ============   ============

      During the period April 1, 1996 to March 31, 1998 there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(10) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT MARCH 31, 1998 AND DECEMBER 31, 1997 (SEE NOTE 8):

      Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana are as follow:


                                                     March 31,   December 31,
                                                      1998           1997
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 62,500 shares outstanding,
   excluding sinking fund payments due within
   one year                                       $      6,250   $      6,250

  7-3/4% series - 38,906 shares outstanding,
   excluding sinking fund payments due within
   one year                                              3,891          3,891

  8.35% series - 57,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                              5,700          5,700

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     58,841   $     58,841
                                                  ============   ============

      The redemption prices at March 31, 1998, as well as sinking fund provisions for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:


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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at March 31, 1998 for each of the twelve-month periods subsequent to March 31, 1999 are as follows:


Twelve Months Ended March 31,*
==================================

2000                    $1,827,700
2001                    $1,827,700
2002                    $1,827,700
2003                    $1,827,700

* Table does not reflect redemptions made after March 31, 1998.

(11) COMMON SHARE DIVIDEND: Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At March 31, 1998, Northern Indiana had approximately $164.0 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(12) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988 Northern Indiana's common shares are wholly-owned by Industries.

      On December 16, 1997, the Industries Board of Directors authorized a two-for-one stock split of Industries' common stock. The stock split was paid February 20, 1998, to shareholders of record at the close of business on January 30, 1998. All references to number of common shares reported for the period including per share amounts and stock option data of Industries' common stock reflect the two-for-one stock split as if it had occurred at the beginning of the earliest period.

(13) LONG-TERM INCENTIVE PLAN: Industries has two long-term incentive plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 5.0 million of Industries' common shares to key employees through 1998 and 2004, respectively. At March 31, 1998, there were 12,912 shares and 3,837,500 shares reserved for future awards under the 1988 Plan and 1994 Plan, respectively. The 1988 Plan and 1994 Plan permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at March 31, 1998. Under both Plans, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries' common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1997 and 1998 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 558,666 and 542,666 restricted shares outstanding at March 31, 1998 and December 31, 1997, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been recognized in the Consolidated Statement of Income for restricted stock awards was $0.2 and $0.7 million for the three-month and twelve-month periods ending March 31, 1998, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts:


                    Three Months       Twelve Months
                      Ended                Ended
                     March 31,            March 31,
                ------------------   ------------------
                  1998      1997       1998      1997
                ========  ========   ========  ========
                        (Dollars in thousands)

Net Income:
 As reported    $ 65,774  $ 67,332   $195,062  $194,414
 Pro forma      $ 65,553  $ 67,033   $194,198  $193,668



      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month and twelve-month periods ended March 31, 1998 and March 31, 1997: risk-free interest rate of 6.29% and 6.39%, respectively; expected dividend yield per share of $0.87 and $0.84, respectively; expected option term of five and one-quarter years and five years, respectively; and expected volatilities of 12.7% and 13.2%, respectively. The weighted average fair value of options granted to all plan participants was $2.66 and $2.50 for the twelve-month period ended March 31, 1998 and March 31, 1997, respectively. There were 533,600 and 556,600 non-qualified stock options granted to all plan participants for the twelve-month periods ended March 31, 1998 and March 31, 1997, respectively.

(14) LONG-TERM DEBT: At March 31, 1998 and December 31, 1997, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:


                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                                  March 31,   December 31,
                                                   1998           1997
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series T, 7-1/2%, due April 1, 2002           $     39,500   $     39,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                            94,500         94,500
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    18,000         18,000
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 3.61% weighted
  average at March 31, 1998, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.58% weighted average at
  March 31, 1998, due November 1, 2007               24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.80% at March 31, 1998,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.80% at March 31, 1998,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.80% at March 31, 1998,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           241,000        241,000
                                               ------------   ------------
Medium-term notes -
 Interest rates between 6.10% and 7.69% with
  a weighted average interest rate of 7.00%
  and various maturities between
  April 5, 2000 and August 4, 2027                  748,025        748,025
                                         ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,908)        (4,029)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $  1,079,617   $  1,079,496
                                               ============   ============

      The sinking fund requirements of long-term debt outstanding at March 31, 1998 (including the maturity of first mortgage bonds: Series T, 7-1/2%, due April 1, 2002; and medium-term notes due from March 20, 2000 to March 31, 2003) for each of the twelve-month periods subsequent to March 31, 1999 are as follows:


Twelve Months Ended March 31,
=================================
2000                 $  8,000,000
2001                 $152,000,000
2002                 $ 19,000,000
2003                 $ 79,000,000

      Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums are being deferred and amortized. These premiums are not earning a return during the recovery period.

      Northern Indiana's Indenture, securing the first mortgage bonds issued by Northern Indiana, constitutes a direct first mortgage lien upon substantially all property and franchises, other than expressly excepted property, owned by Northern Indiana.

      On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes.
As of March 31, 1998, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

(15) CURRENT PORTION OF LONG-TERM DEBT: At March 31, 1998 and December 31, 1997, Northern Indiana's current portion of long-term debt due within one year was as follows:


                                                March 31,      December 31,
                                                 1998              1997
                                             ============      ============
                                                 (Dollars in thousands)
First mortgage bonds -
 Series P, 6-7/8% - due October 1, 1998      $     14,509      $     14,509
Medium-term notes -
 Interest rate of 5.83% and 5.95% with
  a weighted average interest rate of
  5.86% and various maturities between
  April 6, 1998 and April 13, 1998                 35,000            35,000
Sinking funds due within one year                   1,500             1,500
                                             ------------      ------------
   Total current portion of long-term debt   $     51,009      $     51,009
                                             ============      ============

(16) SHORT-TERM BORROWINGS: Northern Indiana uses commercial paper to fund short-term working capital requirements.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of March 31, 1998, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1998, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1998 there were no borrowings outstanding under these lines of credit. As of December 31, 1997, there was $47.5 million of borrowings outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1998, there were no borrowings outstanding under this facility.

      At March 31, 1998 and December 31, 1997, Northern Indiana's short-term borrowings were as follows:


                                               March 31,       December 31,
                                                 1998              1997
                                             ============      ============
                                                 (Dollars in thousands)

Commercial paper -
 Interest rate of 5.60% at
  March 31, 1998                             $     18,500      $     71,500
Notes payable -
 Issued at interest rates between 6.03%
  and 6.38 % with a weighted average
  interest rate of 5.86% and various
  maturities between January 9,1998 and
  January 23, 1998                                      0            47,500
                                             ------------      ------------
Total short-term borrowings                  $     18,500      $    119,000
                                             ============      ============

(17) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.4 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 1998:



Twelve Months Ended March 31,
=============================
   (Dollars in thousands)

1999                 $  5,076
2000                    3,055
2001                    3,055
2002                    3,055
2003                    3,055
Later years            32,379
                     --------
Total minimum
 payments required   $ 49,675
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:


                              March 31,      March 31,
                                1998           1997
                            ============   ============
                              (Dollars in thousands)

Three months ended               $ 2,148        $ 2,090
Twelve months ended              $ 7,733        $ 8,729

(18) COMMITMENTS: Northern Indiana estimates that approximately $762 million will be expended for construction purposes for the period from January 1, 1998 to December 31, 2002. Substantial commitments have been made by Northern Indiana in connection with this program.

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

      The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:


                               March 31, 1998          December 31, 1997
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   25,775  $   25,775   $    9,800  $    9,800
Investments                $      256  $      256   $      256  $      256
Long-term debt (including
 current portion)          $1,130,626  $1,148,921   $1,130,505  $1,128,851
Preferred stock            $  141,791  $  132,317   $  141,792  $  135,317

      Northern Indiana is subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 3% of gas revenues (including transportation services) and 19% of electric revenue for the twelve months ended March 31, 1998 as compared to 4% and 22%, respectively, for the twelve months ended March 31, 1997.

(21) BUSINESS SEGMENTS: Northern Indiana adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during the first quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in financial statements and disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      Northern Indiana's reportable operating segments include regulated gas and electric services. Northern Indiana supplies gas and electric services to residential, commercial and industrial customers. The other category includes gas exploration, real estate transactions, non-utility revenues and expenses, and other corporate assets.

      Northern Indiana's reportable segments are operations that are managed separately and meet the quantitative thresholds required by SFAS No. 131.

      Revenues for each of Northern Indiana's segments are attributable to customers in the United States.

      The following tables provide information about Northern Indiana's business segments. Northern Indiana uses income before interest and income taxes as its primary measurement for each of the reported segments. Adjustments have been made to the segment information to arrive at information included in the results of operations and financial position of Northern Indiana. The accounting policies of the operating segments are the same as those described in Note 2, "Summary of Significant Accounting Policies.

For the Three Months                                      Adjust-
 Ended March 31, 1998       Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $218,730  $  240,186  $      0  $      0  $  458,916
Other income (deductions)$    582  $       85  $   (839) $   (436) $     (608)
Depreciation and
 amortization            $ 17,753  $   38,767  $      0  $      0  $   56,520
Income before interest
 and utility income
 taxes                   $ 45,309  $   77,409  $   (903) $   (372) $  121,443
Assets                   $745,236  $2,494,907  $363,920  $      0  $3,604,063


For the Three Months                                      Adjust-
 Ended March 31, 1997       Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $305,674  $  245,824  $      0  $      0  $  551,498
Other income (deductions)$    466  $      197  $   (526) $   (546) $     (409)
Depreciation and
 amortization            $ 16,970  $   38,282  $      0  $      0  $   55,252
Income before interest
 and utility income
 taxes                   $ 55,090  $   70,432  $   (553) $   (519) $  124,450
Assets                   $804,111  $2,562,141  $363,887  $      0  $3,730,139


For the Twelve Months                                     Adjust-
 Ended March 31, 1998       Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $648,355  $1,011,445  $      0  $      0  $1,659,800
Other income (deductions)$    938  $      506  $ (1,723) $ (3,579) $   (3,858)
Depreciation and
 amortization            $ 69,964  $  154,329  $      0  $      0  $  224,293
Income before interest
 and utility income
 taxes                   $ 70,473  $  319,382  $ (1,849) $ (3,453) $  384,553
Assets                   $745,236  $2,494,907  $363,920  $      0  $3,604,063


For the Twelve Months                                     Adjust-
 Ended March 31, 1997       Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $735,663  $1,019,631  $      0  $      0  $1,755,294
Other income (deductions)$    873  $    1,046  $    722  $ (1,816) $      825
Depreciation and
 amortization            $ 65,865  $  148,343  $      0  $      0  $  214,208
Income before interest
 and utility income
 taxes                   $ 78,616  $  305,682  $    756  $ (1,850) $  383,204
Assets                   $804,111  $2,562,141  $363,887  $      0  $3,730,139


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES -

      Total operating revenues for the twelve months ended March 31,1998 decreased $95.5 million as compared to the twelve months ended March 31, 1997. Gas revenues decreased $87.3 million and electric revenues decreased $8.2 million as compared to the same period in 1997. The decrease in gas revenues was mainly due to decreased sales to residential and commercial customers reflecting unusually warm weather during the first quarter of 1998, decreased industrial sales, decreased gas transition costs and decreased gas cost per dekatherm (dth), partially offset by increased wholesale sales and increased deliveries of gas transported for others. The decrease in electric revenues was mainly due to decreased sales to industrial customers and decreased fuel costs per kilowatt hour (kWh), partially offset by increased sales to residential and commercial customers.

      Total operating revenues for the three months ended March 31, 1998 decreased $92.6 million as compared to the three months ended March 31, 1997. Gas revenues decreased $87.0 million and electric revenues decreased $5.6 million. The decrease in gas revenues was mainly attributable to decreased sales to residential and commercial customers as a result of unusually warm weather during the first quarter of 1998, decreased sales to industrial customers, decreased gas transition costs, and decreased sales to wholesale customers. The decrease in electric revenues was mainly attributable to decreased sales to industrial customers and decreased fuel cost per kwh, partially offset by increased wholesale transactions.

      The basic steel industry accounted for 37% of natural gas delivered (including volumes transported) and 32% of electric sales during the twelve months ended March 31, 1998.

      The components of the variations in gas and electric revenues are shown in the following table:


                                                   Variations
                                                      from
                                                  Prior Periods
                                        ---------------------------------
                                                  March 31, 1998
                                                   Compared to
                                                  March 31, 1997
                                          Three                  Twelve
                                         Months                  Months
                                        =========               =========
                                             (Dollars in thousands)

Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $ (45,063)              $ (57,542)
 Gas transition costs                      (7,102)                (12,728)
 Changes in sales levels                  (35,622)                (19,558)
 Gas transported                              843                   2,520
                                        ---------               ---------
Gas Revenue Change                      $ (86,944)              $ (87,308)
                                        ---------               ---------
Electric Revenue -
 Pass through of net changes in
  fuel costs                            $  (4,960)              $  (3,339)
 Changes in sales levels                     (678)                 (4,847)
                                        ---------               ---------
Electric Revenue Change                 $  (5,638)              $  (8,186)
                                        ---------               ---------

  Total Revenue Change                  $ (92,582)              $ (95,494)
                                        =========               =========

      See Note 3 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

      Gas costs decreased $73.6 and $78.8 million for the three-month and twelve-month periods ended March 31, 1998, respectively. Gas costs decreased for the three-month and twelve-month periods due to decreased gas purchases, decreased gas costs per dth and decreased gas transition costs. The average cost of purchased gas for the three-month and twelve-month periods ended March 31, 1998, after adjustment for gas transition costs billed to transport customers, was $2.46 and $2.81 per dth, respectively, as compared to $3.40 and $3.14 per dth for the same periods in 1997.

FUEL AND PURCHASED POWER -

      The cost of fuel for electric generation increased $1.3 million for the twelve-month period ended March 31, 1998, compared to 1997 period, mainly as a result of increased production of electricity. The cost of fuel for electric generation decreased $2.8 million for the three-months ended March 31, 1998 compared to the three-months ended March 31, 1997 due to decreased production of electricity.

      Power purchased decreased $5.3 and $18.8 million for the three-month and twelve-month periods ended March 31, 1998, respectively, as a result of decreased bulk power purchases.

OPERATING MARGINS -

      Operating margins for the twelve-months ended March 31,1998 increased $0.8 million from the same period a year ago. The operating margin from gas deliveries decreased $8.5 million due to decreased sales to residential and commercial customers reflecting unusually warm weather and decreased industrial sales, partially offset by increased sales to wholesale customers and deliveries of gas transported for others. Electric operating margin increased $9.3 million due to increased sales to commercial and wholesale customers.

      Operating margins for the three-months ended March 31, 1998 decreased $10.9 million from the same period a year ago. Gas operating margin decreased $13.4 million due to decreased sales to residential customers reflecting unusually mild weather during the period and decreased industrial sales, partially offset by increased sales to wholesale customers and gas transported for others. Electric operating margin increased $2.5 million mainly as a result increased wholesale transactions.

OPERATING EXPENSES AND TAXES -

      Operation expenses decreased $13.6 million for the twelve-month period ended March 31, 1998 mainly reflecting decreased environmental cleanup costs of $4.2 million, decreased employee costs of $3.8 million and decreased pollution control facility costs of $2.2 million. Operation expenses decreased $7.7 million for the three-month period ended March 31, 1998 mainly reflecting decreased employee costs of $4.3 million and various other decreased operation costs.

      Depreciation and amortization expense increased $1.3 and $10.1 million for the three-month and twelve-month periods ended March 31, 1998, respectively, resulting from plant additions, partially offset by the gain on disposition of utility plant in December 1996.

OTHER INCOME (DEDUCTIONS) -

      Other Income (Deductions) decreased $4.7 million for the twelve-month period ended March 31, 1998 due to a loss on disposition of property during the twelve months ended March 31, 1998 offset by a gain on the disposition of of property during the same period a year ago.

INTEREST CHARGES -

      Interest charges decreased for the twelve-month period ended March 31, 1998 reflecting decreased short-term borrowings, partially offset by increased long-term debt outstanding during the period.

      See Notes to Consolidated Financial Statements for a discussion of accounting policies and transactions impacting this analysis.

NET INCOME -

      Net income for the twelve-month period ended March 31, 1998 was $195.1 million compared to $194.4 million for the twelve-month period ended March 31, 1997.

      Net income for the three-months ended March 31, 1998 was $65.8 million compared to $67.3 million for the three-months ended March 31, 1997.

ENVIRONMENTAL MATTERS -

      Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters.
It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $19 million to cover probable corrective actions as of March 31, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Northern Indiana.

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

      Refer to Note 4 "Environmental Matters" for a more detailed discussion of the status of certain environmental issues.

LIQUIDITY AND CAPITAL RESOURCES -

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of March 31, 1998 and December 31,1998, Northern Indiana had $18.5 million and $71.5 million in commercial paper outstanding, respectively. As of March 31, 1998, the interest rate of commercial paper was 5.60%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of March 31, 1998, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1998. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of March 31, 1998, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1998, there were no borrowings outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1998, there were no borrowings outstanding under this facility.

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

YEAR 2000 COSTS -

      Northern Indiana has several major projects underway to modify portions of its systems for proper functioning in the year 2000. These include a project to evaluate Northern Indiana's proprietary software and to work with each of Northern Indiana's software vendors to assure that appropriate steps are being taken to mitigate the problem in each vendor's software or, in some cases, to replace software with year 2000 compliant software; a project to identify and mitigate problems wherever they exist in Northern Indiana's systems ranging from equipment used in Northern Indiana's generating stations to Northern Indiana's phone system that have date information within them; and an initiative to assure that each entity that electronically receives information from Northern Indiana or sends information to Northern Indiana is aware of the steps that Northern Indiana is taking and is taking appropriate steps of its own to address the problem. Consistent with its plan, Northern Indiana expects to be year 2000 compliant with some systems as early as third quarter 1998 and other systems no later than the third quarter of 1999.

      Northern Indiana estimates that costs to become year 2000 compliant will be approximately $13-$19 million, including acquisition costs of new systems which will be capitalized consistent with Northern Indiana's accounting policies. Costs related to maintenance or modification of Northern Indiana's systems have been and will be expensed as incurred. Northern Indiana does not anticipate the related costs will have a material impact on its results of operations, nor does Northern Indiana currently anticipate any disruption of its ability to deliver service as a result of the year 2000 issue.

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

      In both January 1997 and January 1998 legislation was introduced in the Indiana General Assembly addressing electric utility competition and deregulation. Neither proposed legislation was adopted. Northern Indiana has begun discussions with other utilities and its largest customers on the technical and economic aspects of possible legislation to allow customer choice.

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

      On October 8, 1997, the Commission approved Northern Indiana's Alternative Regulatory Plan (ARP) which implemented new rates and services that would include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, an incentive gas cost mechanism and a price protection program. The gas cost incentive mechanism, which gives Northern Indiana the opportunity to share any cost savings (or losses) with its customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price, went into effect on Northern Indiana's system November 1, 1997. The first pilot program was launched in January 1998 and the first gas volumes flowed under this program in April 1998. The Commission order allows the natural gas marketing affiliate of Northern Indiana to participate as a supplier of choice to customers on the Northern Indiana system.

      To date, Northern Indiana's system has not been materially adversely affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

FORWARD LOOKING STATEMENTS -

      This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may", "will", "expect", "believe", "plan" and other similar terms. Northern Indiana cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Northern Indiana, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industries, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of Northern Indiana.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary market risks to which Northern Indiana is exposed and in connection with which Northern Indiana uses market risk sensitive instruments are commodity price risk and interest rate risk.

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

      Northern Indiana utilizes long-term debt as a primary source of capital in its business. A significant portion of Northern Indiana's long-term debt consists of fixed price debt instruments which have been and will be refinanced at lower interest rates if Northern Indiana deems it to be economical. Refer to Notes to Consolidated Financial Statements for detailed information related to Northern Indiana's long-term debt outstanding and Fair Value of Financial Instruments.

                                   PART II.
                              OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

      Northern Indiana is party to various pending proceedings, including suits and claims against it for personal injury, death and property damage. Such proceedings and suits, and the amounts involved are routine litigation and proceedings for the kind of business conducted by Northern Indiana, except as described under Note 4 (Environmental Matters), in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report on Form 10-Q. To the knowledge of Northern Indiana no other material legal proceedings against Northern Indiana or its subsidiaries are contemplated by governmental authorities and other parties.

Item 2.  CHANGES IN SECURITIES.

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 8, 1998, by written consent in liew of the Annual Meeting of Shareholders of the registrant, the sole shareholder of the registrant elected Steven C. Beering, Denis E. Ribordy and Carolyn Y. Woo as directors to serve until the 2001 Annual Meeting of Shareholders. Directors whose terms of office as director continue after the 1998 Annual Meeting of Shareholders are Ian M. Rolland, Edmund A. Schroer and John W. Thompson, whose terms expire at the 1999 Annual Meeting of Shareholders, and Arthur J. Decio, Gary L. Neale, and Robert W. Welsh, whose terms expire at 2000 Annual Meeting of Shareholders.

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






Date May 14, 1998