Form 10-Q
period 1998-06-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1998-08-12
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1998

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

      As of July 31, 1998, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                                     PART 1.
                              FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of June 30, 1998, and December 31, 1997, and the related consolidated statements of income, retained earnings and cash flows for the three, six and twelve month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of June 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for the three, six and twelve month periods ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
July 29, 1998


CONSOLIDATED BALANCE SHEET

                                              June 30,     December 31,
ASSETS                                          1998           1997
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $142,554 AND $140,534 RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,106,198   $  4,066,568
  Gas                                          1,244,595      1,223,693
  Common                                         352,333        351,350
                                            ------------   ------------
                                               5,703,126      5,641,611
    Less - Accumulated provision for
     depreciation and amortization             2,702,436      2,613,352
                                            ------------   ------------
      Total Utility Plant                      3,000,690      3,028,259
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                       701          1,215
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        14,831          9,800
 Accounts receivable, less reserve of
  $4,533 and $4,524, respectively (Note 2)        88,727        101,188
 Fuel adjustment clause (Note 2)                       0          2,679
 Gas cost adjustment clause (Note 2)              24,991         86,520
 Materials and supplies, at average cost          52,546         53,666
 Electric production fuel, at average cost        16,499         18,837
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         29,582         45,880
 Prepayments and other                            25,705         23,128
                                            ------------   ------------
      Total Current Assets                       252,881        341,698
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      199,152        205,965
 Prepayments and other (Note 6)                  113,668         97,777
                                            ------------   ------------
      Total Other Assets                         312,820        303,742
                                            ------------   ------------
                                            $  3,567,092   $  3,674,914
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET
                                              June 30,     December 31,
CAPITALIZATION AND LIABILITIES                  1998           1997
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized
   75,000,000 shares, issued and
    outstanding
   73,282,258 shares (Note 12)              $    859,488   $    859,488
 Additional paid-in capital                       12,524         12,522
 Retained earnings (see accompanying
  statement) (Note 11)                           152,676        146,293
                                            ------------   ------------
 Common shareholder's equity                   1,024,688      1,018,303
 Cumulative preferred stocks (Note 8)
  Series without mandatory redemption
   provisions (Note 9)                            81,117         81,123
  Series with mandatory redemption
   provisions (Note 10)                           57,591         58,841
 Long-term debt excluding amounts due
  within one year (Note 14)                    1,079,734      1,079,496
                                            ------------   ------------
      Total Capitalization                     2,243,130      2,237,763
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 15)                                  16,009         51,009
 Short-term borrowings (Note 16)                 112,300        119,000
 Accounts payable                                 95,806        127,742
 Dividends declared on common and
  preferred stocks                                50,138         56,198
 Customer deposits                                21,067         20,236
 Taxes accrued                                    87,130         88,852
 Interest accrued                                  8,093          7,646
 Fuel adjustment clause                              625              0
 Accrued employment costs                         35,483         51,095
 Other accruals                                   24,740         34,051
                                            ------------   ------------
      Total Current Liabilities                  451,391        555,829
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 5)                  593,134        602,936
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 5)                                        96,289         99,853
 Deferred credits                                 51,148         53,323
 Accrued liability for postretirement
  benefits (Note 7)                              121,494        115,177
 Other noncurrent liabilities                     10,506         10,033
                                            ------------   ------------
      Total Other                                872,571        881,322
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 4, 17 and 18)
                                            $  3,567,092   $  3,674,914
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF INCOME

                                 Three Months              Six Months
                                Ended June 30,           Ended June 30,
                            ----------------------   ----------------------
                               1998        1997         1998        1997
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 3 and 20)
  Gas                       $   98,859  $  108,541   $  317,589  $  414,215
  Electric                     271,611     244,054      511,797     489,878
                            ----------  ----------   ----------  ----------
                               370,470     352,595      829,386     904,093
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                      55,204      55,645      178,374     252,380
 Fuel for electric
  generation                    65,423      54,609      121,017     113,017
 Power purchased                12,400      10,518       16,047      19,478
                            ----------  ----------   ----------  ----------
                               133,027     120,772      315,438     384,875
                            ----------  ----------   ----------  ----------
Operating Margin               237,443     231,823      513,948     519,218
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     61,814      70,084      123,917     139,873
  Maintenance (Note 2)          18,627      17,534       35,321      34,872
  Depreciation and
   amortization (Note 2)        56,800      56,237      113,320     111,489
  Taxes (except income)         17,462      17,500       36,599      37,657
                            ----------  ----------   ----------  ----------
                               154,703     161,355      309,157     323,891
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes           82,740      70,468      204,791     195,327
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 5)                       22,434      17,899       58,351      54,906
                            ----------  ----------   ----------  ----------
Operating Income                60,306      52,569      146,440     140,421
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                       (1,268)     (1,036)      (1,876)     (1,445)
                            ----------  ----------   ----------  ----------
Interest:
 Interest on long-term debt     17,461      16,962       35,311      33,179
 Other interest                    728       1,797        1,577       4,648
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,047       1,046        2,100       2,089
                            ----------  ----------   ----------  ----------
                                19,236      19,805       38,988      39,916
                            ----------  ----------   ----------  ----------
Net Income                      39,802      31,728      105,576      99,060

Dividend requirements on
 preferred shares                2,077       2,128        4,193       4,295
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   37,725  $   29,600   $  101,383  $   94,765
                            ==========  ==========   ==========  ==========
Dividends declared          $   49,000  $   44,000   $   95,000  $   88,000
                            ==========  ==========   ==========  ==========


                                 Twelve Months
                                Ended June 30,
                            ----------------------
                               1998        1997
                            ==========  ==========
                            (Dollars in thousands)

Operating Revenues:
 (Notes 2, 3 and 20)
  Gas                       $  638,673  $  735,707
  Electric                   1,039,002   1,019,453
                            ----------  ----------
                             1,677,675   1,755,160
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     378,430     452,302
 Fuel for electric
  generation                   246,548     235,846
 Power purchased                33,843      46,946
                            ----------  ----------
                            658,821     735,094
                            ----------  ----------
Operating Margin             1,018,854   1,020,066
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    253,319     276,312
  Maintenance (Note 2)          69,302      66,727
  Depreciation and
   amortization (Note 2)       224,856     217,070
  Taxes (except income)         70,694      72,813
                            ----------  ----------
                               618,171     632,922
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          400,683     387,144
                            ----------  ----------
Utility Income Taxes
 (Note 5)                      113,544     107,893
                            ----------  ----------
Operating Income               287,139     279,251
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                       (4,090)        742
                            ----------  ----------
Interest:
 Interest on long-term debt     71,559      66,422
 Other interest                  4,149      11,369
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,205       4,184
                            ----------  ----------
                                79,913      81,975
                            ----------  ----------
Net Income                     203,136     198,018

Dividend requirements on
 preferred shares                8,437       8,630
                            ----------  ----------
Balance available
 for common shares          $  194,699  $  189,388
                            ==========  ==========
Dividends declared          $  194,775  $  186,200
                            ==========  ==========


The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                      Three Months         Six Months         Twelve Months
                     Ended June 30,      Ended June 30,      Ended June 30,
                  ------------------- ------------------- -------------------
                     1998      1997      1998      1997      1998      1997
                  ========= ========= ========= ========= ========= =========
                                    (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD           $ 163,951 $ 167,152 $ 146,293 $ 145,987 $ 152,752 $ 149,564

ADD:
 Net income          39,802    31,728   105,576    99,060   203,136   198,018
                  --------- --------- --------- --------- --------- ---------
                    203,753   198,880   251,869   245,047   355,888   347,582
                  --------- --------- --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series        223       223       445       445       889       889
   4-1/2% series         89        89       180       180       360       360
   4.22%  series        111       111       224       224       448       448
   4.88%  series        122       122       244       244       488       488
   7.44%  series         79        79       156       156       312       312
   7.50%  series         65        65       131       131       261       261
   8.85%  series        129       156       295       350       627       737
   7-3/4% series         80        92       161       183       340       374
   8.35%  series        125       137       250       275       497       546
   6.50%  series        699       699     1,397     1,397     2,795     2,795
   Adjustable
    Rate,
    Series A            355       355       710       710     1,420     1,420
Common shares        49,000    44,000    95,000    88,000   194,775   186,200
                  --------- --------- --------- --------- --------- ---------
                     51,077    46,128    99,193    92,295   203,212   194,830
                  --------- --------- --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD        $ 152,676 $ 152,752 $ 152,676 $ 152,752 $ 152,676 $ 152,752
                  ========= ========= ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Three Months
                                                        Ended June 30,
                                                   ------------------------
                                                      1998          1997
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   39,802    $   31,728

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        56,800        56,237
  Deferred federal and state operating
   income taxes, net                                  (13,307)      (21,170)
  Deferred investment tax credits, net                 (1,782)       (1,793)
  Advance contract payment                                475           475
  Change in certain assets and liabilities  -
   Accounts receivable, net                            16,183        37,234
   Electric production fuel                             4,742        (4,500)
   Materials and supplies                               2,434           392
   Natural gas in storage                             (11,265)      (11,439)
   Accounts payable                                    (7,367)      (17,447)
   Taxes accrued                                      (52,099)      (28,207)
   Fuel adjustment clause                               1,736         4,673
   Gas cost adjustment clause                          11,465        40,215
   Accrued employment costs                            (1,788)        2,403
   Other accruals                                      (6,148)      (14,323)
  Other, net                                          (12,699)        8,773
                                                   ----------    ----------
    Net cash provided by operating activities          27,182        83,251
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (46,892)      (55,956)
  Other, net                                             (779)          256
                                                   ----------    ----------
    Net cash used in investing activities             (47,671)      (55,700)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0        99,000
  Issuance of short-term debt                         196,200       151,080
  Net change in commercial paper                       52,600       (57,100)
  Retirement of long-term debt                        (35,000)            0
  Retirement of short-term debt                      (155,000)     (183,530)
  Retirement of preferred shares                       (1,256)       (1,252)
  Cash dividends paid on common shares                (46,000)      (44,000)
  Cash dividends paid on preferred shares              (2,116)       (2,139)
  Other, net                                              117          (583)
                                                   ----------    ----------
    Net cash provided by (used in)
     financing activities                               9,545       (38,524)
                                                   ----------    ----------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                 (10,944)      (10,973)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   25,775        22,693
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   14,831    $   11,720
                                                   ==========    ==========

                                                          Six Months
                                                        Ended June 30,
                                                   ------------------------
                                                      1998          1997
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  105,576    $   99,060

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       113,320       111,489
  Deferred federal and state operating
   income taxes, net                                  (39,973)      (29,185)
  Deferred investment tax credits, net                 (3,564)       (3,587)
  Advance contract payment                                950           950
  Change in certain assets and liabilities  -
   Accounts receivable, net                            12,461        32,112
   Electric production fuel                             2,338        (2,149)
   Materials and supplies                               1,120           448
   Natural gas in storage                              16,298        24,146
   Accounts payable                                   (23,898)      (55,065)
   Taxes accrued                                       26,559        35,097
   Fuel adjustment clause                               3,304           892
   Gas cost adjustment clause                          61,529        53,538
   Accrued employment costs                           (15,612)       (1,950)
   Other accruals                                      (9,311)        9,846
  Other, net                                           (7,787)       25,864
                                                   ----------    ----------
    Net cash provided by operating activities         243,310       301,506
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (80,202)     (101,377)
  Other, net                                          (10,129)         (208)
                                                   ----------    ----------
    Net cash used in investing activities             (90,331)     (101,585)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0        99,000
  Issuance of short-term debt                         314,360       331,480
  Net change in commercial paper                         (400)     (148,505)
  Retirement of long-term debt                        (35,000)            0
  Retirement of short-term debt                      (320,660)     (375,430)
  Retirement of preferred shares                       (1,256)       (1,253)
  Cash dividends paid on common shares               (101,000)      (97,000)
  Cash dividends paid on preferred shares              (4,230)       (4,304)
  Other, net                                              238          (468)
                                                   ----------    ----------
     Net cash used in financing activities           (147,948)     (196,480)
                                                   ----------    ----------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                   5,031         3,441

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    9,800         8,279
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   14,831    $   11,720
                                                   ==========    ==========

                                                        Twelve Months
                                                        Ended June 30,
                                                   ------------------------
                                                      1998          1997
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  203,136    $  198,018

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       224,856       217,070
  Deferred federal and state operating
   income taxes, net                                  (19,202)      (15,802)
  Deferred investment tax credits, net                 (7,182)       (7,593)
  Advance contract payment                              1,900         1,900
  Change in certain assets and liabilities  -
   Accounts receivable, net                            (8,973)      (13,429)
   Electric production fuel                            12,133         2,265
   Materials and supplies                               3,802         3,252
   Natural gas in storage                              (3,319)       (3,519)
   Accounts payable                                   (20,106)      (17,094)
   Taxes accrued                                       12,950        43,274
   Fuel adjustment clause                               8,882         3,366
   Gas cost adjustment clause                          19,638         4,477
   Accrued employment costs                            (3,482)        1,364
   Other accruals                                     (13,040)        4,914
  Other, net                                          (11,852)       31,536
                                                   ----------    ----------
    Net cash provided by operating activities         400,141       453,999
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (153,056)     (200,221)
  Other, net                                          (13,112)        1,215
                                                   ----------    ----------
    Net cash used in investing activities            (166,168)     (199,006)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                           40,000        99,000
  Issuance of short-term debt                         517,310     1,045,630
  Net change in commercial paper                       25,700       (43,000)
  Retirement of long-term debt                       (102,247)      (80,000)
  Retirement of short-term debt                      (511,160)   (1,074,780)
  Retirement of preferred shares                       (2,411)       (2,411)
  Cash dividends paid on common shares               (189,775)     (187,200)
  Cash dividends paid on preferred shares              (8,482)       (8,658)
  Other, net                                              203          (233)
                                                   ----------    ----------
    Net cash used in financing activities            (230,862)     (251,652)
                                                   ----------    ----------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                   3,111         3,341

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   11,720         8,379
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   14,831    $   11,720
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

      Electric:
      --------
          Electric generation plant      24 years
          Transmission plant             26 years
          Distribution plant             25 years
          Other electric plant           24 years

      The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.7% for the three-month, 3.6% for the six-month and twelve-month periods ended June 30, 1998, and was 3.6% for three-month, six-month and twelve-month periods ended June 30, 1997.

      Gas:
      ----
          Gas storage plant              18 years
          Transmission plant             34 years
          Distribution plant             27 years
          Other gas plant                24 years

      The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.4% for the three-month, six-month and twelve-month periods ended June 30, 1998, and 5.3% for the three-month, six-month and twelve-month periods ended June 30, 1997.

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

      AMORTIZATION OF SOFTWARE COSTS. Northern Indiana has capitalized software relating to various technology functions. At the date of installation, Northern Indiana estimates that the specific software will have a useful life between five and ten years. The Federal Energy Regulatory Commission (FERC) prescribes certain amortization periods, and Northern Indiana's management has determined that, on average, these are reasonable useful life estimates for the portfolio of capitalized software. Northern Indiana includes these amortization estimates, based on useful life, in its quarterly filings with the Indiana Utility Regulatory Commission (Commission).

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

      ACCOUNTS RECEIVABLE. At June 30, 1998, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002. The June 30, 1998 and December 31, 1997 accounts receivable balances include approximately $3.7 million and $5.4 million, respectively, due from associated companies.

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

      Cash paid during the periods reported for income taxes and interest was as follows:


                    Three Months          Six Months         Twelve Months
                   Ended June 30,       Ended June 30,       Ended June 30,
                 ------------------   ------------------   ------------------
                   1998      1997       1998      1997       1998      1997
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Income taxes     $ 73,320  $ 50,000   $ 73,340  $ 50,000  $ 128,149 $ 69,463

Interest, net of
 amounts
 capitalized     $ 26,736  $ 28,992   $ 34,270  $ 35,800  $  73,555 $ 77,217


      FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the Commission applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. Northern Indiana records any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period.

      GAS COST ADJUSTMENT CLAUSE. All metered gas rates contain an adjustment factor which reflects the cost of purchased gas, contracted gas storage and storage transportation charges. Northern Indiana records any under-recovery or over-recovery as a current asset or current liability until such time it is billed or refunded to its customers. The gas cost adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. The gas cost adjustment clause includes a gas cost incentive mechanism (GCIM) that allows Northern Indiana to share any cost savings or cost increases with customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price. See Note 3, FERC Order No. 636 for a discussion of gas transition cost charges.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in June 1998 and December 1997 the estimated replacement cost of gas in storage (current and non-current) at June 30, 1998 and December 31, 1997 exceeded the stated LIFO cost by approximately $41 million and $42 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Pursuant to agreement, effective July 1, 1996, Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NIPSCO Industries Management Services Company (NIMSC), a wholly-owned subsidiary of Industries.

      The costs of these services are charged to Northern Indiana based on payroll and expenses incurred by NIMSC's employees for the benefit of Northern Indiana. These costs, which totaled $4.6 million, $11.6 million and $23.2 million for the three-month, six-month and twelve-month periods ended June 30, 1998 and totaled $8.6 million, $17.2 million and $34.4 million for the three-month, six-month and twelve-month periods ended June 30, 1997, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $6.7 million, $8.6 million and $14.8 million representing 8.8%, 5.1% and 4.2% of Northern Indiana's total gas costs for the three-month, six-month and twelve-month periods ended June 30, 1998, respectively. Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $1.0 million, $4.0 million and $11.4 million representing 1.2%, 1.8% and 2.5% of Northern Indiana's total gas costs for the three-month, six-month and twelve-month periods ended June 30, 1997, respectively.

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

      As of June 30, 1998, Northern Indiana had open futures and option contracts representing hedges of natural gas sales of 4.5 billion cubic feet
(Bcf) and natural gas purchases of 8.0 Bcf. The net deferred gain on these commodity-based derivative financial instruments as of June 30, 1998 was not material.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commission and FERC. Accordingly, Northern Indiana's accounting policies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of June 30, 1998 and December 31, 1997, the regulatory assets identified below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:


                                                  June 30,      December 31,
                                                   1998            1997
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 14)                                $      44,694   $      46,426
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                64,437          66,546
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     9,413           9,880
Deferral of SFAS No. 106 expense not
 recovered (Note 7)                                   81,166          83,965
FERC Order No. 636
 transition costs (Note 3)                            23,985          28,744
Regulatory income tax asset, net (Note 5)              9,958           9,664
                                               -------------   -------------
                                                     233,653         245,225
Less: Current portion of regulatory assets            34,501          39,260
                                               -------------   -------------
                                               $     199,152   $     205,965
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

(3) FERC ORDER NO. 636. Since December 1993, Northern Indiana has paid approximately $138 million of interstate pipeline transition costs to pipeline suppliers to reflect the impact of FERC Order No. 636. Northern Indiana expects that additional transition costs will not be significant. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(4) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $17 million to cover probable corrective actions as of June 30, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Northern Indiana.

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

      On December 19, 1996, the Environmental Protection Agency (EPA) promulgated rules for Phase II of the Acid Rain nitrogen oxides (N0x)reduction program. For Phase I, during the summer of 1997, the EPA formally approved the Acid Rain Early Election permits for the pulverized coal units at D. H. Mitchell and R. M. Schahfer stations. The permits establish the Phase I limits for the NOx emissions on these units until 2007. On December 23, 1997, Northern Indiana submitted an Acid Rain Phase II NOx Compliance Plan to IDEM which included additional controls for two cyclone fired boilers and a plan for emission averaging to achieve the NOx limits for the system by 2000. Northern Indiana plans a project to demonstrate a cost effective combustion control technique on the Unit 12 cyclone fired boiler at Michigan City during 1998. The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants which may require significant capital expenditures for control of these emissions. Northern Indiana cannot predict what these requirements will be or the costs of complying with these potential requirements.

      On October 10, 1997, and supplemented on May 11, 1998, the EPA proposed a rule under the nonattainment provisions of the CAAA to reduce emissions transported across state boundaries that allegedly are contributing to nonattainment of the one hour ozone standard in downwind states. Because N0x, along with other factors, contributes to ozone formation, the EPA proposed significant NOx reductions for 22 states, including Indiana, to address the ozone transport issue. These proposals, and any resulting NOx emission limitations arise under different provisions of the CAAA than the Acid Rain NOx program and can result in additional, more restrictive emissions limitations than are imposed under the Acid Rain Program. The EPA has encouraged states to achieve the reductions by requiring controls on electric utilities and large boilers. Northern Indiana is evaluating the EPA's proposal and evaluating potential requirements that could result from any final rule.

      The EPA issued final rules on July 18, 1997 revising the National Ambient Air Quality Standards for ozone and particulate matter. The revised standards begin a regulatory process that may lead to reductions in particulate, NOx emissions and possibly sulfur dioxide emissions from many sources (including Northern Indiana's coal-fired boilers at its generating stations) beyond current CAAA requirements. Northern Indiana cannot predict the costs of complying with future control requirements to meet these new standards. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new standards on its operations will not be known for some time.

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

      The possibility that exposure to electric and magnetic fields (EMF) emanating from power lines, household appliances and other electric sources may result in adverse health effects has been the subject of public, governmental and media attention. Recently, researchers from the National Cancer Institute and the Childhood Cancer Group reported they found no evidence that magnetic fields in homes increase the risk of childhood leukemia. This study follows an EMF report released in 1997 by the U.S. National Research Council of the National Academy of Sciences, which concluded, after examining more than 500 EMF studies spanning seventeen years, that, among other things, there was insufficient evidence to consider EMF a threat to human health. A new report in June 1998 from a National Institute of Health panel accepted the position that EMF should be regarded as a "possible human carcinogen." Further panel comments also stated that the risk "is possibly quite small compared to many other public health risks."

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

      The components of the net deferred income tax liability at June 30, 1998 and December 31, 1997 are as follows:


                                           June 30,      December 31,
                                             1998            1997
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences         $     734,131   $     729,153
 AFUDC-equity                                   34,067          35,282
 Adjustment clauses                              9,241          33,829
 Other regulatory assets                        30,782          31,844
 Reacquisition premium on debt                  16,950          17,607

Deferred tax assets -
 Deferred investment tax credits               (36,503)        (37,869)
 Removal costs                                (150,307)       (144,111)
 Other postretirement/postemployment
  benefits                                     (46,077)        (43,680)
 Other, net                                    (13,444)         (5,132)
                                         -------------   -------------
                                               578,840         616,923
Less: Deferred income taxes related to
 current assets and liabilities                (14,294)         13,987
                                         -------------   -------------
Deferred income taxes - noncurrent       $     593,134   $     602,936
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:


                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                  --------------------   --------------------
                                     1998       1997        1998       1997
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  32,618  $  35,675   $  88,747  $  76,420
 State                                4,905      5,187      13,141     11,258
                                  ---------  ---------   ---------  ---------
                                     37,523     40,862     101,888     87,678
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                            (12,319)   (19,591)    (36,967)   (27,042)
 State                                 (988)    (1,579)     (3,006)    (2,143)
                                  ---------  ---------   ---------  ---------
                                    (13,307)   (21,170)    (39,973)   (29,185)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,782)    (1,793)     (3,564)    (3,587)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             22,434     17,899      58,351     54,906

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (827)      (618)     (1,232)      (871)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  21,607  $  17,281   $  57,119  $  54,035
                                  =========  =========   =========  =========

                                     Twelve Months
                                     Ended June 30,
                                  --------------------
                                     1998       1997
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $ 121,229  $ 114,067
 State                               18,699     17,221
                                  ---------  ---------
                                    139,928    131,288
                                  ---------  ---------
Deferred income taxes, net -
 Federal                            (17,923)   (14,828)
 State                               (1,279)      (974)
                                  ---------  ---------
                                    (19,202)   (15,802)
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,182)    (7,593)
                                  ---------  ---------
  Total utility operating income
   taxes                            113,544    107,893

Income tax applicable to non-
 operating activities and income
 of subsidiaries                     (3,645)    (1,086)
                                  ---------  ---------
  Total income taxes              $ 109,899  $ 106,807
                                  =========  =========


      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:


                                      Three Months           Six Months
                                     Ended June 30,         Ended June 30,
                                  --------------------   --------------------
                                     1998       1997        1998       1997
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  39,802  $  31,728   $ 105,576  $  99,060
Add-Income taxes                     21,607     17,281      57,119     54,035
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $  61,409  $  49,009   $ 162,695  $ 153,095
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  21,493  $  17,153   $  56,943  $  53,583

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                     998      1,044       1,996      2,088
  Amortization of deferred
   investment tax credits            (1,782)    (1,793)     (3,564)    (3,587)
  State income taxes, net of
   federal income tax benefit         2,133      1,747       5,443      5,111
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (1,271)    (1,518)     (2,542)    (3,036)
  Other, net                             36        648      (1,157)      (124)
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  21,607  $  17,281   $  57,119  $  54,035
                                  =========  =========   =========  =========

                                     Twelve Months,
                                     Ended June 30,
                                  --------------------
                                     1998       1997
                                  =========  =========
                                 (Dollars in thousands)

Net income                        $ 203,136  $ 198,018
Add-Income taxes                    109,899    106,807
                                  ---------  ---------
Net income before income taxes    $ 313,035  $ 304,825
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $ 109,562  $ 106,689

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   3,980      4,696
  Amortization of deferred
   investment tax credits            (7,182)    (7,593)
  State income taxes, net of
   federal income tax benefit        10,579     10,186
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (3,569)    (6,861)
  Other, net                         (3,471)      (310)
                                  ---------  ---------
   Total income taxes             $ 109,899  $ 106,807
                                  =========  =========


(6) PENSION PLANS: Industries has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The change in the benefit obligation for 1997 and 1996 is as follows:


                                     1997        1996
                                  =========    =========
                                  (Dollars in thousands)

Benefit obligation at beginning   $ 732,870    $ 749,869
 of year (January 1,)
Service cost                         13,325       15,877
Interest cost                        55,920       52,787
Plan amendments                      25,096            0
Actuarial (gain)loss                 67,975      (39,435)
Benefits paid                       (52,137)     (46,228)
                                  ---------    ---------
Benefit obligation at end of
 the year (December 31,)          $ 843,049    $ 732,870
                                  =========    =========


      The change in the fair value of the plan's assets for years 1997 and 1996 is as follows:


                                     1997        1996
                                  =========    =========
                                  (Dollars in thousands)

Fair value of plan assets at      $ 782,162    $ 697,919
 beginning of year January 1,)
Actual return on plan's assets      122,537       86,622
Employer contributions               44,388       43,850
Benefits paid                       (52,137)     (46,229)
                                  ---------    ---------
Plan assets at fair value at
 end of the year (December 31,)   $ 896,950    $ 782,162
                                  =========    =========


      The plan's funded status as of January 1, 1998 and January 1, 1997 is as follows:


                                  January 1,   January 1,
                                     1998        1997
                                  =========    =========
                                  (Dollars in thousands)

Plan assets in excess of          $  53,901    $  49,292
 benefit obligation
Unrecognized net actuarial loss     (51,191)     (67,111)
Unrecognized prior service cost      45,502       23,736
Unrecognized transition amount
 being recognized over
 seventeen years                     32,930       38,418
                                  ---------    ---------
Prepaid pension costs             $  81,142    $  44,335
                                  =========    =========

      The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula which considers expected future salary increases. Discount rates of 7.00% and 7.75% and rates of increase in compensation levels of 4.50% and 5.5% were used to determine the benefit obligation at January 1, 1998 and 1997, respectively. The increase in benefit obligation at January 1, 1998 was impacted by the decrease in the discount rate from 7.75% to 7.00%. Prepaid pension costs were $98.3 million as of June 30, 1998.

      The following items are the components of provisions for pensions for the three-month, six-month and twelve-month periods ended June 30, 1998 and June 30, 1997:


                    Three Months          Six Months         Twelve Months
                       Ended                Ended                Ended
                      June 30,             June 30,             June 30,
                 ------------------   ------------------   ------------------
                   1998      1997       1998      1997       1998      1997
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Service costs    $  5,997  $  4,466   $ 11,993  $  8,932   $ 16,386  $ 14,466
Interest costs     21,073    16,325     42,146    32,651     65,416    53,690
Expected return
 on plan assets   (27,971)  (20,308)   (55,941)  (40,616)   (85,807)  (89,480)
Amortization of
 transition
 obligation         1,902     1,604      3,804     3,208      6,084     5,400
Amortization of
 prior service
 cost               1,525       913      3,050     1,825      4,554    26,583
                 --------  --------   --------  --------   --------  --------
                 $  2,526  $  3,000   $  5,052  $  6,000   $  6,633  $ 10,659
                 ========  ========   ========  ========   ========  ========


      Assumptions used in the valuation and determination of 1998 and 1997 pension expense were as follows:


                                                     1998         1997
                                                     =====        =====

Discount rate                                        7.00%        7.75%
Rate of increase in compensation levels              4.50%        5.50%
Expected long-term rate of return on assets          9.00%        9.00%

      Plan assets are invested primarily in common stocks, bonds and notes. On July 9, 1998, a substantial portion of the plan's domestic equity investments were hedged against movements in the S&P 500 Index. The hedge will expire on December 31, 1998.


(7) POSTRETIREMENT BENEFITS: Northern Indiana provides certain health care and life insurance benefits for retired employees. Substantially all of Northern Indiana's employees may become eligible for those benefits if they reach retirement age while working for Northern Indiana. The expected cost of such benefits is accrued during the employees' years of service.

      Northern Indiana's rate-making has historically included the cost of providing these benefits based on the related insurance premiums. On December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and authorized the deferral of the differences between the net periodic postretirement benefit costs and the insurance premiums paid for such benefits as a regulatory asset.

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

      The following table sets forth the plan's change in accumulated postretirement benefit obligation (APBO) for the years 1997 and 1996:




                                     1997        1996
                                  =========    =========
                                  (Dollars in thousands)

Accumulated postretirement        $ 194,937    $ 253,157
 benefit obligation at
 beginning of year (January 1,)
Service cost                          3,068        5,853
Interest cost                        14,523       17,973
Plan amendments                       4,015       (9,607)
Actuarial (gain)                    (12,534)     (66,112)
Benefits paid                        (9,006)      (6,327)
                                  ---------    ---------
Accumulated postretirement
 benefit obligation at
 end of the year (December 31,)   $ 195,003    $ 194,937
                                  =========    =========



      The change in the fair value of the plan's assets for the years 1997 and 1996 is as follows:


                                     1997        1996
                                  =========    =========
                                  (Dollars in thousands)

Fair value of plan assets at      $       0    $       0
 beginning of year (January 1,)
Employer contributions               11,406        6,327
Benefits paid                        (9,006)      (6,327)
                                  ---------    ---------
Plan assets at fair value at
 end of the year (December 31,)   $   2,400    $       0
                                  =========    =========


      Following is the funded status for postretirement benefits as of January 1, 1998 and January 1, 1997:


                                  January 1,   January 1,
                                     1998        1997
                                  =========    =========
                                  (Dollars in thousands)

Funded status                     $(192,603)   $(194,937)
Unrecognized actuarial gain         (99,262)     (88,784)
Unrecognized prior service cost       3,737            0
Unrecognized transition amount
 being recognized over
 twenty years                       161,214      171,962
                                  ---------    ---------
Accrued liability for
 postretirement benefits          $(126,914)   $(111,759)
                                  =========    =========

      A discount rate of 7.00%, a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5%, a discount rate of 7.75% and a pre-Medicare medical trend rate of 9% declining to a long-term rate of 6%, were used to determine the APBO at January 1, 1998 and 1997, respectively.

      The change in the APBO reflects the decrease in the discount rate from 7.75% to 7.00%, substantially offset by favorable claim experience and reduction in the medical trend rate assumption. The accrued liability for postretirement benefits was $130.5 million at June 30, 1998.

      Net periodic postretirement benefits costs, before consideration of the rate-making discussed previously, for the three-month, six-month and twelve-month periods ended June 30, 1998 and June 30, 1997 include the following components:


                      Three Months       Six Months       Twelve Months
                        Ended              Ended             Ended
                       June 30,           June 30,           June 30,
                   ----------------   ----------------   ----------------
                     1998     1997      1998     1997      1998     1997
                   =======  =======   =======  =======   =======  =======
                                   (Dollars in thousands)

Service costs      $ 1,069  $   941   $ 1,806  $ 1,858   $ 3,016  $ 5,007
Interest costs       3,650    4,376     7,300    8,752    13,071   16,778
Expected return
 on plan assets        (50)       0      (100)       0      (100)       0
Amortization of
 transition
 obligation
 over twenty years   2,675    2,702     5,350    5,404    10,693   10,686
Amortization of
 prior service cost     75        0       150        0       429        0
Amortization of
 actuarial (gain)   (1,375)    (993)   (2,750)  (1,986)   (6,542)  (1,326)
                   -------  -------   -------  -------   -------  -------
                   $ 6,044  $ 7,026   $11,756  $14,028   $20,567  $31,145
                   =======  =======   =======  =======   =======  =======


      Assumptions used in the valuation and determination of 1998 and 1997 net periodic postretirement benefit costs were as follows:


                                                     1998         1997
                                                     =====        =====

Discount rate                                        7.00%        7.75%
Rate of increase in compensation levels              4.50%        5.50%


      The pre-Medicare medical trend rates used for 1998 and 1997 were 8% declining to a long-term rate of 5% and 9% declining to a long-term rate of 6%, respectively. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1998 by approximately $23.2 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.7 million and $1.3 million for the three-month and six-month periods ended June 30, 1998. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the accumulated postretirement benefit obligation at January 1, 1998 by approximately $19.2 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.5 million and $1.0 million for the three-month and six-month periods ended June 30, 1998.
Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(9) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT JUNE 30, 1998 AND DECEMBER 31, 1997 (SEE NOTE 8):


                                                                Redemption
                                                                 Price at
                                   June 30,     December 31,     June 30,
                                     1998           1997           1998
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series - 209,057 and
  209,118 shares outstanding,
  respectively                   $     20,906   $     20,912        $101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000        $100.00

 4.22% series -  106,198 shares
  outstanding                          10,620         10,620        $101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000        $102.00

 7.44% series -   41,890 shares
  outstanding                           4,189          4,189        $101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484        $101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   June 30, 1998), Series A
   (stated value $50 per share)
   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,117   $     81,123
                                 ============   ============

      During the period July 1, 1996 to June 30, 1998 there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(10) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT JUNE 30, 1998 AND DECEMBER 31, 1997 (SEE NOTE 8):

      Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana are as follows:


                                                     June 30,    December 31,
                                                      1998           1997
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 50,000 and 62,500 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year              $      5,000   $      6,250

  7-3/4% series - 38,906 shares outstanding,
   excluding sinking fund payments due within
   one year                                              3,891          3,891

  8.35% series - 57,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                              5,700          5,700

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     57,591   $     58,841
                                                  ============   ============

      The redemption prices at June 30, 1998, as well as sinking fund provisions for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:


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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at June 30, 1998 for each of the twelve-month periods subsequent to June 30, 1999 are as follows:


Twelve Months Ended June 30,*
==================================

2000                    $1,827,700
2001                    $1,827,700
2002                    $1,827,700
2003                    $1,827,700

* Table does not reflect redemptions made after June 30, 1998.

(11) COMMON SHARE DIVIDEND: Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At June 30, 1998, Northern Indiana had approximately $152.7 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(12) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, all of Northern Indiana's common shares are owned by Industries.

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

(13) LONG-TERM INCENTIVE PLAN: Industries has two long-term incentive plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 5.0 million of Industries' common shares to key employees through 1998 and 2004, respectively. At June 30, 1998, there were 3,847,500 shares reserved for future awards under the 1994 Plan. The 1994 Plan permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at June 30, 1998. Under this Plan, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries' common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1997 and 1998 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 534,666 and 542,666 restricted shares outstanding at June 30, 1998 and December 31, 1997, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.2, $0.4 and $0.7 million for the three-month, six-month and twelve-month periods ending June 30, 1998, respectively. Had compensation cost for non-ualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts:


                   Three Months         Six Months           Twelve Months
                      Ended                Ended                Ended
                     June 30,             June 30,             June 30,
                ------------------   ------------------   -------------------
                  1998      1997       1998      1997       1998       1997
                ========  ========   ========  ========   ========   ========
                                   (Dollars in thousands)

Net Income:
 As reported    $ 39,802  $ 31,728   $105,576  $ 99,060   $203,136   $198,018
 Pro forma      $ 39,588  $ 31,521   $105,148  $ 98,646   $202,282   $197,228



      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, six-month and twelve-month periods ended June 30, 1998 and June 30, 1997: risk-free interest rate of 6.29% and 6.39%, respectively; expected dividend yield per share of $0.87 and $0.84, respectively; expected option term of five and one-quarter years and five years, respectively; and expected volatilities of 12.7% and 13.2%, respectively. The weighted average fair value of options granted to all plan participants was $2.66 and $2.50 for the twelve-month period ended June 30, 1998 and June 30, 1997, respectively. There were 533,600 and 556,600 non-qualified stock options granted to all plan participants for the twelve-month periods ended June 30, 1998 and June 30, 1997, respectively.

(14) LONG-TERM DEBT: At June 30, 1998 and December 31, 1997, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:


                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                                  June 30,    December 31,
                                                   1998           1997
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series T, 7-1/2%, due April 1, 2002           $     39,500   $     39,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                            94,500         94,500
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    18,000         18,000
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 3.67% weighted
  average at June 30, 1998, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.60% weighted average at
  June 30, 1998, due November 1, 2007                24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.80% at June 30, 1998,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.80% at June 30, 1998,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.80% at June 30, 1998,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           241,000        241,000
                                               ------------   ------------
Medium-term notes -
 Interest rates between 6.10% and 7.69% with
  a weighted average interest rate of 7.00%
  and various maturities between
 March 20, 2000 and August 4, 2027                  748,025        748,025
                                         ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,791)        (4,029)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $  1,079,734   $  1,079,496
                                               ============   ============

      The sinking fund requirements of long-term debt outstanding at June 30, 1998 (including the maturity of first mortgage bonds: Series T, 7-1/2%, due April 1, 2002; and medium-term notes due from March 20, 2000 to April 21, 2003) for each of the twelve-month periods subsequent to June 30, 1999 are as follows:


Twelve Months Ended June 30,
=================================
2000                 $157,000,000
2001                 $  3,000,000
2002                 $ 73,500,000
2003                 $ 58,500,000

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

      On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes.
As of June 30, 1998, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

(15) CURRENT PORTION OF LONG-TERM DEBT: At June 30, 1998 and December 31, 1997, Northern Indiana's current portion of long-term debt due within one year was as follows:


                                                June 30,       December 31,
                                                 1998              1997
                                             ============      ============
                                                 (Dollars in thousands)
First mortgage bonds -
 Series P, 6-7/8% - due October 1, 1998      $     14,509      $     14,509
Medium-term notes -
 Interest rate of 5.83% and 5.95% with
  a weighted average interest rate of
  5.86% and various maturities between
  April 6, 1998 and April 13, 1998                      0            35,000
Sinking funds due within one year                   1,500             1,500
                                             ------------      ------------
   Total current portion of long-term debt   $     16,009      $     51,009
                                             ============      ============

(16) SHORT-TERM BORROWINGS: Northern Indiana uses commercial paper to fund short-term working capital requirements.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of June 30, 1998, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1999. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1998, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1998 and December 31, 1997, $41.2 million and $47.5 million, respectively, were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1998, there were no borrowings outstanding under this facility.

      At June 30, 1998 and December 31, 1997, Northern Indiana's short-term borrowings were as follows:


                                               June 30,        December 31,
                                                 1998              1997
                                             ============      ============
                                                 (Dollars in thousands)

Commercial paper -
 Weighted average interest rate of 5.66%
  at June 30, 1998                          $      71,100      $     71,500
Notes payable -
 Issued at interest rates between 5.65%
  and 6.50 % with a weighted average
  interest rate of 5.83% and various
  maturities between July 2, 1998 and
  August 13, 1998                                  41,200            47,500
                                             ------------      ------------
Total short-term borrowings                  $    112,300      $    119,000
                                             ============      ============

(17) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.4 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1998:



Twelve Months Ended June 30,
=============================
   (Dollars in thousands)

1999                 $  4,389
2000                    3,055
2001                    3,055
2002                    3,055
2003                    3,054
Later years            31,616
                     --------
Total minimum
 payments required   $ 48,224
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:


                              June 30,       June 30,
                                1998           1997
                            ============   ============
                              (Dollars in thousands)

Three months ended               $ 2,331        $ 1,937
Six months ended                 $ 4,479        $ 4,027
Twelve months ended              $ 8,127        $ 8,384

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

      During the fourth quarter of 1995, Northern Indiana entered into a ten year agreement with IBM to perform all data center, application development and maintenance, and desktop management. Annual fees under this agreement are estimated at $20.6 million.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

        Investments: Investments are carried at cost, which approximates market value.

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

      The carrying values and estimated fair values of Northern Indiana's financial instruments (excluding derivatives) are as follows:


                               June 30, 1998           December 31, 1997
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   14,831  $   14,831   $    9,800  $    9,800
Investments                $      256  $      256   $      256  $      256
Long-term debt (including
 current portion)          $1,095,743  $1,122,922   $1,130,505  $1,128,851
Preferred stock            $  140,536  $  133,136   $  141,792  $  135,317

      Northern Indiana is subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 3% of gas revenues (including transportation services) and 19% of electric revenue for the twelve months ended June 30, 1998 as compared to 5% and 22%, respectively, for the twelve months ended June 30, 1997.

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

      The following tables provide information about Northern Indiana's business segments. Northern Indiana uses income before interest and income taxes as its primary measurement for each of the reported segments. Adjustments have been made to the segment information to arrive at information included in the results of operations and financial position of Northern Indiana. The accounting policies of the operating segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

For the Three Months                                      Adjust-
 Ended June 30, 1998        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $ 98,859  $  271,611  $      0  $      0  $  370,470
Other income (deductions)$    171  $       85  $ (1,502) $    (22) $   (1,268)
Depreciation and
 amortization            $ 17,845  $   38,955  $      0  $      0  $   56,800
Income before interest
 and utility income
 taxes                   $ (3,968) $   86,964  $ (1,475) $    (49) $   81,472
Assets                   $740,292  $2,481,851  $344,949  $      0  $3,567,092


For the Three Months                                      Adjust-
 Ended June 30, 1997        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $108,541  $  244,054  $      0  $      0  $  352,595
Other income (deductions)$    108  $       44  $ (1,147) $    (41) $   (1,036)
Depreciation and
 amortization            $ 17,414  $   38,823  $      0  $      0  $   56,237
Income before interest
 and utility income
 taxes                   $  1,766  $   68,854  $ (1,155) $    (33) $   69,432
Assets                   $763,785  $2,549,642  $317,399  $      0  $3,630,826

For the Six Months                                        Adjust-
 Ended June 30, 1998        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $317,589  $  511,797  $      0  $      0  $  829,386
Other income (deductions)$    753  $      170  $ (2,746) $    (53) $   (1,876)
Depreciation and
 amortization            $ 35,598  $   77,722  $      0  $      0  $  113,320
Income before interest
 and utility income
 taxes                   $ 41,341  $  164,373  $ (2,783) $    (16) $  202,915
Assets                   $740,292  $2,481,851  $344,949  $      0  $3,567,092


For the Six Months                                        Adjust-
 Ended June 30, 1997        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $414,215  $  489,878  $      0  $      0  $  904,093
Other income (deductions)$    574  $      241  $ (1,926) $   (334) $   (1,445)
Depreciation and
 amortization            $ 34,384  $   77,105  $      0  $      0  $  111,489
Income before interest
 and utility income
 taxes                   $ 56,856  $  139,286  $ (1,961) $   (299) $  193,882
Assets                   $763,785  $2,549,642  $317,399  $      0  $3,630,826


For the Twelve Months                                     Adjust-
 Ended June 30, 1998        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $638,673  $1,039,002  $      0  $      0  $1,677,675
Other income (deductions)$  1,002  $      547  $ (5,515) $   (124) $   (4,090)
Depreciation and
 amortization            $ 70,395  $  154,461  $      0  $      0  $  224,856
Income before interest
 and utility income
 taxes                   $ 64,740  $  337,492  $ (5,603) $    (36) $  396,593
Assets                   $740,292  $2,481,851  $344,949  $      0  $3,567,092


For the Twelve Months                                     Adjust-
 Ended June 30, 1997        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $735,707  $1,019,453  $      0  $      0  $1,755,160
Other income (deductions)$  1,037  $    1,029  $   (553) $   (771) $      742
Depreciation and
 amortization            $ 67,022  $  150,048  $      0  $      0  $  217,070
Income before interest
 and utility income
 taxes                   $ 81,599  $  307,611  $   (523) $   (801) $  387,886
Assets                   $763,785  $2,549,642  $317,399  $      0  $3,630,826


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES -

      Total operating revenues for the twelve months ended June 30,1998 decreased $77.5 million as compared to the twelve months ended June 30, 1997. Gas revenues decreased $97.0 million and electric revenues increased $19.5 million as compared to the same period in 1997. The decrease in gas revenues was mainly due to decreased sales to residential and commercial customers reflecting unusually warm weather during the first quarter of 1998, decreased industrial sales, decreased gas transition costs and decreased gas cost per dekatherm (dth), partially offset by increased wholesale sales and increased deliveries of gas transported for others. The increase in electric revenues was mainly due to increased sales to residential and commercial customers due to warmer weather during the second quarter of 1998 and increased fuel costs per kilowatt-hour (kwh), partially offset by decreased sales to industrial customers.

      Total operating revenues for the six months ended June 30, 1998 decreased $74.7 million as compared to the six months ended June 30, 1997. Gas revenues decreased $96.6 million and electric revenues increased $21.9 million. The decrease in gas revenues resulted from decreased sales to residential and commercial customers due to warmer weather during the period, decreased sales to industrial customers, decreased gas cost per dth and decreased transition costs, partially offset by increased wholesale sales and increased deliveries of gas transported for others. Electric revenues increased $21.9 million due to increased sales to residential and commercial customers as a result of warmer weather during the second quarter of 1998 and increased wholesale transactions, partially offset by decreased industrial sales and decreased fuel cost per kwh.

      Total operating revenues for the three months ended June 30, 1998 increased $17.9 million as compared to the three months ended June 30, 1997. Gas revenues decreased $9.7 million and electric revenues increased $27.6 million. The decrease in gas revenues was mainly attributable to decreased sales to residential and commercial customers as a result of warmer weather during the second quarter of 1998, decreased sales to industrial customers and decreased gas transition costs, partially offset by increased sales to wholesale customers and increased gas costs per dth. The increase in electric revenues was mainly attributable to increased sales to residential and commercial customers due to warmer weather, increased sales to industrial customers and increased wholesale transactions, partially offset by increased fuel cost per kwh.

      The basic steel industry accounted for 39% of natural gas delivered (including volumes transported) and 31% of electric sales during the twelve months ended June 30, 1998.

      The components of the variations in gas and electric revenues are shown in the following table:


                                                   Variations
                                                      from
                                                  Prior Periods
                                        ---------------------------------
                                                  June 30, 1998
                                                   Compared to
                                                  June 30, 1997
                                          Three        Six       Twelve
                                         Months       Months     Months
                                        =========   =========   =========
                                             (Dollars in thousands)

Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $  17,498   $ (27,565)  $ (25,924)
 Gas transition costs                      (5,860)    (12,962)    (18,362)
 Changes in sales levels                  (21,598)    (57,220)    (54,455)
 Gas transported                              278       1,121       1,707
                                        ---------   ---------   ---------
Gas Revenue Change                      $  (9,682)  $ (96,626)  $ (97,034)
                                        ---------   ---------   ---------
Electric Revenue -
 Pass through of net changes in
  fuel costs                            $   3,899   $  (1,061)  $   2,540
 Changes in sales levels                   23,658      22,980      17,009
                                        ---------   ---------    ---------
Electric Revenue Change                 $  27,557   $  21,919   $  19,549
                                        ---------   ---------    ---------

  Total Revenue Change                  $  17,875   $ (74,707)  $ (77,485)
                                        =========   =========   =========

      See "Summary of Significant Accounting Policies - Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements for a discussion of the gas cost incentive mechanism. Also, see Note 3 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

      Gas costs decreased $0.4, $74.0 and $73.9 million for the three-month, six-month and twelve-month periods ended June 30, 1998, respectively. Gas costs decreased for the six-month and twelve-month periods due to decreased gas purchases, decreased gas costs per dth and decreased gas transition costs. The average cost of purchased gas for the three-month, six-month and twelve-month periods ended June 30, 1998, after adjustment for gas transition costs billed to transport customers, was $2.78, $2.59 and $2.87 per dth, respectively, as compared to $2.53, $3.03 and $3.08 per dth for the same periods in 1997.

FUEL AND PURCHASED POWER -

      The cost of fuel for electric generation increased $10.8, $8.0 and $10.7 million for the three-month, six-month and twelve-month periods ended June 30, 1998, compared to 1997 periods, mainly as a result of increased production of electricity.

      Power purchased decreased $3.4 and $13.1 million for the six-month and twelve-month periods ended June 30, 1998, respectively, as a result of decreased bulk power purchases, partially offset by increased cost per megawatt-hour (mwh). Purchased power increased during the three-month period ended June 30, 1998 due to increased costs per mwh, partially offset by decreased power purchases.

OPERATING MARGINS -

      Operating margins for the twelve months ended June 30,1998 decreased $1.2 million from the same period a year ago. The operating margin from gas deliveries decreased $23.2 million due to decreased sales to residential and commercial customers reflecting unusually warm weather during the first quarter of 1998 and decreased industrial sales, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. Electric operating margin increased $22.0 million due to increased sales to residential and commercial customers and increased wholesale transactions, partially offset by decreased sales to industrial customers.

      Operating margins for the six months ended June 30, 1998 decreased $5.3 million from the same period a year ago. Gas operating margin decreased $22.6 million reflecting decreased residential and commercial sales due to warmer weather during the first half of 1998 and decreased industrial sales, partially offset by increased wholesale sales and increased deliveries of gas transported for others. Electric operating margin increased $17.3 million as a result of increased sales to residential and commercial customers due to warmer weather during the second quarter of 1998 and increased wholesale transactions, partially offset by decreased sales to industrial customers.

      Operating margins for the three months ended June 30, 1998 increased $5.6 million from the same period a year ago. Gas operating margin decreased $9.2 million due to decreased sales to residential and commercial customers reflecting unusually mild weather during the period and decreased industrial sales, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. Electric operating margin increased $14.8 million as a result of increased sales to residential and commercial customers due to warmer weather, increased industrial sales and increased wholesale transactions.

OPERATING EXPENSES AND TAXES -

      Operation expenses decreased $23.0 million for the twelve-month period ended June 30, 1998 mainly as a result of decreased marketing activity of $10.0 million, decreased environmental costs of $3.1 million and decreased insurance costs of $1.7 million. Operation expenses decreased $16.0 million for the six-month period mainly reflecting decreased employee costs of $7.7 million and decreased marketing activity of $5.6 million. Operation expenses decreased $8.3 million for the three-month period reflecting decreased employee related costs of $4.7 million and decreased marketing activity of $3.9 million.

      Maintenance expenses increased for the twelve-month period ended June 30, 1998 reflecting increased maintenance activity on the electric production facilities and the electric and gas distribution facilities. Maintenance expenses increased for the three and six-month periods ended June 30, 1998 mainly reflecting increased electric production maintenance activity.

      Depreciation and amortization expense increased $0.6, $1.8 and $7.8 million for the three-month, six-month and twelve-month periods ended June 30, 1998, respectively, resulting from plant additions, partially offset by a gain on disposition of utility plant in December 1996.

OTHER INCOME (DEDUCTIONS) -

      Other Income (Deductions) decreased $4.8 million for the twelve-month period ended June 30, 1998 mainly due to a loss on disposition of property during the current twelve-month period compared to a gain of $3.6 million on the sale of Crescent Dunes Lakeshore property during the same period a year ago.

INTEREST CHARGES -

      Interest charges decreased for the twelve-month period ended June 30, 1998 reflecting decreased short-term borrowings, partially offset by increased long-term debt outstanding during the period.

      See Notes to Consolidated Financial Statements for a discussion of accounting policies and transactions impacting this analysis.

NET INCOME -

      Net income for the twelve months ended June 30, 1998 was $203.1 million compared to $198.0 million for the twelve months ended June 30, 1997.

      Net income for the six months ended June 30, 1998 was $105.6 million compared to $99.1 million for the six months ended June 30, 1997.

      Net income for the three months ended June 30, 1998 was $39.8 million compared to $31.7 million for the three months ended June 30, 1997.

ENVIRONMENTAL MATTERS -

      Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters.
It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $17 million to cover probable corrective actions as of June 30, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Northern Indiana.

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

LIQUIDITY AND CAPITAL RESOURCES -

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of June 30, 1998 and December 31,1997, Northern Indiana had $71.1 million and $71.5 million in commercial paper outstanding, respectively. As of June 30, 1998, the weighted average interest rate of commercial paper was 5.66%.

      Northern Indiana has a $250 million revolving Credit Agreement with several banks which terminates August 19, 1999. As of June 30, 1998, there were no borrowings outstanding under this agreement. In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1999. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of June 30, 1998, there were no borrowings under these lines of credit. The Credit Agreement and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1998, $41.2 million were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1998, there were no borrowings outstanding under this facility.

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

YEAR 2000 COSTS -

      Northern Indiana has several major projects underway to modify portions of its systems for proper functioning in the year 2000. These include a project to evaluate Northern Indiana's proprietary software and to work with each of Northern Indiana's software vendors to assure that appropriate steps are being taken to mitigate the problem in each vendor's software or, in some cases, to replace software with year 2000 compliant software; a project to identify and mitigate problems wherever they exist in Northern Indiana's systems ranging from equipment used in Northern Indiana's generating stations to Northern Indiana's phone system that have date information embedded within them; and an initiative to assure that each entity that electronically receives information from Northern Indiana or sends information to Northern Indiana is aware of the steps that Northern Indiana is taking and is taking appropriate steps of its own to address the problem. Consistent with its plan, Northern Indiana expects to be year 2000 compliant with some systems as early as third quarter 1998 and other systems no later than the third quarter of 1999. Northern Indiana is currently in the process of structuring its contingency plans with respect to the potential nonperformance of certain of its information systems and embedded systems as a result of year 2000 problems, and estimates that those plans will be complete by the third quarter of 1999. Northern Indiana is currently working with utility industry groups to evaluate the potential impact of the year 2000 computer problems on the interconnected national electric grid and pipeline network.

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

COMPETITION -

      The Energy Policy Act of 1992 (Energy Act) allowed FERC to order electric utilities to grant access to transmission systems by third-party power producers. The Energy Act specifically prohibits federally mandated wheeling of power for retail customers. On April 24, 1996, the FERC issued its Order No. 888-A which opens wholesale power sales to competition and requires public utilities owning, controlling, or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service they provide themselves. Northern Indiana filed its tariff as did virtually all other transmission owners subject to FERC jurisdiction. Order No. 888-A also provides for the recovery of stranded costs - that is, costs that were prudently incurred to serve wholesale power customers and that could go unrecovered if these customers use open access to move to another supplier. FERC expects this rule will accelerate competition and bring lower prices and more choices to wholesale energy customers. On November 25, 1997, FERC issued Order No. 888-B on rehearing, affirming in all important respects its earlier Order No. 888-A. Although wholesale customers represent a relatively small portion of Northern Indiana's sales, Northern Indiana will continue its efforts to retain and add customers by offering competitive rates.

      In January 1997 and January 1998 legislation was introduced in the Indiana General Assembly addressing electric utility competition and deregulation. Neither bill was passed. Northern Indiana has begun discussions with other utilities and its largest customers on the technical and economic aspects of possible legislation to allow customer choice. If Northern Indiana believes that consensus legislation is possible, Northern Indiana would support a deregulation bill in the January 1999 Indiana General Assembly.

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

      The Commission has approved Northern Indiana's Alternative Regulatory Plan (ARP) which implements new rates and services that include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, an incentive gas cost mechanism and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price. The first pilot program was launched in January 1998 and the first gas volumes flowed under this program in April 1998. The Commission order allows the natural gas marketing affiliate of Northern Indiana to participate as a supplier of choice to customers on the Northern Indiana system. Northern Indiana offers customers a price protection service (PPS), which allows residential customers to purchase gas at a fixed price or capped price for a specific period of time.

      To date, Northern Indiana's system has not been materially adversely affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

FORWARD LOOKING STATEMENTS -

      This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may", "will", "expect", "believe", "plan" and other similar terms. Northern Indiana cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Northern Indiana, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industry, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of Northern Indiana.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary market risks to which Northern Indiana is exposed and in connection with which Northern Indiana uses market risk sensitive instruments are commodity price risk and interest rate risk.

      Although Northern Indiana is subject to commodity price risk as part of its traditional operations, the current regulatory framework within which Northern Indiana operates allows for collection of fuel and gas costs in rate-making. Consequently, there is limited commodity price risk after consideration of the related rate-making. However, as the utility industry deregulates, Northern Indiana will be providing services without the benefit of the traditional rate-making allowances and will therefore be more exposed to commodity price risk.

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

      Due to the provisions of the gas cost adjustment clause and the fuel adjustment clause, movements in the natural gas and electric market prices would not significantly impact net income.

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






Date August 12, 1998