Form 10-Q
period 1998-09-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1998-11-10
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30 1998

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

      As of October 31, 1998, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                                     PART 1.
                              FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of September 30, 1998, and December 31, 1997, and the related consolidated statements of income, retained earnings and cash flows for the three, nine and twelve month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of September 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for the three, nine and twelve month periods ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
October 28, 1998


CONSOLIDATED BALANCE SHEET

                                            September 30,  December 31,
ASSETS                                          1998           1997
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $141,634 AND $140,534 RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,129,914   $  4,066,568
  Gas                                          1,258,355      1,223,693
  Common                                         352,846        351,350
                                            ------------   ------------
                                               5,741,115      5,641,611
    Less - Accumulated provision for
     depreciation and amortization             2,754,018      2,613,352
                                            ------------   ------------
      Total Utility Plant                      2,987,097      3,028,259
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                       632          1,215
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        10,644          9,800
 Accounts receivable, less reserve of
  $5,061 and $4,524, respectively (Note 2)        65,678        101,188
 Fuel adjustment clause (Note 2)                       0          2,679
 Gas cost adjustment clause (Note 2)              30,012         86,520
 Materials and supplies, at average cost          50,938         53,666
 Electric production fuel, at average cost        17,540         18,837
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         55,307         45,880
 Prepayments and other                            26,527         23,128
                                            ------------   ------------
      Total Current Assets                       256,646        341,698
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      195,867        205,965
 Prepayments and other (Note 6)                  123,468         97,777
                                            ------------   ------------
      Total Other Assets                         319,335        303,742
                                            ------------   ------------
                                            $  3,563,710   $  3,674,914
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET
                                            September 30,  December 31,
CAPITALIZATION AND LIABILITIES                  1998           1997
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized
   75,000,000 shares, issued and
    outstanding
   73,282,258 shares (Note 12)              $    859,488   $    859,488
 Additional paid-in capital                       12,524         12,522
 Retained earnings (see accompanying
  statement) (Note 11)                           146,833        146,293
                                            ------------   ------------
 Common shareholder's equity                   1,018,845      1,018,303
 Cumulative preferred stocks (Note 8)
  Series without mandatory redemption
   provisions (Note 9)                            81,117         81,123
  Series with mandatory redemption
   provisions (Note 10)                           56,991         58,841
 Long-term debt excluding amounts due
  within one year (Note 14)                    1,079,346      1,079,496
                                            ------------   ------------
      Total Capitalization                     2,236,299      2,237,763
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 15)                                  16,009         51,009
 Short-term borrowings (Note 16)                  93,400        119,000
 Accounts payable                                 94,348        127,742
 Dividends declared on common and
  preferred stocks                                56,113         56,198
 Customer deposits                                18,661         20,236
 Taxes accrued                                    95,800         88,852
 Interest accrued                                 18,062          7,646
 Fuel adjustment clause                            3,053              0
 Accrued employment costs                         39,661         51,095
 Other accruals                                   24,476         34,051
                                            ------------   ------------
      Total Current Liabilities                  459,583        555,829
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 5)                  587,694        602,936
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 5)                                        94,506         99,853
 Deferred credits                                 50,057         53,323
 Accrued liability for postretirement
  benefits (Note 7)                              124,889        115,177
 Other noncurrent liabilities                     10,682         10,033
                                            ------------   ------------
      Total Other                                867,828        881,322
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 4, 17 and 18)
                                            $  3,563,710   $  3,674,914
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF INCOME

                                 Three Months              Nine Months
                              Ended September 30,      Ended September 30,
                            ----------------------   ----------------------
                               1998        1997         1998        1997
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2, 3 and 20)
  Gas                       $   71,773  $   81,506   $  389,362  $  495,721
  Electric                     311,512     279,221      823,309     769,099
                            ----------  ----------   ----------  ----------
                               383,285     360,727    1,212,671   1,264,820
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                      39,304      49,940      217,678     302,320
 Fuel for electric
  generation                    72,246      65,008      193,263     178,025
 Power purchased                17,001      13,143       33,048      32,621
                            ----------  ----------   ----------  ----------
                               128,551     128,091      443,989     512,966
                            ----------  ----------   ----------  ----------
Operating Margin               254,734     232,636      768,682     751,854
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     64,211      69,151      188,128     209,024
  Maintenance (Note 2)          15,180      15,767       50,501      50,639
  Depreciation and
   amortization (Note 2)        57,327      56,561      170,647     168,050
  Taxes (except income)         17,901      16,372       54,500      54,029
                            ----------  ----------   ----------  ----------
                               154,619     157,851      463,776     481,742
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes          100,115      74,785      304,906     270,112
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 5)                       28,077      19,282       86,428      74,188
                            ----------  ----------   ----------  ----------
Operating Income                72,038      55,503      218,478     195,924
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                       (1,061)     (1,041)      (2,937)     (2,486)
                            ----------  ----------   ----------  ----------
Interest:
 Interest on long-term debt     17,403      18,221       52,714      51,400
 Other interest                  1,423       1,189        3,339       5,837
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                     922       1,053        2,683       3,142
                            ----------  ----------   ----------  ----------
                                19,748      20,463       58,736      60,379
                            ----------  ----------   ----------  ----------
Net Income                      51,229      33,999      156,805     133,059

Dividend requirements on
 preferred shares                2,072       2,123        6,265       6,418
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   49,157  $   31,876   $  150,540  $  126,641
                            ==========  ==========   ==========  ==========
Dividends declared          $   55,000  $   44,775   $  150,000  $  132,775
                            ==========  ==========   ==========  ==========


                                 Twelve Months
                              Ended September 30,
                            ----------------------
                               1998        1997
                            ==========  ==========
                            (Dollars in thousands)

Operating Revenues:
 (Notes 2, 3 and 20)
  Gas                       $  628,940  $  745,367
  Electric                   1,071,293   1,021,898
                            ----------  ----------
                             1,700,233   1,767,265
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     367,794     462,842
 Fuel for electric
  generation                   253,786     238,508
 Power purchased                37,701      44,733
                            ----------  ----------
                            659,281     746,083
                            ----------  ----------
Operating Margin             1,040,952   1,021,182
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    248,379     276,691
  Maintenance (Note 2)          68,715      65,820
  Depreciation and
   amortization (Note 2)       225,622     219,474
  Taxes (except income)         72,223      72,704
                            ----------  ----------
                               614,939     634,689
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          426,013     386,493
                            ----------  ----------
Utility Income Taxes
 (Note 5)                      122,339     108,753
                            ----------  ----------
Operating Income               303,674     277,740
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                       (4,110)     (2,495)
                            ----------  ----------
Interest:
 Interest on long-term debt     70,741      67,700
 Other interest                  4,663       9,539
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   3,794       4,186
                            ----------  ----------
                                79,198      81,425
                            ----------  ----------
Net Income                     220,366     193,820

Dividend requirements on
 preferred shares                8,386       8,579
                            ----------  ----------
Balance available
 for common shares          $  211,980  $  185,241
                            ==========  ==========
Dividends declared          $  205,000  $  185,775
                            ==========  ==========


The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                     Three Months        Nine Months         Twelve Months
                  Ended September 30, Ended September 30, Ended September 30,
                  ------------------- ------------------- -------------------
                     1998      1997      1998      1997      1998      1997
                  ========= ========= ========= ========= ========= =========
                                    (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD           $ 152,676 $ 152,752 $ 146,293 $ 145,987 $ 139,853 $ 140,387

ADD:
 Net income          51,229    33,999   156,805   133,059   220,366   193,820
                  --------- --------- --------- --------- --------- ---------
                    203,905   186,751   303,098   279,046   360,219   334,207
                  --------- --------- --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series        222       222       667       667       889       889
   4-1/2% series         90        90       270       270       360       360
   4.22%  series        113       113       337       337       448       448
   4.88%  series        122       122       366       366       488       488
   7.44%  series         77        77       233       233       312       312
   7.50%  series         65        65       196       196       261       261
   8.85%  series        138       166       433       516       599       710
   7-3/4% series         82        92       243       275       330       363
   8.35%  series        109       122       359       397       484       534
   6.50%  series        699       699     2,096     2,096     2,795     2,795
   Adjustable
    Rate,
    Series A            355       355     1,065     1,065     1,420     1,419
Common shares        55,000    44,775   150,000   132,775   205,000   185,775
                  --------- --------- --------- --------- --------- ---------
                     57,072    46,898   156,265   139,193   213,386   194,354
                  --------- --------- --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD        $ 146,833 $ 139,853 $ 146,833 $ 139,853 $ 146,833 $ 139,853
                  ========= ========= ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Three Months
                                                      Ended September 30,
                                                   ------------------------
                                                      1998          1997
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   51,229    $   33,999

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        57,327        56,561
  Deferred federal and state operating
   income taxes, net                                   (6,557)         (959)
  Deferred investment tax credits, net                 (1,783)       (1,793)
  Advance contract payment                                475           475
  Change in certain assets and liabilities  -
   Accounts receivable, net                            18,675        39,301
   Electric production fuel                            (1,041)       11,484
   Materials and supplies                               1,608           526
   Natural gas in storage                             (25,725)      (31,628)
   Accounts payable                                     3,667       (11,513)
   Taxes accrued                                       10,801        (8,144)
   Fuel adjustment clause                               2,428         4,451
   Gas cost adjustment clause                          (5,021)      (12,390)
   Accrued employment costs                             4,178         2,764
   Other accruals                                        (264)       (1,355)
  Other, net                                             (729)       20,510
                                                   ----------    ----------
    Net cash provided by operating activities         109,268       102,289
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (43,453)      (39,838)
  Other, net                                              973           274
                                                   ----------    ----------
    Net cash used in investing activities             (42,480)      (39,564)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0        40,000
  Issuance of short-term debt                         138,680        65,175
  Net change in commercial paper                       (3,200)       32,100
  Retirement of long-term debt                           (500)      (66,247)
  Retirement of short-term debt                      (154,380)      (86,600)
  Retirement of preferred shares                         (600)         (600)
  Cash dividends paid on common shares                (49,000)      (44,000)
  Cash dividends paid on preferred shares              (2,087)       (2,125)
  Other, net                                              112          (155)
                                                   ----------    ----------
    Net cash used in financing activities             (70,975)      (62,452)
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  (4,187)          273

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   14,831        11,720
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   10,644    $   11,993
                                                   ==========    ==========

                                                          Nine Months
                                                      Ended September 30,
                                                   ------------------------
                                                      1998          1997
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  156,805    $  133,059

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       170,647       168,050
  Deferred federal and state operating
   income taxes, net                                  (46,530)      (30,144)
  Deferred investment tax credits, net                 (5,347)       (5,380)
  Advance contract payment                              1,425         1,425
  Change in certain assets and liabilities  -
   Accounts receivable, net                            38,659        71,413
   Electric production fuel                             1,297         9,335
   Materials and supplies                               2,728           974
   Natural gas in storage                              (9,427)       (7,482)
   Accounts payable                                   (20,231)      (66,578)
   Taxes accrued                                       37,360        26,953
   Fuel adjustment clause                               5,732         5,343
   Gas cost adjustment clause                          56,508        41,148
   Accrued employment costs                           (11,434)          814
   Other accruals                                      (9,575)        4,971
  Other, net                                             (993)       49,894
                                                   ----------    ----------
    Net cash provided by operating activities         367,624       403,795
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (131,178)     (141,215)
  Other, net                                          (16,679)           66
                                                   ----------    ----------
    Net cash used in investing activities            (147,857)     (141,149)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0       139,000
  Issuance of short-term debt                         453,040       396,655
  Net change in commercial paper                       (3,600)     (116,405)
  Retirement of long-term debt                        (35,500)      (66,247)
  Retirement of short-term debt                      (475,040)     (462,030)
  Retirement of preferred shares                       (1,856)       (1,853)
  Cash dividends paid on common shares               (150,000)     (141,000)
  Cash dividends paid on preferred shares              (6,317)       (6,429)
  Other, net                                              350          (623)
                                                   ----------    ----------
     Net cash used in financing activities           (218,923)     (258,932)
                                                   ----------    ----------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                     844         3,714

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    9,800         8,279
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   10,644    $   11,993
                                                   ==========    ==========

                                                        Twelve Months
                                                      Ended September 30,
                                                   ------------------------
                                                      1998          1997
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  220,366    $  193,820

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       225,622       219,474
  Deferred federal and state operating
   income taxes, net                                  (24,800)      (18,372)
  Deferred investment tax credits, net                 (7,172)       (7,412)
  Advance contract payment                              1,900         1,900
  Change in certain assets and liabilities  -
   Accounts receivable, net                           (22,076)       10,573
   Electric production fuel                              (392)       14,050
   Materials and supplies                               4,884           848
   Natural gas in storage                               2,584         7,731
   Accounts payable                                    (4,927)      (25,361)
   Taxes accrued                                       31,895        57,617
   Fuel adjustment clause                               6,859         6,001
   Gas cost adjustment clause                          27,007         1,549
   Accrued employment costs                            (2,068)        4,463
   Other accruals                                      (8,429)        1,856
  Other, net                                          (29,088)       35,025
                                                   ----------    ----------
    Net cash provided by operating activities         422,165       503,762
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (164,193)     (194,866)
  Other, net                                          (19,936)          355
                                                   ----------    ----------
    Net cash used in investing activities            (184,129)     (194,511)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0       139,000
  Issuance of short-term debt                         590,815       734,105
  Net change in commercial paper                       (9,600)      (10,500)
  Retirement of long-term debt                        (36,500)      (66,247)
  Retirement of short-term debt                      (578,940)     (907,180)
  Retirement of preferred shares                       (2,411)       (2,411)
  Cash dividends paid on common shares               (194,775)     (186,200)
  Cash dividends paid on preferred shares              (8,444)       (8,607)
  Other, net                                              470          (509)
                                                   ----------    ----------
    Net cash used in financing activities            (239,385)     (308,549)
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  (1,349)          702

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   11,993        11,291
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   10,644    $   11,993
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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas and common properties. The approximated weighted average remaining lives for major components of electric and gas plant are as follows:

      Electric:
      --------
          Electric generation plant      24 years
          Transmission plant             26 years
          Distribution plant             25 years
          Other electric plant           24 years

      The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.8% for the three-month, 3.7% for the nine-month and 3.6% for the twelve-month periods ended September 30, 1998; and was 3.6% for three-month and nine-month periods and 3.7% for the twelve-month period ended September 30, 1997, respectively.

      Gas:
      ----
          Gas storage plant              18 years
          Transmission plant             34 years
          Distribution plant             27 years
          Other gas plant                24 years

      The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.4% for the three-month, nine-month and twelve-month periods ended September 30, 1998; and was 5.5% for the three-month, 5.4% for the nine-month and 5.3% for the twelve-month period ended September 30, 1997.

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

      ACCOUNTS RECEIVABLE. At September 30, 1998, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires on May 31, 2002. The September 30, 1998 and December 31, 1997 accounts receivable balances include approximately $4.0 million and $5.4 million, respectively, due from associated companies.

      COMPREHENSIVE INCOME. Northern Indiana adopted SFAS No. 130, Reporting Comprehensive Income" effective January 1, 1998. This statement established standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 did not impact Northern Indiana's consolidated financial statements for the periods presented.

      STATEMENT OF CASH FLOWS. For the purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:


                    Three Months          Nine Months         Twelve Months
                 Ended September 30,  Ended September 30,  Ended September 30,
                 ------------------   ------------------   ------------------
                   1998      1997       1998      1997       1998      1997
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Income taxes     $ 17,500  $ 20,700   $ 90,840  $ 70,700  $ 124,949 $ 70,858

Interest, net of
 amounts
 capitalized     $ 10,524  $  8,946   $ 44,794  $ 44,746  $  75,133 $ 74,263


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

      GAS COST ADJUSTMENT CLAUSE. All metered gas sales rates contain an adjustment factor which reflects the increases and decreases in the cost of purchased gas, contracted gas storage and storage transportation charges. Northern Indiana records any under-recovery or over-recovery as a current asset or current liability until such time it is billed or refunded to its customers. The gas cost adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. The gas cost adjustment clause includes a gas cost incentive mechanism (GCIM) that allows Northern Indiana to share any cost savings or cost increases with customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price. See Note 3, FERC Order No. 636 for a discussion of gas transition cost charges.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in September 1998 and December 1997 the estimated replacement cost of gas in storage (current and non-current) at September 30, 1998 and December 31, 1997 exceeded the stated LIFO cost by approximately $15 million and $42 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Pursuant to agreement, effective July 1, 1996, Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NIPSCO Industries Management Services Company (NIMSC), a wholly-owned subsidiary of Industries.

      The costs of these services are charged to Northern Indiana based on payroll and expenses incurred by NIMSC's employees for the benefit of Northern Indiana. These costs, which totaled $4.3 million, $15.9 million and $20.5 million for the three-month, nine-month and twelve-month periods ended September 30, 1998, respectively, and totaled $7.0 million, $24.2 million and $33.0 million for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $9.8 million, $18.4 million and $21.4 million representing 18.2%, 8.7% and 5.9% of Northern Indiana's total gas costs for the three-month, nine-month and twelve-month periods ended September 30, 1998, respectively. Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $3.2 million, $7.2 million and $10.4 million representing 5.6%, 2.6% and 2.6% of Northern Indiana's total gas costs for the three-month, nine-month and twelve-month periods ended September 30, 1997, respectively.

      Northern Indiana subleases a portion of its office facilities to affiliated companies for a monthly fee, which includes operating expenses, based on space utilization.

      HEDGING ACTIVITIES. Northern Indiana uses commodity futures and option contracts to hedge the impact of natural gas price fluctuations related to its business activities. Gains and losses on these commodity-based derivative financial instruments are deferred and recognized in income concurrent with the related purchases and sales of natural gas.

      As of September 30, 1998, Northern Indiana had open futures and option contracts representing hedges of natural gas sales of 4.9 billion cubic feet
(Bcf) and natural gas purchases of 5.1 Bcf. The net deferred gain on these commodity-based derivative financial instruments as of September 30, 1998 was not material.

      IMPACT OF ACCOUNTING STANDARDS. During June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. This Statement generally provides for matching of the timing of gain or loss recognition of derivatives instruments designated as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings. This Statement also provides that the effective portion of a hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Northern Indiana expects to adopt this Statement on January 1, 2000, and is currently assessing the impact of adoption on its financial position and results of operations.

      In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for the capitalization of certain costs related to computer software developed or obtained for internal use. Northern Indiana expects to adopt SOP 98-1 on January 1, 1999 and estimates that adoption will not have a significant impact on its financial position or results of operations.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commission and FERC. Accordingly, Northern Indiana's accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of September 30, 1998 and December 31, 1997, the regulatory assets identified below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:


                                               September 30,    December 31,
                                                   1998            1997
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 14)                                $      43,828   $      46,426
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                63,383          66,546
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     9,179           9,880
Deferral of SFAS No. 106 expense not
 recovered (Note 7)                                   79,767          83,965
FERC Order No. 636
 transition costs (Note 3)                            23,126          28,744
Regulatory income tax asset, net (Note 5)             10,227           9,664
                                               -------------   -------------
                                                     229,510         245,225
Less: Current portion of regulatory assets            33,643          39,260
                                               -------------   -------------
                                               $     195,867   $     205,965
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

(4) ENVIRONMENTAL MATTERS: Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $15.5 million to cover probable corrective actions as of September 30, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Northern Indiana.

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

      On December 19, 1996, the Environmental Protection Agency (EPA) promulgated rules for Phase II of the Acid Rain nitrogen oxides (N0x)reduction program. For Phase I, during the summer of 1997, the EPA formally approved the Acid Rain Early Election permits for the pulverized coal units at D. H. Mitchell and R. M. Schahfer stations. The permits establish the Phase I limits for the NOx emissions on these units until 2007. On December 23, 1997, Northern Indiana submitted an Acid Rain Phase II NOx Compliance Plan to IDEM which included additional controls for two cyclone fired boilers and a plan for emission averaging to achieve the NOx limits for the system by 2000. Northern Indiana is conducting tests to demonstrate a cost effective combustion control technique on the Unit 12 cyclone fired boiler at Michigan City during 1998.

      The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants and other air pollutants as discussed below, which may require significant capital expenditures for control of these emissions. Northern Indiana cannot predict what these requirements will be or the costs of complying with these potential requirements.

      On September 24, 1998, the EPA Administrator signed the final rulemaking requiring certain states to reduce NOx levels to lower regional transport of ozone under the non-attainment provisions of the CAAA. Because NOx, along with other factors, contributes to ozone formation, the EPA requires significant NOx reductions for 22 states, including Indiana, to address the ozone transport issue. According to the rule, the state of Indiana now has one year to develop an ozone control plan. Any resulting NOx emissions limitations could be more restrictive than those imposed on electric utilities under the Acid Rain NOx program. The EPA has encouraged states to achieve the reductions by requiring controls on electric utilities and large boilers. Northern Indiana is evaluating the EPA's final rule and evaluating potential requirements that could result from the final rule.

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

      Northern Indiana has instituted a program to investigate former manufactured-gas plants where it is the current or former owner. Northern Indiana has identified twenty-four of these sites and made visual inspections of these sites. Initial samplings have been conducted at seventeen sites. Follow-up investigations have been conducted at eleven sites and remedial measures have been selected at five sites. Northern Indiana will continue its program to assess and cleanup sites.

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

      Northern Indiana and Indiana Gas Company, Inc. (Indiana Gas) have entered into an agreement covering cost sharing and management of investigation and remediation programs at five former manufactured-gas plant sites at which both companies or their predecessors were former operators or owners. One of these sites is the Lafayette site which Indiana Gas had previously notified Northern Indiana is being investigated and remediated pursuant to an administrative order with IDEM. Northern Indiana also notified Cinergy Services, Inc. (Cinergy) (formerly PSI Energy, Inc.) that it was a former owner or operator of seven former manufactured-gas plants at which Northern Indiana had conducted or was planning investigation or remediation activities. In December 1996, Northern Indiana sent a written demand to Cinergy related to one of these sites, Goshen. Northern Indiana demanded that Cinergy pay Northern Indiana for costs Northern Indiana has already incurred and to be incurred to implement the needed remedy at the Goshen site. In August 1997, Northern Indiana filed suit in federal court against Cinergy seeking recovery of those costs. Northern Indiana and Cinenergy are discussing settlement of that litigation.

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

      The components of the net deferred income tax liability at September 30, 1998 and December 31, 1997 are as follows:


                                         September 30,    December 31,
                                             1998            1997
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences         $     736,621   $     729,153
 AFUDC-equity                                   33,460          35,282
 Adjustment clauses                             10,224          33,829
 Other regulatory assets                        30,252          31,844
 Reacquisition premium on debt                  16,622          17,607

Deferred tax assets -
 Deferred investment tax credits               (35,820)        (37,869)
 Removal costs                                (153,405)       (144,111)
 Other postretirement/postemployment
  benefits                                     (47,364)        (43,680)
 Other, net                                    (19,321)         (5,132)
                                         -------------   -------------
                                               571,269         616,923
Less: Deferred income taxes related to
 current assets and liabilities                (16,425)         13,987
                                         -------------   -------------
Deferred income taxes - noncurrent       $     587,694   $     602,936
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:


                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1998       1997        1998       1997
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  31,551  $  19,003   $ 120,298  $  95,423
 State                                4,866      3,031      18,007     14,289
                                  ---------  ---------   ---------  ---------
                                     36,417     22,034     138,305    109,712
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                             (6,090)      (942)    (43,057)   (27,984)
 State                                 (467)       (17)     (3,473)    (2,160)
                                  ---------  ---------   ---------  ---------
                                     (6,557)      (959)    (46,530)   (30,144)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,783)    (1,793)     (5,347)    (5,380)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             28,077     19,282      86,428     74,188

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (620)      (620)     (1,852)    (1,491)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  27,457  $  18,662   $  84,576  $  72,697
                                  =========  =========   =========  =========

                                     Twelve Months
                                   Ended September 30,
                                  --------------------
                                     1998       1997
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $ 133,777  $ 116,961
 State                               20,534     17,576
                                  ---------  ---------
                                    154,311    134,537
                                  ---------  ---------
Deferred income taxes, net -
 Federal                            (23,071)   (17,182)
 State                               (1,729)    (1,190)
                                  ---------  ---------
                                    (24,800)   (18,372)
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,172)    (7,412)
                                  ---------  ---------
  Total utility operating income
   taxes                            122,339    108,753

Income tax applicable to non-
 operating activities and income
 of subsidiaries                     (3,646)    (2,795)
                                  ---------  ---------
  Total income taxes              $ 118,693  $ 105,958
                                  =========  =========


      A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:


                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1998       1997        1998       1997
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  51,229  $  33,999   $ 156,805  $ 133,059
Add-Income taxes                     27,457     18,662      84,576     72,697
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $  78,686  $  52,661   $ 241,381  $ 205,756
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  27,540  $  18,431   $  84,483  $  72,015

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   1,996      1,021       3,992      3,109
  Amortization of deferred
   investment tax credits            (1,783)    (1,793)     (5,347)    (5,380)
  State income taxes, net of
   federal income tax benefit         2,648      1,889       8,091      7,000
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (2,543)    (1,033)     (5,085)    (4,069)
  Other, net                           (401)       147      (1,558)        22
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  27,457  $  18,662   $  84,576  $  72,697
                                  =========  =========   =========  =========

                                     Twelve Months,
                                   Ended September 30,
                                  --------------------
                                     1998       1997
                                  =========  =========
                                 (Dollars in thousands)

Net income                        $ 220,366  $ 193,820
Add-Income taxes                    118,693    105,958
                                  ---------  ---------
Net income before income taxes    $ 339,059  $ 299,778
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $ 118,671  $ 104,922

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   4,955      4,710
  Amortization of deferred
   investment tax credits            (7,172)    (7,412)
  State income taxes, net of
   federal income tax benefit        11,338     10,050
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (5,079)    (6,485)
  Other, net                         (4,020)       173
                                  ---------  ---------
   Total income taxes             $ 118,693  $ 105,958
                                  =========  =========


(6) PENSION PLANS: Industries has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The change in the benefit obligation for 1997 and 1996 is as follows:


                                     1997        1996
                                  =========    =========
                                  (Dollars in thousands)

Benefit obligation at beginning   $ 732,870    $ 749,870
 of year (January 1,)
Service cost                         13,325       15,877
Interest cost                        55,920       52,787
Plan amendments                      25,096            0
Actuarial (gain)loss                 67,975      (39,435)
Benefits paid                       (52,137)     (46,229)
                                  ---------    ---------
Benefit obligation at end of
 the year (December 31,)          $ 843,049    $ 732,870
                                  =========    =========


      The change in the fair value of the plan's assets for years 1997 and 1996 is as follows:


                                     1997        1996
                                  =========    =========
                                  (Dollars in thousands)

Fair value of plan assets at      $ 782,162    $ 697,919
 beginning of year January 1,)
Actual return on plan's assets      122,537       86,622
Employer contributions               44,388       43,850
Benefits paid                       (52,137)     (46,229)
                                  ---------    ---------
Plan assets at fair value at
 end of the year (December 31,)   $ 896,950    $ 782,162
                                  =========    =========


      The plan's funded status as of January 1, 1998 and January 1, 1997 is as follows:


                                  January 1,   January 1,
                                     1998        1997
                                  =========    =========
                                  (Dollars in thousands)

Plan assets in excess of          $  53,901    $  49,292
 benefit obligation
Unrecognized net actuarial loss     (51,191)     (67,111)
Unrecognized prior service cost      45,502       23,736
Unrecognized transition amount
 being recognized over
 seventeen years                     32,930       38,418
                                  ---------    ---------
Prepaid pension costs             $  81,142    $  44,335
                                  =========    =========

      The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula which considers expected future salary increases. Discount rates of 7.00% and 7.75% and rates of increase in compensation levels of 4.50% and 5.5% were used to determine the benefit obligation at January 1, 1998 and 1997, respectively. The increase in the benefit obligation at January 1, 1998 was impacted by the decrease in the discount rate from 7.75% to 7.00%. Prepaid pension costs were $112.6 million as of September 30, 1998.

      The following items are the components of provisions for pensions for the three-month, nine-month and twelve-month periods ended September 30, 1998 and September 30, 1997:


                    Three Months          Nine Months         Twelve Months
                       Ended                Ended                Ended
                    September 30,        September 30,        September 30,
                 ------------------   ------------------   ------------------
                   1998      1997       1998      1997       1998      1997
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Service costs    $  4,234  $  6,271   $ 16,227  $ 15,203   $ 14,349  $ 16,314
Interest costs     14,883    31,156     57,029    63,807     49,143    67,501
Expected return
 on plan assets   (19,754)  (39,806)   (75,695)  (80,422)   (65,755) (108,597)
Amortization of
 transition
 obligation         1,344     3,055      5,148     6,263      4,373     6,647
Amortization of
 prior service
 cost               1,077     1,974      4,127     3,799      3,657    27,748
                 --------  --------   --------  --------   --------  --------
                 $  1,784  $  2,650   $  6,836  $  8,650   $  5,767  $  9,613
                 ========  ========   ========  ========   ========  ========


      Assumptions used in the valuation and determination of 1998 and 1997 pension expense were as follows:


                                                     1998         1997
                                                     =====        =====

Discount rate                                        7.00%        7.75%
Rate of increase in compensation levels              4.50%        5.50%
Expected long-term rate of return on assets          9.00%        9.00%

      Plan assets are invested primarily in common stocks, bonds and notes.
A substantial portion of the plan's domestic equity investments are hedged against significant movements in the S&P 500 Index. The hedge will expire on December 31, 1998.

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

      The change in the APBO reflects the decrease in the discount rate from 7.75% to 7.00%, substantially offset by favorable claim experience and reduction in the medical trend rate assumption. The accrued liability for postretirement benefits was $133.9 million at September 30, 1998.

      Net periodic postretirement benefits costs, before consideration of the rate-making discussed previously, for the three-month, nine-month and twelve-month periods ended September 30, 1998 and September 30, 1997 include the following components:


                     Three Months       Nine Months       Twelve Months
                        Ended              Ended              Ended
                     September 30,      September 30,      September 30,
                   ----------------   ----------------   ----------------
                     1998     1997      1998     1997      1998     1997
                   =======  =======   =======  =======   =======  =======
                                   (Dollars in thousands)

Service costs      $ 1,084  $   931   $ 2,890  $ 2,789   $ 3,169  $ 4,729
Interest costs       3,650    4,376    10,950   13,128    12,345   16,181
Expected return
 on plan assets        (50)       0      (150)       0      (150)       0
Amortization of
 transition
 obligation
 over twenty years   2,675    2,702     8,025    8,106    10,666   10,355
Amortization of
 prior service cost     75        0       225        0       504        0
Amortization of
 actuarial (gain)   (1,375)    (993)   (4,125)  (2,979)   (6,924)  (1,740)
                   -------  -------   -------  -------   -------  -------
                   $ 6,059  $ 7,016   $17,815  $21,044   $19,610  $29,525
                   =======  =======   =======  =======   =======  =======


      Assumptions used in the valuation and determination of 1998 and 1997 net periodic postretirement benefit costs were as follows:


                                                     1998         1997
                                                     =====        =====

Discount rate                                        7.00%        7.75%
Rate of increase in compensation levels              4.50%        5.50%


      The pre-Medicare medical trend rates used for 1998 and 1997 were 8% declining to a long-term rate of 5% and 9% declining to a long-term rate of 6%, respectively. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation at January 1, 1998 by approximately $23.2 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.6 million and $1.9 million for the three-month and nine-month periods ended September 30, 1998. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the accumulated postretirement benefit obligation at January 1, 1998 by approximately $19.2 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.6 million and $1.6 million for the three-month and nine-month periods ended September 30, 1998. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(9) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (SEE NOTE 8):


                                                                Redemption
                                                                 Price at
                                 September 30,  December 31,   September 30,
                                     1998           1997           1998
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series - 209,056 and
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

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   September 30, 1998), Series A
   (stated value $50 per share)
   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,117   $     81,123
                                 ============   ============

      During the period October 1, 1996 to September 30, 1998 there were no additional issuances of the above preferred stocks.

      The foregoing preferred stocks are redeemable in whole or in part at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(10) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (SEE NOTE 8):

      Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana are as follows:


                                                  September 30,  December 31,
                                                      1998           1997
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 50,000 and 62,500 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year              $      5,000   $      6,250

  7-3/4% series - 38,906 shares outstanding,
   excluding sinking fund payments due within
   one year                                              3,891          3,891

  8.35% series - 51,000 and 57,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year                     5,100          5,700

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     56,991   $     58,841
                                                  ============   ============

      The redemption prices at September 30, 1998, as well as sinking fund provisions for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:


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

  8.35%  $103.44, reduced periodically           3,000 shares on or before
                                                  July 1; increasing to 6,000
                                                  shares beginning in 2004;
                                                  noncumulative option
                                                  to double amount each
                                                  year.

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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at September 30, 1998 for each of the twelve-month periods subsequent to September 30, 1999 are as follows:


Twelve Months Ended September 30,*
==================================

2000                    $1,827,700
2001                    $1,827,700
2002                    $1,827,700
2003                    $1,827,700

* Table does not reflect redemptions made after September 30, 1998.

(11) COMMON SHARE DIVIDEND: Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At September 30, 1998, Northern Indiana had approximately $146.8 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(12) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, all of Northern Indiana's common shares are owned by Industries.

      On December 16, 1997, the Industries Board of Directors authorized a two-for-one stock split of Industries' common stock. The stock split was paid on February 20, 1998, to shareholders of record at the close of business on January 30, 1998. All references to number of common shares reported for the period including per share amounts and stock option data of Industries' common stock reflect the two-for-one stock split as if it had occurred at the beginning of the earliest period.

(13) LONG-TERM INCENTIVE PLAN: Industries has two long-term incentive plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 5.0 million of Industries' common shares to key employees through April 1998 and April 2004, respectively. At September 30, 1998, there were 3,242,700 shares reserved for future awards under the 1994 Plan. The 1994 Plan permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at September 30, 1998. Under this Plan, the exercise price of each option equals the market price of Industries' stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      The stock appreciation rights (SARs) may be exercised only in tandem with stock options on a one-for-one basis and are payable in cash, Industries' common shares, or a combination thereof. There were no SARs outstanding at September 30, 1998 and 11,200 SARs outstanding at September 30, 1997. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1997 and 1998 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 534,666 and 542,666 restricted shares outstanding at September 30, 1998 and December 31, 1997, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.2, $0.6 and $0.7 million and $0.2, $0.5 and $0.7 million for the three-month, nine-month and twelve-month periods ending September 30, 1998 and September 30, 1997, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts:


                   Three Months         Nine Months         Twelve Months
                      Ended                Ended                Ended
                  September 30,        September 30,        September 30,
                ------------------   ------------------   -------------------
                  1998      1997       1998      1997       1998       1997
                ========  ========   ========  ========   ========   ========
                                   (Dollars in thousands)

Net Income:
 As reported    $ 51,229  $ 33,999   $156,805  $133,059   $220,366   $193,820
 Pro forma      $ 50,941  $ 33,791   $156,091  $132,437   $219,439   $192,988



      The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the three-month, nine-month and twelve-month periods ended September 30, 1998 and September 30, 1997: risk-free interest rate of 5.70% and 6.29%, respectively; expected dividend yield per share of $0.67 and $0.87, respectively; expected option term of five and one-quarter years and five years, respectively; and expected volatilities of 12.7% for both periods.
The weighted average fair value of options granted to all plan participants was $4.28 and $2.66 for the twelve-month periods ended September 30, 1998 and September 30, 1997, respectively. There were 607,000 and 533,600 non-qualified stock options granted to all plan participants for the twelve-month periods ended September 30, 1998 and September 30, 1997, respectively.

(14) LONG-TERM DEBT: At September 30, 1998 and December 31, 1997, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:


                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                               September 30,    December 31,
                                                   1998           1997
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series T, 7-1/2%, due April 1, 2002           $     39,000   $     39,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                            94,000         94,500
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    18,000         18,000
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 3.50% weighted
  average at September 30, 1998, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.59% weighted average at
  September 30, 1998, due November 1, 2007           24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 4.00% at September 30, 1998,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 4.00% at September 30, 1998,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 4.00 at September 30, 1998,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           241,000        241,000
                                               ------------   ------------
Medium-term notes -
 Interest rates between 6.10% and 7.69% with
  a weighted average interest rate of 7.00%
  and various maturities between
 March 20, 2000 and August 4, 2027                  748,025        748,025
                                         ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,679)        (4,029)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $  1,079,346   $  1,079,496
                                               ============   ============

      The sinking fund requirements of long-term debt outstanding at September 30, 1998 (including the maturity of first mortgage bonds: Series T, 7-1/2%, due April 1, 2002; and medium-term notes due from March 20, 2000 to July 8, 2003) for each of the twelve-month periods subsequent to September 30, 1999 are as follows:


Twelve Months Ended September 30,
=================================
2000                 $157,000,000
2001                 $ 18,000,000
2002                 $ 58,000,000
2003                 $128,500,000

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

      On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes.
As of September 30, 1998, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

(15) CURRENT PORTION OF LONG-TERM DEBT: At September 30, 1998 and December 31, 1997, Northern Indiana's current portion of long-term debt due within one year was as follows:


                                             September 30,     December 31,
                                                 1998              1997
                                             ============      ============
                                                 (Dollars in thousands)
First mortgage bonds -
 Series P, 6-7/8% - due October 1, 1998      $     14,509      $     14,509
Medium-term notes -
 Interest rate between 5.83% and 5.95% with
  a weighted average interest rate of
  5.86% and various maturities between
  April 6, 1998 and April 13, 1998                      0            35,000
Sinking funds due within one year                   1,500             1,500
                                             ------------      ------------
   Total current portion of long-term debt   $     16,009      $     51,009
                                             ============      ============

(16) SHORT-TERM BORROWINGS: Northern Indiana uses commercial paper to fund short-term working capital requirements.

      In September 1998, Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days upon the request of Northern Indiana and agreements by the banks. Under these agreements, Northern Indiana may borrow funds at a floating rate of interest or, at Northern Indiana's request under certain circumstances, a fixed rate of interest for a short term period. These agreements provide financial financing flexibility to Northern Indiana and may be used to support the issuance of commercial paper. At September 30, 1998, there were no borrowings outstanding under either of these agreements. Concurrently with entering into such agreements, Northern Indiana terminated its then existing revolving credit agreement which would otherwise have terminated on August 19, 1999.

      In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1999. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1998, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1998 and December 31, 1997, $25.5 million and $47.5 million, respectively, were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1998, there were no borrowings outstanding under this facility.

      At September 30, 1998 and December 31, 1997, Northern Indiana's short-term borrowings were as follows:


                                             September 30,     December 31,
                                                 1998              1997
                                             ============      ============
                                                 (Dollars in thousands)

Commercial paper -
 Weighted average interest rate of 5.58%
  at September 30, 1998                      $     67,900      $     71,500
Notes payable -
 Issued at interest rates between 5.61%
  and 5.68% with a weighted average
  interest rate of 5.63% and various
  maturities between October 7, 1998 and
  October 26, 1998                                 25,500            47,500
                                             ------------      ------------
Total short-term borrowings                  $     93,400      $    119,000
                                             ============      ============

(17) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.4 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1998:



Twelve Months Ended September 30,
=============================
   (Dollars in thousands)

1999                 $  4,595
2000                    3,401
2001                    3,055
2002                    3,055
2003                    3,055
Later years            30,852
                     --------
Total minimum
 payments required   $ 48,013
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:


                            September 30,  September 30,
                                1998           1997
                            ============   ============
                              (Dollars in thousands)

Three months ended               $ 2,485        $ 1,810
Nine months ended                $ 6,964        $ 5,837
Twelve months ended              $ 8,802        $ 7,998

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

      The carrying values and estimated fair values of Northern Indiana's financial instruments (excluding derivatives) are as follows:


                             September 30, 1998        December 31, 1997
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   10,644  $   10,644   $    9,800  $    9,800
Investments                $      250  $      250   $      256  $      256
Long-term debt (including
 current portion)          $1,095,355  $1,148,382   $1,130,505  $1,128,851
Preferred stock            $  139,936  $  134,336   $  141,792  $  135,317

      Northern Indiana is subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 3% of gas revenues (including transportation services) and 17% of electric revenue for the twelve months ended September 30, 1998 as compared to 5% and 21%, respectively, for the twelve months ended September 30, 1997.

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

For the Three Months                                      Adjust-
Ended September 30, 1998    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $ 71,773  $  311,512  $      0  $      0  $  383,285
Other income (deductions)$     56  $      180  $ (1,267) $    (30) $   (1,061)
Depreciation and
 amortization            $ 17,890  $   39,437  $      0  $      0  $   57,327
Income before interest
 and utility income
 taxes                   $(15,350) $  115,701  $ (1,341) $     44  $   99,054
Assets                   $767,388  $2,469,194  $327,128  $      0  $3,563,710


For the Three Months                                      Adjust-
Ended September 30, 1997    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $ 81,506  $  279,221  $      0  $      0  $  360,727
Other income (deductions)$    (86) $      100  $ (1,035) $    (20) $   (1,041)
Depreciation and
 amortization            $ 17,479  $   39,082  $      0  $      0  $   56,561
Income before interest
 and utility income
 taxes                   $(18,141) $   92,940  $ (1,031) $    (24) $   73,744
Assets                   $802,231  $2,514,470  $277,515  $      0  $3,594,216

For the Nine Months                                       Adjust-
Ended September 30, 1998    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $389,362  $  823,309  $      0  $      0  $1,212,671
Other income (deductions)$    809  $      350  $ (4,013) $    (83) $   (2,937)
Depreciation and
 amortization            $ 53,488  $  117,159  $      0  $      0  $  170,647
Income before interest
 and utility income
 taxes                   $ 25,991  $  280,074  $ (4,124) $     28  $  301,969
Assets                   $767,388  $2,469,194  $327,128  $      0  $3,563,710


For the Nine Months                                       Adjust-
Ended September 30, 1997    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $495,721  $  769,099  $      0  $      0  $1,264,820
Other income (deductions)$    488  $      341  $ (2,961) $   (354) $   (2,486)
Depreciation and
 amortization            $ 51,863  $  116,187  $      0  $      0  $  168,050
Income before interest
 and utility income
 taxes                   $ 38,715  $  232,226  $ (2,992) $   (323) $  267,626
Assets                   $802,231  $2,514,470  $277,515  $      0  $3,594,216


For the Twelve Months                                     Adjust-
Ended September 30, 1998    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $628,940  $1,071,293  $      0  $      0  $1,700,233
Other income (deductions)$  1,144  $      627  $ (5,747) $   (134) $   (4,110)
Depreciation and
 amortization            $ 70,807  $  154,815  $      0  $      0  $  225,622
Income before interest
 and utility income
 taxes                   $ 67,532  $  360,252  $ (5,929) $     48  $  421,903
Assets                   $767,388  $2,469,194  $327,128  $      0  $3,563,710


For the Twelve Months                                     Adjust-
Ended September 30, 1997    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $745,367  $1,021,898  $      0  $      0  $1,767,265
Other income (deductions)$    889  $      596  $ (3,626) $   (354) $   (2,495)
Depreciation and
 amortization            $ 68,060  $  151,414  $      0  $      0  $  219,474
Income before interest
 and utility income
 taxes                   $ 78,806  $  309,172  $ (3,557) $   (423) $  383,998
Assets                   $802,231  $2,514,470  $277,515  $      0  $3,594,216



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES -

      Total operating revenues for the twelve months ended September 30,1998 decreased $67.0 million as compared to the twelve months ended September 30, 1997. Gas revenues decreased $116.4 million and electric revenues increased $49.4 million as compared to the same period in 1997. The decrease in gas revenues was mainly due to decreased sales to residential and commercial customers reflecting unusually warm weather during the first quarter of 1998, decreased industrial sales, decreased gas cost per dekatherm (dth) and decreased gas transition costs, partially offset by increased wholesale sales and increased deliveries of gas transported for others. The increase in electric revenues was mainly due to increased sales to residential and commercial customers due to warmer weather during the second and third quarter of 1998 and increased wholesale transactions partially offset by decreased sales to industrial customers and decreased fuel costs per kilowatt-hour
(kwh).

      Total operating revenues for the nine months ended September 30, 1998 decreased $52.1 million as compared to the nine months ended September 30, 1997. Gas revenues decreased $106.3 million and electric revenues increased $54.2 million. The decrease in gas revenues resulted from decreased sales to residential and commercial customers due to unusually warm weather during the first quarter of 1998, decreased sales to industrial customers, decreased gas costs per dth and decreased gas transition costs, partially offset by increased wholesale sales and increased deliveries of gas transported for others. The increase in electric revenues was mainly due to increased sales to residential and commercial customers as a result of warmer weather during the second and third quarter of 1998 and increased wholesale transactions, partially offset by decreased fuel costs per kwh.

      Total operating revenues for the three months ended September 30, 1998 increased $22.6 million as compared to the three months ended September 30, 1997. Gas revenues decreased $9.7 million and electric revenues increased $32.3 million. The decrease in gas revenues was mainly attributable to decreased sales to residential and commercial customers as a result of warmer weather during the period, decreased gas costs per dth and decreased gas transition costs, partially offset by increased sales to wholesale customers. The increase in electric revenues was mainly attributable to increased sales to residential and commercial customers due to warmer weather and increased wholesale transactions, partially offset by decreased industrial sales and decreased fuel cost per kwh.

      The basic steel industry accounted for 41% of natural gas delivered (including volumes transported) and 30% of electric sales during the twelve months ended September 30, 1998.

      The components of the variations in gas and electric revenues are shown in the following table:


                                                   Variations
                                                      from
                                                  Prior Periods
                                        ---------------------------------
                                                  September 30, 1998
                                                   Compared to
                                                  September 30, 1997
                                          Three        Nine       Twelve
                                         Months       Months     Months
                                        =========   =========   =========
                                             (Dollars in thousands)

Gas Revenue -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $  (5,711)  $ (33,276)  $ (42,150)
 Gas transition costs                      (5,042)    (18,004)    (21,812)
 Changes in sales levels                      971     (56,249)    (53,803)
 Gas transported                               49       1,170       1,338
                                        ---------   ---------   ---------
Gas Revenue Change                      $  (9,733)  $(106,359)  $(116,427)
                                        ---------   ---------   ---------
Electric Revenue -
 Pass through of net changes in
  fuel costs                            $  (4,033)  $  (5,094)  $  (6,458)
 Changes in sales levels                   36,324      59,304      55,853
                                        ---------   ---------    ---------
Electric Revenue Change                 $  32,291   $  54,210   $  49,395
                                        ---------   ---------    ---------

  Total Revenue Change                  $  22,558   $ (52,149)  $ (67,032)
                                        =========   =========   =========

      See "Summary of Significant Accounting Policies - Gas Cost Adjustment Clause" in the Notes to Consolidated Financial Statements for a discussion of the gas cost incentive mechanism. Also, see Note 3 to Notes to Consolidated Financial Statements regarding FERC Order No. 636 transition costs.

GAS COSTS -

      Gas costs decreased $10.6, $84.6 and $95.0 million for the three-month, nine-month and twelve-month periods ended September 30, 1998, respectively. Gas costs decreased for the three-month, nine-month and twelve-month periods due to decreased gas purchases, decreased gas costs per dth and decreased gas transition costs. The average cost of purchased gas for the three-month, nine-month and twelve-month periods ended September 30, 1998, after adjustment for gas transition costs billed to transport customers, was $2.45, $2.55 and $2.76 per dth, respectively, as compared to $3.03, $3.03 and $3.16 per dth for the same periods in 1997.

FUEL AND PURCHASED POWER -

      The cost of fuel for electric generation decreased $7.2, $15.2 and $15.3 million for the three-month, nine-month and twelve-month periods ended September 30, 1998, respectively, compared to 1997 periods, mainly as a result of increased production of electricity.

      Power purchased increased $3.9 for the three-month period ended September 30, 1998 reflecting increased power purchases and increased cost per megawatt-hour (mwh). Purchased power decreased $7.0 million for the twelve-month period ended September 30, 1998 reflecting decreased power purchases partially offset by decreased cost per mwh.

OPERATING MARGINS -

      Operating margins for the twelve months ended September 30,1998 increased $19.8 million from the same period a year ago. The operating margin from gas deliveries decreased $21.4 million due to decreased sales to residential and commercial customers reflecting unusually warm weather during the first quarter of 1998 and decreased industrial sales, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. Electric operating margin increased $41.1 million due to increased sales to residential and commercial customers due to warmer weather during the second and third quarter of 1998 and increased wholesale transactions, partially offset by decreased sales to industrial customers.

      Operating margins for the nine months ended September 30, 1998 increased $16.8 million from the same period a year ago. Gas operating margin decreased $21.7 million reflecting decreased residential and commercial sales due to warmer weather during the first half of 1998 and decreased industrial sales, partially offset by increased wholesale sales and increased deliveries of gas transported for others. Electric operating margin increased $38.5 million as a result of increased sales to residential and commercial customers due to warmer weather during the second and third quarter of 1998 and increased wholesale transactions, partially offset by decreased sales to industrial customers.

      Operating margins for the three months ended September 30, 1998 increased $22.1 million from the same period a year ago. Gas operating margin increased $0.9 million due to increased sales to wholesale customers and increased deliveries of gas transported for others, partially offset by decreased sales to sales to residential and commercial customers reflecting milder weather during the period and decreased industrial sales. Electric operating margin increased $21.2 million as a result of increased sales to residential and commercial customers due to warmer weather and increased wholesale transactions.

OPERATING EXPENSES AND TAXES -

      Operation expenses decreased $28.3 million for the twelve-month period ended September 30, 1998 mainly as a result of decreased employee related costs of $11.1 million, decreased marketing costs of $10.3 million and decreased property insurance costs of $1.8 million. Operation expenses decreased $20.9 million for the nine-month period mainly reflecting decreased employee related costs of $9.4 million, decreased marketing activities of $6.9 million and decreased property insurance costs of $1.3 million. Operation expenses decreased $4.9 million for the three-month period mainly reflecting decreased employee related costs.

      Maintenance expenses increased $2.9 million for the twelve-month period reflecting increased maintenance activity on electric production and electric distribution facilities.

      Depreciation and amortization expenses increased $0.7 and $2.6 million for the three-month and nine-month periods, respectively, resulting from plant additions. Depreciation and amortization expenses increased $6.1 million for the twelve-month period resulting from plant additions, increased amortization related to deferred postretirement benefits and an increase related to a gain on the disposition of property that had been held for future use in December, 1996.

      Other Income (Deductions) decreased $1.6 million for the twelve-month period ended September 30, 1998 mainly due to a loss on the disposition of property and increased donations during the period.

INTEREST CHARGES -

      Interest charges decreased for the twelve-month period ended September 30, 1998 reflecting decreased short-term borrowings, partially offset by increased long-term debt outstanding during the period.

      See Notes to Consolidated Financial Statements for a discussion of accounting policies and transactions impacting this analysis.

NET INCOME -

      Net income for the twelve months ended September 30, 1998 was $220.4 million compared to $193.8 million for the twelve months ended September 30, 1997.

      Net income for the nine months ended September 30, 1998 was $156.8 million compared to $133.1 million for the nine months ended September 30, 1997.

      Net income for the three months ended September 30, 1998 was $51.2 million compared to $34.0 million for the three months ended September 30, 1997.

ENVIRONMENTAL MATTERS -

      Northern Indiana has an ongoing program to remain aware of laws and regulations involved with hazardous waste and other environmental matters. It is Northern Indiana's intent to continue to evaluate its facilities and properties with respect to these rules and identify any sites that would require corrective action. Northern Indiana has recorded a reserve of approximately $15.5 million to cover probable corrective actions as of September 30, 1998; however, environmental regulations and remediation techniques are subject to future change. The ultimate cost could be significant, depending on the extent of corrective actions required. Based upon investigations and management's understanding of current laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other potentially responsible parties, will not have a significant impact on the results of operations or financial position of Northern Indiana.

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

      Refer to Note 4 "Environmental Matters" of Notes to Consolidated Financial Statements for a more detailed discussion of the status of certain environmental issues.

LIQUIDITY AND CAPITAL RESOURCES -

      Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of September 30, 1998 and December 31,1997, Northern Indiana had $67.9 million and $71.5 million in commercial paper outstanding, respectively. As of September 30, 1998, the weighted average interest rate of commercial paper was 5.58%.

      In September 1998, Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days upon the request of Northern Indiana and agreements by the banks. Under these agreements, Northern Indiana may borrow funds at a floating rate of interest or, at Northern Indiana's request under certain circumstances, a fixed rate of interest for a short term period. These agreements provide financial financing flexibility to Northern Indiana and may be used to support the issuance of commercial paper. At September 30, 1998, there were no borrowings outstanding under either of these agreements. Concurrently with entering into such agreements, Northern Indiana terminated its then existing revolving credit agreement which would otherwise have terminated on August 19, 1999.

      In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1999. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of September 30, 1998, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of September 30, 1998, $25.5 million were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At September 30, 1998, there were no borrowings outstanding under this facility.

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

YEAR 2000 -

      RISKS. Year 2000 issues address the ability of electronic processing equipment to process date sensitive information and to recognize the last two digits of a date as occurring in or after the year 2000. Any failure in one of Northern Indiana's systems may result in material operational and financial risks. Possible scenarios include a system failure in one of Northern Indiana's generating plants, an operating disruption or delay in transmission or distribution, or an inability to interconnect with the systems of other utilities. In addition, while Northern Indiana currently anticipates that its own mission-critical systems will by year 2000 compliant in a timely fashion, it cannot guarantee the compliance of systems operated by other companies upon which it depends. For example, the ability of an electric company to provide electricity to its customers depends upon a regional electric transmission grid, which connects the systems of neighboring utilities to support the reliability of electric power within the region. If one company's system is not year 2000 compliant, then such a failure will affect the reliability of all providers within the grid, including Northern Indiana. Similarly, Northern Indiana's gas operations depend on natural gas pipelines that it does not own or control, and any non-compliance by a company owning or controlling those pipelines may affect Northern Indiana's ability to provide gas to its customers. Failure to achieve year 2000 readiness could have a material adverse affect on Northern Indiana's results of operations, financial position and cash flows.

      Northern Indiana is continuing its program to address risks associated with the year 2000. Northern Indiana's year 2000 program focuses on both its information technology (IT) and non-IT systems, and Northern Indiana has been making substantial progress in preparing these systems for proper functioning in the year 2000.

      STATE OF READINESS. Northern Indiana's year 2000 program consists of four phases: inventory (identifying systems potentially affected by the year
2000), assessment (testing identified systems), remediation (correcting or replacing non-compliant systems) and validation (evaluating and testing remediated systems to confirm compliance). By second quarter 1997, Northern Indiana had completed the inventory and assessment phases for all of its mission-critical IT systems. Northern Indiana also has completed the remediation and validation phases for four of its six major IT components. The remediation and validation phases for the remaining two components are expected to be completed within the next few months, so that Northern Indiana expects to conclude the year 2000 program for its mission-critical systems by first quarter of 1999. Northern Indiana completed the inventory and assessment phases for all of its non-IT systems in April 1998. Northern Indiana has scheduled remediation (including replacement) and validation for its non-IT systems throughout 1999. Northern Indiana expects to conclude the year 2000 program for its non-IT systems by fourth quarter 1999.

      Because Northern Indiana depends on outside suppliers and vendors with similar year 2000 issues, Northern Indiana is assessing the ability of those suppliers and vendors to provide it with an uninterrupted supply of goods and services. Northern Indiana has contacted its critical vendors and suppliers in order to investigate their year 2000 efforts. In addition, Northern Indiana is working with electricity and gas industry groups such as North American Electric Reliability Council, Electric Power Research Institute and the American Gas Association to discuss and evaluate the potential impact of year 2000 problems upon the electric grid systems and pipeline networks that interconnect constituents within each of those industries.

      COSTS. Northern Indiana currently estimates that the total cost of its year 2000 program will be between $13 million and $19 million. These costs have been, and will continue to be, funded through operating cash flows.
Costs related to the maintenance or modification of Northern Indiana's existing systems are expensed as incurred. Costs related to the acquisition of replacement systems are capitalized in accordance with Northern Indiana's accounting policies. Northern Indiana does not anticipate these costs to have a material impact on its results of operations.

      CONTINGENCY PLANS. Northern Indiana currently is in the process of structuring its contingency plans to address the possibility that any mission-critical system upon which it depends, including those controlled by outside parties, will be non-compliant. This includes identifying alternative suppliers and vendors, conducting staff training and developing communication plans. In addition, Northern Indiana is evaluating its ability to maintain or restore service in the event of a power failure or operating disruption or delay, and its limited ability to mitigate the effects of a network failure by isolating its own network from the non-compliant segments of the greater network. Northern Indiana expects to establish these contingency plans by second quarter 1999.

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

      In January 1997 and January 1998 legislation was introduced in the Indiana General Assembly addressing electric utility competition and deregulation. Neither bill was passed. Northern Indiana is participating in discussions with other utilities and its largest customers on the technical and economic aspects of possible legislation to allow customer choice. If Northern Indiana believes that consensus legislation is possible, Northern Indiana would support a deregulation bill in the January 1999 Indiana General Assembly.

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

      The Commission has approved Northern Indiana's Alternative Regulatory Plan (ARP) which implements new rates and services that include, among other things, further unbundling of services for additional customer classes, increased customer choice for sources of natural gas supply, negotiated services and prices, a gas cost incentive mechanism and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price. The first pilot program was launched in January 1998 and the first gas volumes flowed under this program in April 1998. The Commission order allows the natural gas marketing affiliate of Northern Indiana to participate as a supplier of choice to customers on the Northern Indiana system. Northern Indiana offers customers a price protection service (PPS), which allows residential customers to purchase gas at a fixed price or capped price for a specific period of time.

      To date, Northern Indiana's system has not been materially adversely affected by competition, and management does not foresee substantial adverse effects in the near future, unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition will have significant, positive effects in the next few years.

FORWARD LOOKING STATEMENTS -

      This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may", "will", "expect", "believe", "plan" and other similar terms. Northern Indiana cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, year 2000 issues, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Northern Indiana, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industry, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of Northern Indiana.

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

      Northern Indiana utilizes commodity futures and option contracts to minimize the impact of price changes to a small portion of its gas supply portfolio. The Commission issued an order approving the inclusion of any gains or losses associated with the use of derivative financial and commodity instruments into Northern Indiana's gas cost adjustment clause.

      Because the commodities covered by Northern Indiana's derivative financial and commodity instruments are substantially the same commodities that Northern Indiana buys and sells in the physical market, no special correlation studies are deemed necessary other than monitoring the degree of convergence between the derivative and cash markets.

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






Date November 9, 1998