Form 10-K
period 1998-12-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1999-03-26
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1998

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      As of February 26, 1999, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NIPSCO Industries, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Form 10-K

Table of Contents
                                                              Page
                                                              ====

PART I
 Item 1     Business                                            2
      2     Properties                                          7
      3     Legal Proceedings                                   8
      4     Submission of Matters to a Vote
             of Security Holders                                8

PART II
 Item 5     Market for the Registrant's Common
             Equity and Related Shareholder Matters             8
      6     Selected Financial Data                             9
      7     Management's Discussion and Analysis of
             Financial Condition and Results of Operation       9
      8     Financial Statements and Supplementary Data        17
      9     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure            51

PART III
Item 10     Directors and Executive Officers of
             the Registrant                                    51
     11     Executive Compensation                             54
     12     Security Ownership of Certain Beneficial
             Owners and Management                             62
     13     Certain Relationships and Related Transactions     62

PART IV
Item 14     Exhibits, Financial Statement Schedules            62
             and Reports on Form 8-K

SIGNATURES                                                     65

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Part I

ITEM 1. BUSINESS.

      Northern Indiana Public Service Company (Northern Indiana) is a public utility operating company, incorporated in Indiana on August 2, 1912 that supplies natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2.2 million. At December 31, 1998, Northern Indiana served approximately 671,200 customers with gas and approximately 420,900 customers with electricity.

      See "Segments of Business" in the Notes to Consolidated Financial Statements regarding financial information about industry segments.

      HOLDING COMPANY STRUCTURE. Effective March 3, 1988, Northern Indiana became a subsidiary of NIPSCO Industries, Inc., an Indiana corporation (Industries).

      ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal-fired electric generating stations with net capabilities of 3,179,000 kilowatts (kw), two hydroelectric generating plants with net capabilities of 10,000 kw and four gas-fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1998, Northern Indiana generated 93.3% and purchased 6.7% of its electric requirements.

      Northern Indiana's 1998 electric control area peak load (the highest level of electrical utility usage in the control area) of 3,100,160 kv was set on July 21, 1998. Northern Indiana's electric control area includes Northern Indiana, Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA). Northern Indiana's all-time electric control area peak load of 3,161,200 kw was set on July 14, 1995. Northern Indiana's 1998 internal peak load, which excludes WVPA and IMPA, of 2,810,530 kw was set on June 29, 1998. Northern Indiana's all-time internal peak load of 2,888,450 kw was set on August 6, 1996.

      Northern Indiana's electric system is interconnected with the systems of Ameren Services Corporation (formerly Central Illinois Public Service Company), American Electric Power, ComEd, Cinergy Services, Inc. and Consumers Energy. Electric energy is purchased from, sold to, or exchanged with various other utilities and power marketers under Northern Indiana's power sales and open access transmission tariffs.

      Northern Indiana provides WVPA with transmission and distribution service, operating reserve requirements and capacity deficiency service and provides
IMPA with transmission service, operating reserve requirements and capacity deficiency service, in Northern Indiana's control area. Northern Indiana also engages in sales and services under interconnection agreements with WVPA and IMPA.

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

      Northern Indiana serves the Town of Argos as a full requirement customer and provides network integration service to seven other municipal wholesale customers.

      Northern Indiana is a member of the East Central Area Reliability Coordination Agreement (ECAR). ECAR is one of nine regional electric reliability councils established to coordinate planning and operations of member electric utilites regionally and nationally.

      FUEL SUPPLY. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City and Schahfer Generating Stations. Northern Indiana's 13 steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units, except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability to 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1998 were supplied as follows:

Coal               97.5%
Natural gas         2.5%


      In 1998, Northern Indiana used approximately 8.8 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock that is expected to provide adequate fuel supply during the year under all conditions.

      Annual coal requirements for Northern Indiana's electric generating units through 2002 are estimated to range from 9.7 million tons to 10.2 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance and other variables. These requirements are being met or will be met in part under long-term contracts as follows:

      MILLION TONS/YEAR       SULFUR CONTENT       EXPIRATION
      =================       ==============       ==========
             1.3  (a)              Low                2001
             1.25                  Low                1999
             1.6  (b)              Low                2002
             0.864(c)              Low                2002
             1.0  (d)              Low                2001
             0.5  (e)              Low                2000
             1.0  (f)              High               2002
             0.75 (g)              High               2001
             0.375                 High               1999

(a) 1.5 million tons in 1999, 0.4 million tons in 2001.
(b) Tentative new contract, 0.7 million tons in 1999, plus or minus 10%
    2000, 2001 and 2002, option years in 2001 and 2002, Northern Indiana can terminate 12/31/2000.
(c) 0.432 million tons in 1999.
(d) Plus or minus 20%, 1.2 million tons in 1999.
(e) Option year in 2000, seller can terminate 12/31/1999.
(f) Plus or minus 25%, 1.37 million tons in 1999. Plus or minus 25%, 1.0 million tons thereafter. Option years in 2001 and 2002, Northern Indiana can terminate 12/31/2000 or 12/31/2001.
(g) 0.5 million tons in 1999.


      The average cost of coal consumed in 1998 was $26.83 per ton, or 1.50 cents per kilowatt-hour (kwh) generated as compared to $27.42 per ton, or
1.54 cents per kwh generated in 1997.

      COAL RESERVES. Included in the previous table of coal contracts is a coal mining contract with Cyprus Shoshone Coal Corporation (Cyprus) under which Cyprus is mining Northern Indiana's coal reserves in the Cyprus mine through the year 2001. The costs of such reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

      FUEL ADJUSTMENT CLAUSE. Northern Indiana adjusts metered electric rates through operation of a fuel adjustment clause to reflect changes in fuel costs. See "Summary of Significant Accounting Policies-Fuel Adjustment Clause" in the Notes to Consolidated Financial Statements.

      GAS OPERATIONS. Northern Indiana supplies natural gas of about 1,000 British thermal units (Btu) per cubic foot. In a 24-hour period ended December 22, 1998, Northern Indiana's 1998 maximum day send-out (the maximum amount of gas delivered through Northern Indiana's distribution system to its end customers) was 1.4 million dekatherms (dth). Northern Indiana's total gas send-out for 1998 was 288.6 million dth, compared to 292.6 million dth in 1997.

      Agreements have been negotiated with natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of Federal Energy Regulatory Commission (FERC) Order No. 636 (see "FERC Order No. 636" in the Notes to Consolidated Financial Statements). Northern Indiana also has agreements which allow for the purchase of gas either from gas marketers or producers.

      Northern Indiana has firm transportation agreements with pipelines, which allow Northern Indiana to move its gas through the pipelines' transmission systems. In 1998, all of the gas supplied by Northern Indiana was transported by ANR Pipeline Company (ANR), Crossroads Pipeline Company (Crossroads) - a subsidiary of Industries, Midwestern Gas Transmission Company (Midwestern), Natural Gas Pipeline Company of America (Natural), Panhandle Eastern Pipe Line Company (Panhandle), Tennessee Gas Pipeline Company (Tennessee) and Trunkline Gas Company (Trunkline). The transportation rates of Crossroads and the transportation and storage rates of ANR, Midwestern, Natural, Panhandle, Tennessee and Trunkline to Northern Indiana are subject to change in accordance with rate proceedings filed with the Federal Energy Regulatory Commission (FERC).

      Approximately 84% of Northern Indiana's 1998 gas supply was purchased on the spot market, generally on less than 30-day agreements. The average price per dth (including FERC Order No. 636 transition charges) in 1998 was $2.49, compared to $3.18 in 1997, and the average cost of purchased gas, after adjustment for transition charges billed to transport customers, was $2.48 per dth, as compared to $3.08 per dth in 1997.

      Northern Indiana has a curtailment plan (a plan which outlines service to be curtailed in the event of limited gas supply) that has been approved by the Indiana Utility Regulatory Commission (Commission). There were no firm sales curtailments in 1998 and none are expected during 1999.

      Northern Indiana operates an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals have been made in the 1998-1999 winter of up to 94,308 dth per day. In addition, Northern Indiana has several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in the aggregate for approximately 29.6 million dth of annual stored volume and allow for approximately 661,000 dth of maximum daily withdrawal.

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

      In 1998, about 7% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, power marketers, municipalities and WVPA (see "Item 1. Business-Electric Operations" regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. FERC jurisdiction does not extend to the issuance of securities by Northern Indiana, which are regulated by the Commission. The FERC on October 21, 1954, declared Northern Indiana exempt from the provisions of the Natural Gas Act.

      RATE MATTERS. For a description of Northern Indiana's Alternative Regulatory Plan (ARP) see "Competition and Regulatory Changes" below.

COMPETITION AND REGULATORY CHANGES -

      The regulatory frameworks applicable to Northern Indiana, at both state and federal levels, are in the midst of a period of fundamental change. These changes have and will continue to impact the operation, structure and profitability of Northern Indiana. Northern Indiana's management has taken steps to make the company more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal, providing its gas customers with increased customer choice for new products and services throughout Northern Indiana's service territory.

      THE ELECTRIC INDUSTRY. At the Federal level, FERC issued Order No. 888-A in 1996 which required all public utilities owning, controlling, or operating transmission lines to file non-discriminatory open access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. In 1997, FERC approved Northern Indiana's open-access transmission tariff. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, Northern Indiana intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

      At the state level, Northern Indiana announced in 1997 that if consensus could be reached regarding electric utility restructuring legislation, Northern Indiana would support a restructuring bill during the 1999 session of the Indiana General Assembly. During 1998, Northern Indiana held discussions with other investor-owned utilities in Indiana regarding the technical and economic aspects of possible legislation leading to greater customer choice. A consensus was not reached. Therefore, Northern Indiana does not anticipate that it will be supporting any legislation regarding electric restructuring during the 1999 session of the Indiana General Assembly. However, during 1999, Northern Indiana anticipates continued discussions with all segments of the Indiana electric industry in an attempt to reach a consensus on electric restructuring legislation for introduction during the 2000 Session of the Indiana General Assembly.

      THE GAS INDUSTRY. At the Federal level, gas industry deregulation began in the mid 1980's when FERC required interstate pipelines to provide nondiscriminatory transportation services pursuant to unbundled rates. This regulatory change permitted large industrial and commercial customers to purchase their gas supplies either from Northern Indiana or directly from competing producers and marketers which would then use Northern Indiana's facilities to transport the gas. More recently, the focus of deregulation in the gas industry has shifted to the states.

      At the state level, the Commission approved in 1997 Northern Indiana's
ARP which implemented new rates and services that included, among other things, unbundling of services for additional customer classes, (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price. Phase I of Northern Indiana's Customer Choice Pilot Program will end on March 31, 1999. This pilot program offered a limited number of residential and commercial customers within the South Bend metropolitan area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program will commence
April 1, 1999 and continue for a one-year period. During this phase, Northern Indiana plans to offer customer choice to a significantly expanded eligible customer base throughout its gas service territory. The Commission order allows Industries' natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including, but not limited to, price protection, negotiated sales and services, gas lending and parking, and new storage services.

      To date, Northern Indiana's system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition has had and will continue to have significant, positive effects in the next few years.

      EMPLOYEE RELATIONS. Northern Indiana had 3,215 employees at December 31, 1998. Approximately 71% of Northern Indiana's employees (physical and clerical workers) are represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC.

      ENVIRONMENTAL MATTERS. The operations of Northern Indiana are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect Northern Indiana's operations as they relate to impacts on air, water and land.

      Refer to "Environmental Matters" in Notes to Consolidated Financial Statements for more information regarding certain environmental issues.

      Northern Indiana's total capital expenditures from January 1, 1994, through December 31, 1998 for pollution control facilities were approximately $123 million and were financed in part by the sale of Northern Indiana's Pollution Control Notes and Bonds-Jasper County. Northern Indiana anticipates expenditures of approximately $45 million for pollution control equipment in the 1999-2003 period which includes anticipated expenditures of $18 million in 1999 and $12 million in 2000.

      YEAR 2000. For a discussion of year 2000 see Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000.

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

      Northern Indiana has 291 substations with an aggregate transformer capacity of 23,131,300 kilovolts (kva). Its transmission system with voltages from 34,500 to 345,000 consists of 3,058 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,814 circuit miles of overhead and 1,497 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 11,156,320 kva and 445,117 electric watt-hour meters.

      GAS. Northern Indiana has an underground storage field at Royal Center and a liquefied natural gas plant in LaPorte County all of which are described under "Item 1. Business-Gas Operations". Northern Indiana has 13,586 miles of gas mains.

      CHARACTER OF OWNERSHIP. The properties of Northern Indiana are subject to the lien of its First Mortgage Indenture. The principal properties are held in fee and are free from other encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction, which it is Northern Indiana's practice regularly to pay, as and when due, unless contested in good faith. In general, the electric and gas lines and mains are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. Northern Indiana does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon, or under which its electric and gas lines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric and gas lines and mains was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS.

      Northern Indiana is a party to various pending proceedings, including suits and claims against it for personal injury, death and property damage.
Such proceedings and suits and the amounts involved are routine for the kind of business conducted by Northern Indiana, except as set forth above under "Environmental Matters," in the Notes to Consolidated Financial Statements.
To the knowledge of Northern Indiana no other material legal proceedings against Northern Indiana or its subsidiaries are contemplated by governmental authorities or other parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

      Northern Indiana's common shares are wholly-owned by Industries.

      The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

      When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1998, Northern Indiana had approximately $146.1 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

      So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefor for the preceding calendar year unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1998, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 43% of the total capitalization including surplus.

      In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

                                       Year Ended December 31,
                                       (Dollars in thousands)

                       1998       1997       1996       1995       1994
                    ========== ========== ========== ========== ==========
Operating revenues  $1,648,603 $1,752,382 $1,754,105 $1,664,278 $1,613,995

Net income          $  220,180 $  196,620 $  197,310 $  194,321 $  179,903

Total assets        $3,651,949 $3,674,914 $3,774,280 $3,606,199 $3,624,311

Long-term
 obligations and
 redeemable
 preferred stock    $1,134,394 $1,138,337 $1,053,254 $1,122,392 $1,131,408

Cash dividends
 declared on
 common shares      $  212,000 $  187,775 $  187,450 $  185,725 $  168,815


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      NET INCOME. For 1998, net income of Northern Indiana increased to $220.2 million, compared to $196.6 million for 1997. In 1996, net income was $197.3 million.

      See Notes to Consolidated Financial Statements for Segments of Business regarding the revenue and utility operating income derived from the delivery of gas and electricity.

      OPERATING REVENUES. In 1998, operating revenues decreased $103.8 million, or 5.9%, from 1997. Operating revenues in 1997 decreased $1.7 million, or 0.1%, from 1996.

      Gas revenues were $572.5 million in 1998, a decrease of $162.8 million from 1997. The decrease in gas revenues was mainly due to decreased deliveries to residential and commercial customers, decreased gas costs per dekatherms
(dth) and decreased gas transition costs. During 1998, gas deliveries in dth, which include transportation services, decreased 1.4%. Gas deliveries to residential and commercial customers decreased 20.6% and 23.2%, respectively, reflecting heating degree-days 21.3% lower than 1997. This decrease in deliveries was partially offset by increased deliveries to industrial customers of 4.2% and sales to other utilities. Northern Indiana had approximately 671,200 gas customers at December 31, 1998.

      Gas revenues were $735.3 million in 1997, an increase of $3.4 million from 1996. The increase in gas revenues was mainly due to increased gas costs per dth and increased deliveries of gas transported for others, partially offset by decreased sales to residential and commercial customers and decreased gas transition costs. During 1997, gas deliveries in dth, which include transportation services, increased 2.2% over 1996. Gas deliveries to residential and commercial customers decreased 4.7% and 1.2%, respectively, due to a warmer heating season than 1996. Gas transportation services increased 3.4% mainly due to increased deliveries of gas transported for industrial customers. The large commercial and industrial customers continue to utilize transportation services provided by Northern Indiana. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over Northern Indiana's system. Northern Indiana transported 173.2, 160.4 and 155.2 million dth for others in 1998, 1997 and 1996, respectively.

      In 1998, electric revenues were $1.076 billion, an increase of $59.0 million from 1997. Sales of electricity in kilowatt-hours (kwh) increased
6.7% from 1997. The increase in electric revenues was mainly due to increased sales to residential and commercial customers (increases of 7.8% and 6.3% in kwh, respectively), reflecting a significantly warmer summer in 1998. Wholesale power transactions also increased significantly in a rapidly developing market. The increases were partially offset by a 2.0% kwh reduction in sales to industrial customers, reflecting a full year of operations at two cogeneration projects located at major industrial customers' facilities. At December 31, 1998, Northern Indiana had 420,900 electric customers.

      In 1997, electric revenues were $1.017 billion, an decrease of $5.1 million from 1996. The decrease in electric revenues was mainly due to decreased sales to industrial customers, partially offset by increased sales to residential and commercial customers and increased revenues related to wholesale transactions. Industrial sales decreased during the period as a result of the two cogeneration projects located at major industrial customers' facilities coming on line during the period.

      The basic steel industry accounted for 42% of natural gas delivered (including volumes transported) and 29% of electric sales during 1998.

      The components of the changes in gas and electric operating revenues are shown in the following tables:

                                            Year 1998         Year 1997
                                           Compared To       Compared To
                                            Year 1997         Year 1996
                                          ============      ============
                                                (Dollars in millions)

Gas Revenue Changes
 Pass through of net changes in
  purchased gas costs, gas storage
  and storage transportation costs        $      (63.0)     $        8.7
 Gas transition costs                            (21.7)             (4.4)
 Changes in sales levels                         (84.9)             (2.8)
 Gas transported                                   6.8               1.9
                                          ------------      ------------
Total Gas Revenue Change                  $     (162.8)     $        3.4
                                          ------------      ------------

Electric Revenue Changes
 Pass through of net changes
  in fuel costs                           $       (5.5)     $        4.0
 Changes in sales levels                          55.1             (12.8)
 Changes in transmission
  service revenues                                 9.4               3.7
                                          ------------      ------------
Total Electric Revenue Change             $       59.0      $       (5.1)
                                          ------------      ------------
    Total Operating Revenue Change        $     (103.8)     $       (1.7)
                                          ============      ============


      See "Summary of Significant Accounting Policies- Gas Cost Adjustment Clause" in the Notes to the Consolidated Financial Statements for a discussion of the gas cost incentive mechanism. In addition, see "FERC Order No. 636" in the Notes to Consolidated Financial Statements regarding Federal Energy Regulatory Commission (FERC) Order No. 636 transition costs.

      GAS COSTS. Gas costs decreased $131.4 million (29.0%) in 1998 due to decreased gas purchases, decreased gas transition costs and decreased gas costs per dth. The average cost for purchased gas in 1998, after adjustment for gas transition costs billed to transport customers, was $2.48 per dth as compared to $3.08 per dth in 1997. Gas costs increased $8.3 million (1.9%) in 1997 due to increased gas costs per dth, which were partially offset by decreased gas transition costs. The average cost for purchased gas in 1997, after adjustment for gas transition costs billed to transport customers, was $3.08 per dth as compared to $3.02 per dth in 1996.

      FUEL AND PURCHASED POWER. Cost of fuel for electric generation in 1998 increased mainly as a result of increased production. The average cost per kwh generated decreased 2.7% from 1997 to 1.50 cents per kwh. The cost of fuel for electric generation in 1997 increased mainly as a result of increased production. The average cost per kwh generated decreased 2.3% from 1996 to
1.54 cents per kwh.

      Power purchased increased $4.7 million in 1998 as a result of increased bulk power purchases. Power purchased decreased $16.5 million in 1997 as a result of decreased bulk power purchases.

      OPERATING MARGINS.  Operating margins increased $10.8 million in 1998 to $1.035 billion. The gas operating margin decreased $31.4 million in 1998 due to decreased deliveries to residential and commercial customers reflecting the warmer heating season, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. Operating margin from electric sales increased $42.2 million due to increased sales to residential and commercial customers, reflecting a significantly warmer summer in 1998 than in 1997, and increased wholesale transactions, partially offset by decreased sales to industrial customers. Operating margins increased $1.1 million in 1997 to $1.024 billion. The gas operating margin decreased $4.9 million in 1997 due to decreased sales to residential and commercial customers reflecting milder weather, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others. Operating margin from electric sales increased $6.0 million in 1997 due to increased sales to residential and commercial customers, and increased wholesale transactions, partially offset by decreased sales to industrial customers.

      OPERATING EXPENSES AND TAXES. Operating expenses and taxes (except income) in 1998 decreased 3.3% from 1997 to $612.0 million and in 1997 decreased 0.1% from 1996 to $632.9 million.

      Operation expenses decreased $23.4 million in 1998 over 1997 due to decreased employee related costs of $11.7 million, decreased sales and marketing activities of $5.7 million and decreased electric production operating costs of $4.3 million. Operation expenses decreased $11.8 million in 1997 over 1996 due to reduced pension costs, reduced environmental costs of $4.2 million and reduced pollution control facility costs of $4.1 million.

      Maintenance expenses decreased $3.6 million in 1998 from 1997 mainly reflecting decreased maintenance activity for electric production and distribution facilities. Maintenance expenses remained relatively unchanged in 1997 from 1996.

      Depreciation and amortization expenses increased $5.5 million in 1998
from 1997 resulting from plant additions.   Depreciation and amortization
expenses increased $11.5 million in 1997 from 1996 resulting from plant additions.

      Utility income taxes increased $10.7 million in 1998 from 1997, increased $1.0 million in 1997 from 1996, in each period mainly as a result of increased pre-tax income.

      Other Income (Deductions) remained relatively unchanged in 1998 from 1997. Other Income (Deductions) decreased $3.9 million in 1997 from 1996 mainly as a result of the sale of Crescent Dunes Lakeshore property to the National Park Service in 1996.

      Interest charges decreased $2.5 million and $2.6 million in 1998 and 1997, respectively. The 1998 and 1997 decreases reflect decreased short-term borrowing during the year.

      See Notes to Consolidated Financial Statements for a discussion of accounting policies and transactions impacting this analysis.

      ENVIRONMENTAL MATTERS. The operations of Northern Indiana are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect Northern Indiana's operations as they relate to impacts on air, water and land.

      Refer to "Environmental Matters" in Notes to Consolidated Financial Statements for more information regarding certain environmental issues.

      LIQUIDITY AND CAPITAL RESOURCES. Cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because of the seasonal nature of the utility business and the construction program, Northern Indiana makes use of commercial paper intermittently as short-term financing. As of December 31, 1998 and December 31, 1997, Northern Indiana had $85.6 million and $71.5 million in commercial paper outstanding, respectively. At December 31, 1998, the weighted average interest rate of commercial paper outstanding was 5.62%.

      In September 1998, Northern Indiana entered into a five-year $100 million revolving credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days upon the request of Northern Indiana and agreement by the banks. Under these agreements, Northern Indiana may borrow funds at a floating rate of interest or, at Northern Indiana's request under certain circumstances, a fixed rate of interest for a short term period. These agreements provide financing flexibility to Northern Indiana and may be used to support the issuance of commercial paper. At December 31, 1998, there were no borrowings outstanding under either of these agreements. Concurrently with entering into such agreements, Northern Indiana terminated its then existing revolving credit agreement which would otherwise have terminated on August 19, 1999.

      In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1999. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of December 31, 1998, there were no borrowings under these lines of credit. The lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of December 31, 1998, there was $40.5 million of borrowings outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At December 31, 1998, there were no borrowings outstanding under this facility.

      Construction expenditures by Northern Indiana for 1998, 1997 and 1996 were approximately $182 million, $174 million, and $198 million, respectively. Northern Indiana's total utility plant investment on December 31, 1998, was $5.8 billion. During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

      Northern Indiana does not anticipate the need to file for retail gas and electric base rate increases in the near future.

      MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS. The primary market risks to which Northern Indiana is exposed and in connection with which Northern Indiana uses market risk sensitive instruments are commodity price risk and interest rate risk.

      Although Northern Indiana is subject to commodity price risk as part of its traditional operations, the current regulatory framework within which Northern Indiana operates allows for full collection of fuel and gas costs in rates. Consequently, there is limited commodity price risk after consideration of the related rate-making. However, as the utility industry deregulates, Northern Indiana will be providing services without the benefit of the traditional rate-making and will therefore be more exposed to commodity price risk.

      Northern Indiana utilizes commodity futures and option contracts to minimize the impact of price changes to a small portion of its gas supply portfolio. The Commission issued an order approving the inclusion of any gains or losses associated with the use of derivative financial and commodity instruments into Northern Indiana's gas cost adjustment clause.

      Because the commodities covered by Northern Indiana's derivative financial and commodity instruments are substantially the same commodities that Northern Indiana buys and sells in the physical market, no special correlation studies other than monitoring the degree of convergence between the derivative and cash markets are deemed necessary.

      Due to the provisions of the gas cost adjustment clause and the fuel adjustment clause, movements in the natural gas and electric market prices would not significantly impact net income.

      Northern Indiana utilizes long-term debt as a primary source of capital in its business. A significant portion of Northern Indiana's long-term debt consists of medium-term notes. In addition, Northern Indiana utilize longer term fixed price debt instruments which have been and will be refinanced at lower interest rates if Northern Indiana deems it to be economical. Refer to Consolidated Statement of Long term Debt for detailed information related to Northern Indiana's long-term debt outstanding and "Fair Value of Financial Instruments" in Notes to Consolidated Financial Statements for current market valuation of long-term debt. Refer to "Summary of Significant Accounting Policies-Hedging Activities" in Notes to Consolidated Financial Statements for further discussion of Northern Indiana's hedging policies.

YEAR 2000 -

      RISKS. Year 2000 issues address the ability of electronic processing equipment to process date sensitive information and to recognize the last two digits of a date as occurring in or after the year 2000. Any failure in one of Northern Indiana's systems may result in material operational and financial risks. Possible scenarios include a system failure in one of Northern Indiana's generating plants, an operating disruption or delay in transmission or distribution, or an inability to interconnect with the systems of other utilities. In addition, while Northern Indiana currently anticipates that its own mission-critical systems will be year 2000 compliant in a timely fashion, it cannot guarantee the compliance of systems operated by other companies upon which it depends. For example, the ability of an electric company to provide electricity to its customers depends upon a regional electric transmission grid, which connects the systems of neighboring utilities to support the reliability of electric power within the region. If one company's system is not year 2000 compliant, then such a failure will affect the reliability of all providers within the grid, including Northern Indiana. Similarly, Northern Indiana's gas operations depend on natural gas pipelines that it does not own or control, and any non-compliance by a company owning or controlling those pipelines may affect Northern Indiana's ability to provide gas to its customers. Failure to achieve year 2000 readiness could have a material adverse effect on Northern Indiana's results of operations, financial position and cash flows.

      Northern Indiana is continuing its program to address risks associated with the year 2000. Northern Indiana's year 2000 program focuses on both its information technology (IT) and non-IT systems, and Northern Indiana has been making substantial progress in preparing these systems for proper functioning in the year 2000.

      STATE OF READINESS. Northern Indiana's year 2000 program consists of four phases: inventory (identifying systems potentially affected by the year
2000), assessment (testing identified systems), remediation (correcting or replacing non-compliant systems) and validation (evaluating and testing remediated systems to confirm compliance). By second quarter 1997, Northern Indiana had completed the inventory and assessment phases for all of its mission-critical IT systems. Northern Indiana also has completed the remediation and validation phases for four of its six major IT components.
The remediation and validation phases for the remaining two components are expected to be completed within the next few months, so that Northern Indiana expects to conclude the year 2000 program for its mission-critical systems by first quarter of 1999. Northern Indiana has completed the inventory and assessment phases for all of its non-IT mission critical systems. Northern Indiana has scheduled remediation (including replacement) and validation for its non-IT mission critical systems throughout 1999. Northern Indiana expects to substantially complete its mission-critical year 2000 efforts by June 30, 1999, and to conclude the year 2000 program in the fourth quarter 1999.

      Because Northern Indiana depends on outside suppliers and vendors with similar year 2000 issues, Northern Indiana is assessing the ability of those suppliers and vendors to provide it with an uninterrupted supply of goods and services. Northern Indiana has contacted its critical vendors and suppliers in order to investigate their year 2000 efforts. In addition, Northern Indiana is working with electricity and gas industry groups such as North American Electric Reliability Council, Electric Power Research Institute, and the American Gas Association to discuss and evaluate the potential impact of year 2000 problems upon the electric grid systems and pipeline networks that interconnect within each of those industries.

      COSTS. Northern Indiana currently estimates that the total cost of its year 2000 program will be between $13 million and $19 million. These costs have been, and will continue to be, funded from operations. Costs related to the maintenance or modification of Northern Indiana's existing systems are expensed as incurred. Costs related to the acquisition of replacement systems are capitalized in accordance with Northern Indiana's accounting policies. Northern Indiana does not anticipate these costs to have a material impact on its results of operations.

      CONTINGENCY PLANS. Northern Indiana currently is in the process of structuring its contingency plans to address the possibility that any mission-critical system upon which it depends, including those controlled by outside parties, will be non-compliant. This includes identifying alternative suppliers and vendors, conducting staff training and developing communication plans. In addition, Northern Indiana is evaluating its ability to maintain or restore service in the event of a power failure or operating disruption or delay, and its limited ability to mitigate the effects of a network failure by isolating its own network from the non-compliant segments of the greater network. Northern Indiana expects to complete these contingency plans by second quarter 1999; however, the contingency plans will be under review during the third and fourth quarters of 1999.

COMPETITION AND REGULATORY CHANGES -

      The regulatory frameworks applicable to Northern Indiana, at both state and federal levels, are in the midst of a period of fundamental change. These changes have and will continue to impact the operation, structure and profitability of Northern Indiana. Northern Indiana's management has taken steps to make the company more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal, providing its gas customers with increased customer choice for new products and services throughout Northern Indiana's service territory.

      THE ELECTRIC INDUSTRY. At the Federal level, FERC issued Order No. 888-A in 1996 which required all public utilities owning, controlling, or operating transmission lines to file non-discriminatory open access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. In 1997, FERC approved Northern Indiana's open-access transmission tariff. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, Northern Indiana intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

      At the state level, Northern Indiana announced in 1997 that if consensus could be reached regarding electric utility restructuring legislation, Northern Indiana would support a restructuring bill during the 1999 session of the Indiana General Assembly. During 1998, Northern Indiana held discussions with other investor-owned utilities in Indiana regarding the technical and economic aspects of possible legislation leading to greater customer choice. A consensus was not reached. Therefore, Northern Indiana does not anticipate that it will be supporting any legislation regarding electric restructuring during the 1999 session of the Indiana General Assembly. However, during 1999, Northern Indiana anticipates continued discussions with all segments of the Indiana electric industry in an attempt to reach a consensus on electric restructuring legislation for introduction during the 2000 Session of the Indiana General Assembly.

      THE GAS INDUSTRY. At the Federal level, gas industry deregulation began in the mid 1980's when FERC required interstate pipelines to provide nondiscriminatory transportation services pursuant to unbundled rates. This regulatory change permitted large industrial and commercial customers to purchase their gas supplies either from Northern Indiana or directly from competing producers and marketers which would then use Northern Indiana's facilities to transport the gas. More recently, the focus of deregulation in the gas industry has shifted to the states.

      At the state level, the Indiana Utility Regulatory Commission
(Commission) approved in 1997 Northern Indiana's Alternative Regulatory Plan
(ARP) which implemented new rates and services that included, among other things, unbundling of services for additional customer classes, (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based on a comparison of Northern Indiana's actual gas supply portfolio costs to a market based benchmark price. Phase I of Northern Indiana's Customer Choice Pilot Program will end on March 31, 1999. This pilot program offered a limited number of residential and commercial customers within the South Bend metropolitan area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program will commence
April 1, 1999 and continue for a one-year period. During this phase, Northern Indiana plans to offer customer choice to a significantly expanded eligible customer base throughout its gas service territory. The Commission order allows Industries' natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including, but not limited to, price protection, negotiated sales and services, gas lending and parking, and new storage services.

      To date, Northern Indiana's system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition has had and will continue to have significant, positive effects in the next few years.

      IMPACT OF ACCOUNTING STANDARDS. Refer to "Summary of Significant Accounting Policies-Impact of Accounting Standards" in the Notes to Consolidated Financial Statements for information regarding impact of accounting standard issue not yet adopted.

      FORWARD LOOKING STATEMENTS. This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may," "will," "expect," "believe," "plan" and other similar terms. Northern Indiana cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. Investors should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, year 2000 issues, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Northern Indiana, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industry, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of Northern Indiana.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Pages
                                                          =========

      Report of Independent Public Accountants              18

      Consolidated Statement of Income for the years
       ended December 31, 1998, 1997, and 1996              18-20

      Consolidated Balance Sheet - December 31, 1998
       and 1997                                             20-22

      Consolidated Statement of Capitalization -
       December 31, 1998 and 1997                           22-23

      Consolidated Statement of Long-term Debt -
       December 31, 1998 and 1997                           23-24

      Consolidated Statement of Cash Flows for the
       years ended December 31, 1998, 1997, and 1996        24-26

      Consolidated Statement of Retained Earnings for
       the years ended December 31, 1998, 1997, and 1996    26-27

      Notes to Consolidated Financial Statements            27-51


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet and consolidated statements of capitalization and long-term debt of Northern Indiana Public Service Company (an Indiana corporation and a wholly-owned subsidiary of NIPSCO Industries, Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on page 62,
Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /s/  Arthur Andersen LLP

Chicago, Illinois
February 5, 1999

CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31,                    1998        1997        1996
                                        ==========  ==========  ==========
                                              (Dollars in thousands)

Operating Revenues:
 (Notes 2, 3 and 20)
  Gas                                   $  572,485  $  735,299  $  731,874
  Electric                               1,076,118   1,017,083   1,022,231
                                        ----------  ----------  ----------
                                         1,648,603   1,752,382   1,754,105
                                        ----------  ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                                 321,033     452,436     444,141
 Fuel for electric generation              250,649     238,548     233,215
 Power purchased                            41,990      37,274      53,751
                                        ----------  ----------  ----------
                                           613,672     728,258     731,107
                                        ----------  ----------  ----------
Operating Margin                         1,034,931   1,024,124   1,022,998
                                        ----------  ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                                245,920     269,275     281,066
  Maintenance (Note 2)                      65,302      68,853      68,729
  Depreciation and
   amortization (Note 2)                   228,547     223,025     211,545
  Taxes (except income)                     72,227      71,752      72,069
                                        ----------  ----------  ----------
                                           611,996     632,905     633,409
                                        ----------  ----------  ----------
Operating Income Before
 Utility Income Taxes                      422,935     391,219     389,589
                                        ----------  ----------  ----------
Utility Income Taxes (Note 5)              120,786     110,099     109,051
                                        ----------  ----------  ----------

Operating Income                           302,149     281,120     280,538
                                        ----------  ----------  ----------
Other Income (Deductions)                   (3,589)     (3,659)        240
                                        ----------  ----------  ----------

Interest:
 Interest on long-term debt                 69,672      69,427      68,798
 Other interest                              5,087       7,574      11,225
 Allowance for borrowed funds used
  during construction and carrying
  charges (Note 2)                            (563)       (354)       (805)
 Amortization of premium, reacquisition
  premium, discount and expense on
  debt, net                                  4,184       4,194       4,250
                                        ----------  ----------  ----------
                                            78,380      80,841      83,468
                                        ----------  ----------  ----------

Net Income                                 220,180     196,620     197,310

Dividend requirements on
 preferred stocks                            8,335       8,539       8,712
                                        ----------  ----------  ----------
Balance available
 for common shares                      $  211,845  $  188,081  $  188,598
                                        ==========  ==========  ==========

Common dividends declared               $  212,000  $  187,775  $  187,450
                                        ==========  ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                   1998           1997
                                            ===========    ===========
                                              (Dollars in thousands)

ASSETS

UTILITY PLANT, at original cost (including
 construction work in progress of
 $149,426 and $140,534, respectively)
 (Note 2):
  Electric                                  $ 4,154,060    $ 4,066,568
  Gas                                         1,272,483      1,223,693
  Common                                        364,822        351,350
                                            -----------    -----------
                                              5,791,365      5,641,611

    Less - Accumulated provision for
     depreciation and amortization            2,804,720      2,613,352
                                            -----------    -----------
      Total Utility Plant                     2,986,645      3,028,259
                                            -----------    -----------

OTHER PROPERTY AND INVESTMENTS                      519          1,215
                                            -----------    -----------
CURRENT ASSETS:
 Cash and cash equivalents                       19,541          9,800
 Accounts receivable, less reserve of
  $4,458 and $4,524, respectively (Note 2)      104,445        101,188
 Fuel adjustment clause (Note 2)                      0          2,679
 Gas cost adjustment clause (Note 2)             44,044         86,520
 Materials and supplies, at average cost         51,554         53,666
 Electric production fuel, at average cost       32,402         18,837
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                        50,859         45,880
 Prepayments and other                           31,056         23,128
                                            -----------    -----------
      Total Current Assets                      333,901        341,698
                                            -----------    -----------

OTHER ASSETS:
 Regulatory assets (Note 2)                     203,722        205,965
 Prepayments and other (Note 6)                 127,162         97,777
                                            -----------    -----------
      Total Other Assets                        330,884        303,742
                                            -----------    -----------
                                            $ 3,651,949    $ 3,674,914
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                   1998           1997
                                            ===========    ===========
                                               (Dollars in thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common shareholder's equity                $ 1,018,150    $ 1,018,303
 Preferred stocks (Note 8) -
   Series without mandatory
    redemption provisions (Note 9)               81,116         81,123
   Series with mandatory
    redemption provisions (Note 10)              56,435         58,841
 Long-term debt, excluding amounts due
  within one year (Note 14)                   1,077,959      1,079,496
                                            -----------    -----------
      Total capitalization                    2,233,660      2,237,763
                                            -----------    -----------

CURRENT LIABILITIES:
 Current portion of long-term debt                2,000         51,009
  (Note 15)
 Short-term borrowings (Note 16)                126,100        119,000
 Accounts payable                               142,414        127,742
 Dividends declared on common and
  preferred stocks                               63,101         56,198
 Customer deposits                               20,178         20,236
 Taxes accrued                                   88,401         88,852
 Interest accrued                                 9,118          7,646
 Fuel adjustment clause                           6,279              0
 Accrued employment costs                        44,223         51,095
 Other accruals                                  28,546         34,051
                                            -----------    -----------
      Total current liabilities                 530,360        555,829
                                            -----------    -----------

OTHER:
 Deferred income taxes (Note 5)                 608,935        602,936
 Deferred investment tax credits, being
  amortized over life of related property
   (Note 5)                                      92,693         99,853
 Deferred credits                                48,084         53,323
 Accrued liability for postretirement
  benefits (Note 7)                             127,115        115,177
 Other noncurrent liabilities                    11,102         10,033
                                            -----------    -----------
      Total other                               887,929        881,322
                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 4, 5, 17 and 18)
                                            $ 3,651,949    $ 3,674,914
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CAPITALIZATION

DECEMBER 31,                          1998                  1997
                                   ===========           ===========
                                         (Dollars in thousands)

COMMON SHAREHOLDER'S EQUITY:
  Common shares - without par
   value - authorized 75,000,000
   shares - issued and outstanding
   73,282,258 shares               $   859,488           $   859,488
  Additional paid-in capital            12,524                12,522
  Retained earnings                    146,138               146,293
                                   -----------           -----------
   Total common shareholder's
    equity                           1,018,150   45.6%     1,018,303   45.5%
                                   -----------           -----------

PREFERRED STOCKS, WHICH ARE
 REDEEMABLE SOLELY AT OPTION
 OF NORTHERN INDIANA:
  Cumulative preferred stock -
   $100 par value -
    4-1/4% series - 209,051 and
     209,118 shares outstanding,
     respectively                       20,905                20,912
    4-1/2% series - 79,996
     shares outstanding                  8,000                 8,000
    4.22% series - 106,198
     shares outstanding                 10,620                10,620
    4.88% series - 100,000
     shares outstanding                 10,000                10,000
    7.44% series - 41,890
     shares outstanding                  4,189                 4,189
    7.50% series - 34,842
     shares outstanding                  3,484                 3,484
    Premium on preferred stock             254                   254
  Cumulative preferred stock -
   no par value -
    Adjustable Rate (6.00% at
     December 31, 1998) -
     Series A (stated value -
     $50 per share), 473,285
     shares outstanding                 23,664                23,664
                                   -----------           -----------
                                        81,116    3.6%        81,123    3.6%
                                   -----------           -----------

REDEEMABLE PREFERRED STOCKS,
 SUBJECT TO MANDATORY REDEMPTION
 REQUIREMENTS OR WHOSE
 REDEMPTION IS OUTSIDE THE
 CONTROL OF NORTHERN INDIANA:
  Cumulative preferred stock -
   $100 par value -
    8.85% series - 50,000 and
     62,500 shares outstanding,
     respectively                        5,000                 6,250
    7-3/4% series - 33,352 and
     38,906 shares outstanding,
     respectively                        3,335                 3,891
    8.35% series - 51,000 and
     57,000 shares outstanding,
     respectively                        5,100                 5,700
  Cumulative preferred stock -
   no par value -
    6.50% series - 430,000
     shares outstanding                 43,000                43,000
                                   -----------           -----------
                                        56,435    2.5%        58,841    2.7%
                                   -----------           -----------
LONG-TERM DEBT                       1,077,959   48.3%     1,079,496   48.2%
                                   -----------  ------   -----------  ------

     Total capitalization          $ 2,233,660  100.0%   $ 2,237,763  100.0%
                                   ===========  ======   ===========  ======

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF LONG-TERM DEBT

DECEMBER 31,                                      1998            1997
                                               ===========     ===========
                                                  (Dollars in thousands)

FIRST MORTGAGE BONDS -
 Series T, 7-1/2%, due April 1, 2002           $    39,000     $    39,500
 Series NN, 7.10%, due July 1, 2017                 55,000          55,000
                                               -----------     -----------
    Total                                           94,000          94,500
                                               -----------     -----------

POLLUTION CONTROL NOTES AND BONDS -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                   16,500          18,000
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 3.05% weighted
  average at December 31, 1998, due
  November 1, 2016                                 130,000         130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.13% weighted average at
  December 31, 1998, due November 1, 2007           24,000          24,000
 Series 1994 Bonds - Jasper County -
  Series A - 5.15% at December 31, 1998
  due August 1, 2010                                10,000          10,000
 Series 1994 Bonds - Jasper County -
  Series B - 5.15% at December 31, 1998,
  due June 1, 2013                                  18,000          18,000
 Series 1994 Bonds - Jasper County -
  Series C - 5.15% at December 31, 1998,
  due April 1, 2019                                 41,000          41,000
                                               -----------     -----------
    Total                                          239,500         241,000
                                               -----------     -----------

MEDIUM-TERM NOTES -
 Interest rates between 6.10% and 7.69%
  with a weighted average interest rate of
  7.00% and various maturities between
  March 20, 2000 and August 4, 2027                748,025         748,025
                                               -----------     -----------
UNAMORTIZED PREMIUM AND DISCOUNT
 ON LONG-TERM DEBT, NET                             (3,566)         (4,029)
                                               -----------     -----------
    Total long-term debt, excluding
     amounts due in one year                   $ 1,077,959     $ 1,079,496
                                               ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31,                 1998          1997          1996
                                    ===========   ===========   ===========
                                             (Dollars in thousands)

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                        $   220,180   $   196,620   $   197,310

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization         228,547       223,025       211,545
  Deferred federal and state
   operating income taxes, net          (32,574)       (8,414)       26,117
  Deferred investment tax
   credits, net                          (7,160)       (7,205)       (7,327)
  Advance contract payment                1,900         1,900       (17,100)
  Change in certain assets and
   liabilities -
    Accounts receivable, net             (4,194)       10,678       (15,790)
    Electric production fuel            (13,565)        7,646       (12,225)
    Materials and supplies                2,112         3,130         7,028
    Natural gas in storage               (4,979)        4,529         3,004
    Accounts payable                     16,247       (51,273)       35,517
    Taxes accrued                        24,119        21,488        14,628
    Fuel adjustment clause                8,958         6,470         1,152
    Gas cost adjustment clause           42,476        11,647       (94,054)
    Accrued employment costs             (6,872)       10,180        (4,856)
    Other accruals                       (5,505)        6,117       (14,488)
   Other, net                           (11,380)       21,799         6,962
                                    -----------   -----------   -----------
     Net cash provided by
      operating activities              458,310       458,337       337,423
                                    -----------   -----------   -----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures            (182,123)     (174,231)     (198,223)
  Other, net                             (7,195)       (3,191)       22,102
                                    -----------   -----------   -----------
     Net cash used in investing
      activities                       (189,318)     (177,422)     (176,121)
                                    -----------   -----------   -----------

CASH FLOWS PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES:
  Issuance of long-term debt                500       139,000             0
  Issuance of short-term debt           622,200       534,430     1,172,150
  Net change in commercial paper         14,100      (122,405)      149,105
  Retirement of long-term debt          (51,509)      (67,247)      (80,000)
  Retirement of short-term debt        (629,200)     (565,930)   (1,211,950)
  Retirement of preferred stock          (2,413)       (2,408)       (2,604)
  Cash dividends paid on
   common shares                       (205,000)     (185,775)     (182,950)
  Cash dividends paid on
   preferred shares                      (8,392)       (8,556)       (8,766)
  Other, net                                463          (503)          514
                                    -----------   -----------   -----------
     Net cash used in
      financing activities             (259,251)     (279,394)     (164,501)
                                    -----------   -----------   -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                9,741         1,521        (3,199)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                      9,800         8,279        11,478
                                    -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                      $    19,541   $     9,800   $     8,279
                                    ===========   ===========   ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

YEAR ENDED DECEMBER 31,                    1998       1997       1996
                                        =========  =========  =========
                                              (Dollars in thousands)

BALANCE AT BEGINNING OF PERIOD          $ 146,293  $ 145,987  $ 144,839

ADD:
NET INCOME                                220,180    196,620    197,310
                                        ---------  ---------  ---------
                                          366,473    342,607    342,149
                                        ---------  ---------  ---------

LESS:
 DIVIDENDS:
  Cumulative Preferred stock -
   4-1/4% series                              889        889        889
   4-1/2% series                              360        360        360
   4.22%  series                              448        448        448
   4.88%  series                              488        488        488
   7.44%  series                              312        312        312
   7.50%  series                              261        261        261
   8.85%  series                              571        682        793
   7-3/4% series                              319        362        395
   8.35%  series                              472        522        572
   6.50%  series                            2,795      2,795      2,795
   Adjustable Rate, series A                1,420      1,420      1,399

  Common shares                           212,000    187,775    187,450
                                        ---------  ---------  ---------
                                          220,335    196,314    196,162
                                        ---------  ---------  ---------
BALANCE AT END OF PERIOD                $ 146,138  $ 146,293  $ 145,987
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

      DEPRECIATION AND MAINTENANCE. Northern Indiana provides depreciation on a straight-line method over the remaining service lives of the electric, gas and common properties. The approximate weighted average remaining lives for major components of electric and gas plant are as follows:



      Electric:
      --------
          Electric generation plant      24 years
          Transmission plant             26 years
          Distribution plant             25 years
          Other electric plant           24 years

      Gas:
      ----
          Gas storage plant              18 years
          Transmission plant             34 years
          Distribution plant             27 years
          Other gas plant                24 years


      The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.7% for 1998, 3.6% for 1997 and 3.7% for 1996.

      The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.4% for 1998 and 1997, and 5.3% for 1996.

      Northern Indiana follows the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to maintenance expense accounts, except for repairs of transportation and service equipment which are charged to clearing accounts and redistributed to operating expense and other accounts. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

      AMORTIZATION OF SOFTWARE COSTS. Northern Indiana has capitalized software relating to various technology functions. At the date of installation, Northern Indiana estimates that the specific software will have a useful life between five and ten years. The Federal Energy Regulatory Commission (FERC) prescribes certain amortization periods, and Northern Indiana's management has determined that, on average, these are reasonable useful life estimates for the portfolio of capitalized software. Northern Indiana includes these amortization estimates, based on useful life, in its quarterly filings with the Indiana Utility Regulatory Commission (Commission)

      COAL RESERVES. Northern Indiana has a long-term mining contract to mine its coal reserves through the year 2001. The costs of such reserves are being recovered through the rate-making process as such coal reserves are used to produce electricity.

      POWER PURCHASED. Power purchases and net interchange power with other electric utilities under interconnection agreements and wholesale power purchases are included in Cost of Energy under the caption "Power purchased."

      ACCOUNTS RECEIVABLE. At December 31, 1998, Northern Indiana had sold $100 million of its accounts receivable under a sales agreement which expires May 31, 2002. The December 31, 1998 and 1997 accounts receivable balances include approximately $11.6 million and $5.4 million respectively, due from associated companies.

      COMPREHENSIVE INCOME. Northern Indiana adopted SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. This statement established standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 did not impact Northern Indiana's consolidated financial statements for the periods presented.

      STATEMENT OF CASH FLOWS. For purposes of the Consolidated Statement of Cash Flows, Northern Indiana considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                                                   1998      1997      1996
                                                 ========  ========  ========
                                                    (Dollars in thousands)

Income taxes                                     $135,145  $104,809  $ 73,631

Interest, net of amounts capitalized             $ 71,645  $ 75,085  $ 78,268


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

      GAS COST ADJUSTMENT CLAUSE. All metered gas sales rates contain an adjustment factor which reflects the increases and decreases in the cost of purchased gas, contracted gas storage and storage transportation charges.
The gas cost adjustment factor is subject to a quarterly hearing by the Commission and remains in effect for a three-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. Northern
Indiana records any under-recovery or over-recovery as a current asset or current liability until such time it is billed or refunded to its customers. Northern Indiana's gas cost adjustment factor includes a gas cost incentive mechanism (GCIM) which allows Northern Indiana to share any cost savings or cost increases with customers based on a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. See Note 3, FERC Order No. 636 for a discussion of gas transition cost charges.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in December 1998 and 1997 the estimated replacement cost of gas in storage (current and non-current) at December 31, 1998 and 1997 exceeded the stated LIFO cost by approximately $34 million and $42 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Pursuant to agreement, effective July 1, 1996, Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NIPSCO Industries Management Services Company (NIMSC), a wholly-owned subsidiary of Industries.

      The costs of these services are charged to Northern Indiana based on payroll and expenses incurred by NIMSC's employees for the benefit of Northern Indiana. These costs which totaled $21.4 million for the year 1998, $28.8 million for the year 1997 and $17.4 million for the six-month period ended December 31, 1996, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amount of $20.8 million, $10.2 million and $17.3 million, representing 6.8%, 2.2% and 4.1% of Northern Indiana's total gas costs for years 1998, 1997 and 1996, respectively.

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

      As of December 31, 1998, Northern Indiana had open futures and option contracts representing hedges of natural gas sales of 2.6 billion cubic feet
(Bcf) and natural gas purchases of 2.3 Bcf. The net deferred gain on these commodity-based derivative financial instruments as of December 31, 1998 was not material.

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

      In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF Issue 98-10). EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. Northern Indiana adopted EITF Issue 98-10 on January 1, 1999 and the adoption did not have a significant impact on its financial position or results of operations

      In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for the capitalization of certain costs related to computer software developed or obtained for internal use. Northern Indiana adopted SOP 98-1 on January 1, 1999 and the adoption did not have a significant impact on its financial position or results of operations.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commission and FERC. Accordingly, Northern Indiana's accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of December 31, 1998 and December 31, 1997, the regulatory assets identified below represent probable future revenue to Northern Indiana associated with certain incurred costs as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:

                                                December 31,   December 31,
                                                    1998           1997
                                                =============  =============
                                                    (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 14)                                 $      42,962  $      46,426
Unamortized R. M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation  (See below)                62,329         66,546
Bailly scrubber carrying charges and
 deferred depreciation (See below)                      8,945          9,880
Deferral of SFAS No. 106 expense not
 recovered (Note 8)                                    78,367         83,965
FERC Order No. 636 transition costs (Note 4)           22,093         28,744
Regulatory income tax asset, net (Note 6)              21,635          9,664
                                                -------------  -------------
                                                      236,331        245,225
                                                -------------  -------------
Less: Current portion of regulatory assets             32,609         39,260
                                                -------------  -------------
                                                $     203,722  $     205,965
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

      At January 1, 1996 a pretax rate of 5.5% for all construction was being used; effective January 1, 1997 the rate remained at 5.5%; and effective January 1, 1998, the rate increased to 5.75%.

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

(3) FERC ORDER NO. 636: Since December 1993, Northern Indiana has paid approximately $138.2 million of interstate pipeline transition costs to pipeline suppliers to reflect the impact of FERC Order No. 636. Northern Indiana expects that additional transition costs will not be significant. The Commission has approved the recovery of these FERC-allowed transition costs on a volumetric basis from sales and transportation customers. Regulatory assets, in amounts corresponding to the costs recorded but not yet collected, have been recorded to reflect the ultimate recovery of these costs.

(4)   ENVIRONMENTAL MATTERS:

      GENERAL. The operations of Northern Indiana are subject to extensive and evolving federal, state, and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect Northern Indiana's operations as they relate to impacts on air, water and land.

      SUPERFUND.  Because Northern Indiana is a "potentially responsible party"
(PRP), under Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), at several waste disposal sites as well as at former manufactured-gas plant sites which it, or its corporate predecessors, owned and operated, it may be required to share in the costs of clean up of such sites. Northern Indiana instituted a program to investigate former manufactured-gas plant sites where it is the current or former owner which investigation has identified twenty -four of these sites. Initial sampling has been conducted at seventeen sites. Follow-up investigations have been conducted at eleven sites and remedial measures have been selected at five sites. Northern Indiana intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

      In an effort to recover a portion of the remediation costs to be incurred at he manufactured gas plants, Northern Indiana approached various companies that provided insurance coverage which Northern Indiana believed covered costs costs related to actions taken and to be taken at former manufactured-gas plant sites. Northern Indiana has filed claims in Indiana state court against various insurance companies, seeking coverage for costs associated with several manufactured-gas plant sites and damages for alleged misconduct by some of the insurance companies. Northern Indiana has received cash settlements from several insurance companies. Additionally, Northern Indiana has settled other actions against other companies relating to cost sharing and management of the investigation and remediation of several former manufactured-gas plant sites at which Northern Indiana and such companies or their predecessors were operators or owners.

      As of December 31, 1998, Northern Indiana has recorded a reserve of $19 million to cover probable corrective actions. Northern Indiana's ultimate liability in connection with those sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, and the extent of corrective actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other PRP's, will not have a significant impact on its financial position or results of operations.

      CLEAN AIR ACT. The Clean Air Act Amendments of 1990 (CAAA) impose limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx) which become fully effective in 2000. All of Northern Indiana's facilities are already in compliance with the sulfur dioxide limits. Northern Indiana has already taken most of the steps necessary to meet the nitrogen oxide limits.

      The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants and other air pollutants (including
NOx as discussed below), which may require significant capital expenditures for control of these emissions. Until specific rules have been issued that affect Northern Indiana's facilities, Northern Indiana cannot predict what these requirements will be or the costs of complying with these potential requirements.

      NITROGEN OXIDES. During 1998, the Environmental Protection Agency (EPA) issued a final rulemaking, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from industrial and utility boilers to lower regional transport of ozone under the non-attainment provisions of the CAAA. According to the rule, the State of Indiana has until September 1999 to issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including industry, labor, cities and towns and chambers of commerce. Northern Indiana will participate in the legal challenge as a member of a utility industry group. Any resulting NOx emission limitations could be more restrictive than those imposed on electric utilities under the Acid Rain NOx reduction program described above. Northern Indiana is evaluating the EPA's final rule and any potential requirements that could result from the final rule as implemented by the State of Indiana. Northern Indiana believes that the costs relating to compliance with the new standards may be substantial, but such costs are dependent upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana will continue to closely monitor developments in this area.

      The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. The revised standards could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond measures discussed above. Certain implementation proposals, which are not yet final, would target coal-fired utilities in the Midwest and South, including Indiana, for more substantial reductions than other areas and other sources of emissions. Final implementation methods will be set by the EPA as well as state regulatory authorities. Northern Indiana believes that the costs relating to compliance with the new standards may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new standards on its operations will not be known for some time.

      CARBON DIOXIDE. Initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide and other by-products of burning fossil fuels. Reduction of such emissions could result in significant capital outlays or operating expenses to Northern Indiana.

      CLEAN WATER ACT AND RELATED MATTERS. Northern Indiana's wastewater and water operations are subject to pollution control and water quality control regulations, including those issued by the EPA and the State of Indiana.

      Under the Federal Clean Water Act and Indiana's regulations, Northern Indiana must obtain National Discharge Elimination System (NPDES) permits for water discharges from various water discharges from various facilities, including electric generating and water treatment stations. These facilities either have permits for their water discharge or they have applied for renewals of any expiring permits. These permits continue in effect pending review of the current applications.

(5) INCOME TAXES: Northern Indiana uses the liability method of accounting for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities.

      To the extent certain deferred income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets are primarily attributable to undepreciated AFUDC-equity and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities are primarily attributable to Northern Indiana's obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal income tax rate currently being credited to ratepayers using the average rate assumption method and unamortized deferred investment tax credits.

      Northern Indiana joins in the filing of consolidated tax returns with Industries and currently pays to Industries its separate return tax liability as defined in the Tax Sharing Agreement between Industries and its subsidiaries.

      The components of the net deferred income tax liability at December 31, 1998 and 1997 are as follows:

                                              1998           1997
                                          ===========    ===========
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $   748,189    $   729,153
 AFUDC-equity                                  33,029         35,282
 Adjustment clauses                            14,322         33,829
 Other regulatory assets                       29,721         31,844
 Reacquisition premium on debt                 16,293         17,607

Deferred tax assets -
 Deferred investment tax credits              (35,154)       (37,869)
 Removal costs                               (157,728)      (144,111)
 Other postretirement/postemployment
  benefits                                    (48,208)       (43,680)
 Other, net                                    (2,112)        (5,132)
                                          -----------    -----------
                                              598,352        616,923
Less: Deferred income taxes related to
 current assets and liabilities               (10,583)        13,987
                                          -----------    -----------
Deferred income taxes - noncurrent        $   608,935    $   602,936
                                          ===========    ===========


      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                                1998       1997       1996
                                             =========  =========  =========
                                                  (Dollars in thousands)

Current income taxes -
 Federal                                     $ 140,364  $ 108,902  $  77,947
 State                                          20,156     16,816     12,314
                                             ---------  ---------  ---------
                                               160,520    125,718     90,261
                                             ---------  ---------  ---------
Deferred income taxes, net -
 Federal                                       (30,290)    (7,998)    23,817
 State                                          (2,284)      (416)     2,300
                                             ---------  ---------  ---------
                                               (32,574)    (8,414)    26,117
                                             ---------  ---------  ---------
Deferred investment tax credits, net            (7,160)    (7,205)    (7,327)
                                             ---------  ---------  ---------
   Total utility income taxes                  120,786    110,099    109,051

Income tax applicable to non-operating
 activities and income of subsidiaries          (1,937)    (3,536)      (936)
                                             ---------  ---------  ---------
 Total income taxes                          $ 118,849  $ 106,563  $ 108,115
                                             =========  =========  =========


      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                                1998       1997       1996
                                             =========  =========  =========
                                                  (Dollars in thousands)

Net income                                   $ 220,180  $ 196,620  $ 197,310
Add - Income taxes                             118,849    106,563    108,115
                                             ---------  ---------  ---------
Net Income before income taxes               $ 339,029  $ 303,183  $ 305,425
                                             =========  =========  =========
Amount derived by multiplying pretax
 income by statutory rate                    $ 118,660  $ 106,114  $ 106,899

Reconciling items multiplied by the
 statutory rate:
  Book depreciation over related tax
   depreciation                                  3,992      4,072      4,621
  Amortization of deferred investment tax
   credits                                      (7,160)    (7,205)    (7,327)
  State income taxes, net of federal income
   tax benefit                                  10,817     10,247     10,240
  Reversal of deferred taxes provided at
   rates in excess of the current federal
   income tax rate                              (4,384)    (6,151)    (6,644)
  Other, net                                    (3,076)      (514)       326
                                             ---------  ---------  ---------
    Total income taxes                       $ 118,849  $ 106,563  $ 108,115
                                             =========  =========  =========


(6) PENSION PLAN: Industries has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The change in the benefit obligation for 1998 and 1997 is as follows:

                                     1998         1997
                                  =========    =========
                                  (Dollars in thousands)

Benefit obligation at beginning   $ 843,049    $ 732,870
 of year (January 1,)
Service cost                         15,347       13,325
Interest cost                        58,336       55,920
Plan amendments                      14,655       25,096
Actuarial loss                       37,248       67,975
Benefits paid                       (54,362)     (52,137)
                                  ---------    ---------
Benefit obligation at end of
 the year (December 31,)          $ 914,273    $ 843,049
                                  =========    =========


      The change in the fair value of the plan's assets for years 1998 and 1997 is as follows:

                                     1998         1997
                                  =========    =========
                                  (Dollars in thousands)

Fair value of plan assets at      $ 896,950    $ 782,162
 beginning of year January 1,)
Actual return on plan's assets       82,547      122,537
Employer contributions               33,300       44,388
Benefits paid                       (54,362)     (52,137)
                                  ---------    ---------
Plan assets at fair value at
 end of the year (December 31,)   $ 958,435    $ 896,950
                                  =========    =========


      The plan's assets are invested primarily in common stocks, bonds and notes.

      The plan's funded status as of December 31, 1998 and December 31, 1997 is as follows:

                                     1998         1997
                                  =========    =========
                                  (Dollars in thousands)

Plan assets in excess of          $  44,162    $  53,901
 benefit obligation
Unrecognized net actuarial loss     (16,162)     (51,191)
Unrecognized prior service cost      55,761       45,502
Unrecognized transition amount
 being recognized over
 seventeen years                     27,442       32,930
                                  ---------    ---------
Prepaid pension costs             $ 111,203    $  81,142
                                  =========    =========


      The benefit obligation is the present value of future pension benefit payments and is based on the plan benefit formula which considers expected future salary increases. Discount rates of 7.0% and rates of increase in compensation levels of 4.5% were used to determine the benefit obligations at December 31, 1998 and 1997.

      The long-term portion of prepaid pension cost amounts for 1998 and 1997 are included in "Prepayments and other" in the Consolidate Balance Sheet.

      The following items are the components of provisions for pensions for the years ended December 31, 1998, 1997 and 1996:

                                                 1998       1997       1996
                                              =========  =========  =========
                                                   (Dollars in thousands)

Service costs                                 $  15,347  $  13,325  $  15,877
Interest costs                                   58,337     55,921     52,788
Expected return on plan assets                  (80,329)   (70,482)   (62,844)
Amortization of transition obligation             5,488      5,488      5,488
Amortization of prior service cost                4,397      3,329      2,455
                                              ---------  ---------  ---------
                                              $   3,240  $   7,581  $  13,764
                                              =========  =========  =========


      Assumptions used in the valuation and determination of 1998, 1997 and 1996 pension expense were as follows:

                                                 1998      1997      1996
                                                ======    ======    ======

Discount rate                                    7.00%     7.75%     7.25%
Rate of increase in compensation levels          4.50%     5.50%     5.50%
Expected long-term rate of return on assets      9.00%     9.00%     9.00%


(7) POSTRETIREMENT BENEFITS: Northern Indiana provides certain health care and life insurance benefits for retired employees. Substantially all of Northern Indiana's employees may become eligible for those benefits if they reach retirement age while working for Northern Indiana. The expected cost of such benefits is accrued during the employees' years of service.

      Northern Indiana's rate-making had historically included the cost of providing these benefits based on the related insurance premiums. On
December 30, 1992, the Commission authorized the accrual method of accounting for postretirement benefits for rate-making purposes consistent with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," and authorized the deferral of the differences between the net periodic postretirement benefit costs and the insurance premiums paid for such benefits as a regulatory asset. On June 11, 1997, the Commission issued an order approving the inclusion of accrual-based postretirement benefit costs in the rate-making process to be effective February 1, 1997 for electric rates and March 1, 1997 for gas rates. These costs include an amortization of the existing regulatory asset consistent with the remaining amortization period for the transition obligation. Northern Indiana discontinued its cost deferral and began amortizing its regulatory asset concurrent with these dates.

      The following table sets forth the change in the plan's accumulated postretirement benefit obligation (APBO)as of December 31, 1998 and 1997:


                                     1998         1997
                                  =========    =========
                                  (Dollars in thousands)

Accumulated postretirement        $ 195,003    $ 194,937
 benefit obligation at
 beginning of year (January 1,)
Service cost                          3,314        3,068
Interest cost                        13,685       14,523
Plan amendments                           0        4,015
Actuarial (gain)loss                  6,260      (12,534)
Benefits paid                       (11,183)      (9,006)
                                  ---------    ---------
Accumulated postretirement
 benefit obligation at
 end of the year (December 31,)   $ 207,079    $ 195,003
                                  =========    =========


      The change in the fair value of the plan assets for the years 1998 and 1997 is as follows:

                                     1998         1997
                                  =========    =========
                                  (Dollars in thousands)

Fair value of plan assets at      $   2,400    $       0
 beginning of year (January 1,)
Actual return on plan assets          1,103            0
Employer contributions                9,301       11,406
Participant contributions             1,282            0
Benefits paid                       (11,183)      (9,006)
                                  ---------    ---------
Plan assets at fair value at
 end of the year (December 31,)   $   2,903    $   2,400
                                  =========    =========


      Following is the funded status for postretirement benefits as of December 31, 1998 and 1997:

                                     1998         1997
                                  =========    =========
                                  (Dollars in thousands)

Funded status                     $(204,176)   $(192,603)
Unrecognized net actuarial gain     (90,700)     (99,262)
Unrecognized prior service cost       3,458        3,737
Unrecognized transition amount
 being recognized over
 twenty years                       150,466      161,214
                                  ---------    ---------
Accrued liability for
 postretirement benefits          $(140,952)   $(126,914)
                                  =========    =========

      A discount rate of 7%, a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5%; a discount rate of 7%, and a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5%, were used to determine the APBO at December 31, 1998 and 1997, respectively.

      Net periodic postretirement benefit costs, before consideration of the rate-making discussed above, for the years ended December 31, 1998, 1997 and 1996 include the following components:

                                                 1998       1997       1996
                                              =========  =========  =========
                                                    (Dollars in thousands)

Service costs                                 $   3,314  $   3,068  $   5,853
Interest costs                                   13,685     14,523     17,973
Expected return on plan assets                     (216)         0          0
Amortization of transition obligation
 over twenty years                               10,748     10,747     11,348
Amortization of prior service cost                  279        279          0
Amortization of actuarial gain                   (5,786)    (5,778)      (497)
                                              ---------  ---------  ---------
                                              $  22,024  $  22,839   $ 34,677
                                              =========  =========  =========


      Assumptions used in the determination of 1998, 1997 and 1996 net periodic postretirement costs were as follows:

                                                 1998      1997      1996
                                                ======    ======    ======

Discount rate                                    7.00%     7.75%     7.25%
Rate of increase in compensation increase        4.50%     5.50%     5.00%
Assumed annual rate of increase in health
 care benefits                                   8.00%     8.00%     9.00%
Assumed ultimate trend rate                      5.00%     6.00%     6.00%


      The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at December 31, 1998 by approximately $25.8 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $2.4 million for the year ended December 31, 1998. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at December 31, 1998, by approximately $20.0 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $1.9 million for the year ended December 31, 1998. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(9)  PREFERRED STOCKS, REDEEMABLE SOLELY AT OPTION OF NORTHERN INDIANA (SEE
NOTE 8):

      The redemption prices at December 31, 1998 for the cumulative preferred stock of Northern Indiana, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, are as follows:

                                                       Redemption
                                                          Price
                 Series                                Per Share
=============================================          ==========
Cumulative preferred stock - $100 par value -

 4-1/4%                                                 $ 101.20
 4-1/2%                                                 $ 100.00
 4.22%                                                  $ 101.60
 4.88%                                                  $ 102.00
 7.44%                                                  $ 101.00
 7.50%                                                  $ 101.00

Cumulative preferred stock - no par value -

 Adjustable rate (6.00% at December 31, 1998),
  Series A (stated value $50 per share)                 $  50.00


(10)  REDEEMABLE PREFERRED STOCKS (SEE NOTE 9):

      The redemption prices at December 31, 1998, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, are as follows:

                                                  Sinking Fund Or Mandatory
Series      Redemption Price Per Share              Redemption Provisions
======     ============================        ==============================
Cumulative preferred stock - $100 par value -

 8.85%     $100.74, reduced periodically       12,500 shares on or before
                                                April 1.

 8.35%     $103.44, reduced periodically       3,000 shares on or before
                                                July 1; increasing to 6,000
                                                shares beginning in 2004;
                                                noncumulative option to
                                                double amount each year.

 7-3/4%    $104.06, reduced periodically       2,777 shares on or before
                                                December 1; noncumulative
                                                option to double amount
                                                each year.

Cumulative preferred stock - no par value -

 6.50%     $100.00 on October 14, 2002         430,000 shares on
                                                October 14, 2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 1998 for each of the four years subsequent to December 31, 1999 are as follows:

Year Ending December 31,
========================

2000         $ 1,827,700
2001         $ 1,827,700
2002         $ 1,827,700
2003         $ 1,827,700


(11) COMMON SHARE DIVIDEND: Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At December 31, 1998, Northern Indiana had approximately $146.1 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(12) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, all of Northern Indiana's common shares are owned by Industries.

      On December 16, 1997, the Industries Board of Directors authorized a two- for-one stock split of Industries' common shares. The stock split was paid February 20, 1998, to shareholders of record at the close of business on January 30, 1998. All references to number of common shares reported for the period including per share amounts and stock option data of Industries' common shares reflect the two-for-one stock split as if it had occurred at the beginning of the earliest period.

(13) LONG-TERM INCENTIVE PLAN: Industries has two long-term incentive plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan), and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 5.0 million of Industries' common shares to key employees through April 1998 and April 2004, respectively. At December 31, 1998, there were 3,244,700 shares reserved for future awards under the 1994 Plan. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at December 31, 1998. Under the Plans, the exercise price of each option equals the market price of Industries' common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      Stock appreciation rights (SARs) may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, Industries' common shares, or a combination thereof. There were no SARs outstanding at December 31, 1998. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1997 and 1998 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 534,666, 542,666 and 524,000 restricted shares outstanding at December 31, 1998, 1997 and 1996, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against net income for restricted stock awards was $0.8 million $0.7 million and $0.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts.

                             Year Ended December 31,
                          ------------------------------
                            1998       1997       1996
                          ========   ========   ========
                              (Dollars in thousands)

Net Income:
 As reported              $220,180   $196,620   $197,310
 Pro forma                $219,058   $195,770   $196,663


      The fair value of each option granted as used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 1998, 1997 and 1996, respectively: Risk-free interest rate of 5.70%, 6.29% and 6.39%, expected dividend yield of $0.67, $0.87 and $0.84 per share; expected option term of five and one-quarter years for 1998 and 1997 and five years for 1996; and expected volatility of 12.7% for 1998 and 1997 and 13.2% for 1996. The weighted average fair value of options granted to all plan participants was $4.28, $2.66 and $2.50 for the years ended December 31, 1998, 1997 and 1996, respectively. There were 607,000, 553,600 and 556,600 non-qualified stock options granted to all plan participants for the years ended December 31, 1998, 1997 and 1996, respectively.

(14) LONG-TERM DEBT: The sinking fund requirements of long-term debt outstanding at December 31, 1998 (including the maturity of first mortgage bonds: Series T, 7-1/2%, due April 1, 2002; the medium-term notes due from March 20, 2000 to July 8, 2003; and Pollution Control Note, Series A, City of Michigan City 5.70%, due October 1, 2003), for each of the four years subsequent to December 31, 1999 are as follows:

Year Ending December 31,
========================

2000        $158,000,000
2001        $ 19,000,000
2002        $ 59,000,000
2003        $130,000,000


      Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums are being deferred and amortized. These premiums are not earning a return during the recovery period.

      Northern Indiana's Indenture, securing the first mortgage bonds issued by Northern Indiana, constitutes a direct first mortgage lien upon substantially all property and franchises owned by Northern Indiana, other than expressly excepted property.

      On May 28, 1997, Northern Indiana was authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes.
As of December 31, 1998, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

(15) CURRENT PORTION OF LONG-TERM DEBT: At December 31, 1998 and 1997, Northern Indiana's current portion of long-term debt due within one year was as follows:

                                                 December 31,   December 31,
                                                     1998           1997
                                                 ============   ============
                                                    (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 First mortgage bonds -
  Series P, 6-7/8% - due October 1, 1998         $          0   $     14,509
 Medium-term notes -
  Interest rates of 5.83% and 5.95% with a
   weighted average interest rate of 5.86%
   and maturities between April 6, 1998
   and April 13, 1998                                       0         35,000
 Sinking funds due within one year                      2,000          1,500
                                                 ------------   ------------
 Total current portion of long-term debt         $      2,000   $     51,009
                                                 ============   ============


(16) SHORT-TERM BORROWINGS: Northern Indiana makes uses of commercial paper to fund short-term working capital requirements.

      In September 1998, Northern Indiana entered into a five-year $100 million revolving credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days upon the request of Northern Indiana and agreement by the banks. Under these agreements, Northern Indiana may borrow funds at a floating rate of interest or, at Northern Indiana's request under certain circumstances, a fixed rate of interest for a short term period. These agreements provide financing flexibility to Northern Indiana and may be used to support the issuance of commercial paper. At December 31, 1998, there were no borrowings outstanding under either of these agreements. Concurrently with entering into such agreements, Northern Indiana terminated its then existing revolving credit agreement which would otherwise have terminated on August 19, 1999.

      In addition, Northern Indiana has $14.2 million in lines of credit which run to May 31, 1999. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. Northern Indiana has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees which are mutually satisfactory to both parties. As of December 31, 1998, there were no borrowings under these lines of credit. The lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of December 31, 1998 and 1997, $40.5 million and $47.5 million of borrowings, respectively, were outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At December 31, 1998 and 1997, there were no borrowings outstanding under this facility.

      At December 31, 1998 and 1997, Northern Indiana's short-term borrowings were as follows:

                                                 December 31,   December 31,
                                                     1998           1997
                                                 ============   ============
                                                    (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Commercial paper -
  Weighted average interest rate of 5.62%
   at December 31, 1998                          $     85,600   $     71,500
 Notes payable -
  Interest rates between 5.83%
   and 5.95% with a weighted average
   interest rate of 5.86% and various
   maturities between April 11, 1999
   January 21, 1999                                    40,500         47,500
                                                 ------------   ------------
 Total short-term borrowings                     $    126,100   $    119,000
                                                 ============   ============


(17) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NIPSCO Development Company, Inc., a subsidiary of Industries, at a current annual rental payment of approximately $3.4 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998:

Year Ending December 31,     (Dollars in thousands)
========================     ======================

1999                                $   3,939
2000                                    3,286
2001                                    3,055
2002                                    3,055
2003                                    3,055
Later years                            30,088
                                    ---------
Total minimum payments required     $  46,478
                                    =========


      The consolidated financial statements include rental expense for all operating leases as follows:

Year Ending December 31,     (Dollars in thousands)
========================     ======================

1998                                $   9,391
1997                                $   7,675
1996                                $   9,249


(18) COMMITMENTS: Northern Indiana estimates that approximately $802 million will be expended for construction purposes for the period from January 1, 1999 to December 31, 2003. Substantial commitments have been made by Northern Indiana in connection with this program.

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

      During 1995, Northern Indiana entered into a ten year agreement with IBM to perform all data center, application development and maintenance, and desktop management. Annual fees under this agreement are estimated at $20 million.

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

      The carrying values and estimated fair values of Northern Indiana's financial instruments are as follows:

                            December 31, 1998         December 31, 1997
                         ----------------------    ----------------------
                          Carrying   Estimated      Carrying   Estimated
                           Amount    Fair Value      Amount    Fair Value
                         ==========  ==========    ==========  ==========
                                       (Dollars in thousands)

Cash and cash
 equivalents             $   19,541  $   19,541    $    9,800  $    9,800
Investments              $      251  $      251    $      256  $      256
Long-term debt
 (including current
  portion)               $1,079,959  $1,137,657    $1,130,505  $1,128,851
Preferred stock          $  139,379  $  136,316    $  141,792  $  135,317


      Northern Indiana is subject to regulation and gain or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(21) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The following table shows the basic steel industry percentage of gas revenue (including transportation services) and electric revenue for 1998, 1997 and 1996.

Basic Steel Industry                                1998     1997     1996
====================                               ======   ======   ======

Gas revenue percent                                   4 %      5 %      2 %
Electric revenue percent                             17 %     20 %     22 %


(22)  QUARTERLY FINANCIAL DATA:

The following data summarize certain operating results for each of the quarters of 1998 and 1997:

            1998 Quarters Ended   March 31    June 30   Sept. 30   Dec. 31
                                 ========== ========== ========== ==========
                                            (Dollars in thousands)

Operating revenues               $  458,916 $  370,470 $  383,285 $  435,932
Operating expenses and taxes        372,782    310,164    311,247    352,261
                                 ---------- ---------- ---------- ----------
Operating income                     86,134     60,306     72,038     83,671
Other income (deductions)              (608)    (1,268)    (1,061)      (652)

Interest charges                     19,752     19,236     19,748     19,644
                                 ---------- ---------- ---------- ----------
Net income                           65,774     39,802     51,229     63,375

Dividend requirements on
 preferred stock                      2,116      2,077      2,072      2,070
                                 ---------- ---------- ---------- ----------
Balance available for
 common shares                   $   63,658 $   37,725 $   49,157 $   61,305
                                 ========== ========== ========== ==========

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
                                 ========== ========== ========== ==========

(23) BUSINESS SEGMENTS: Northern Indiana adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" during 1998. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements and disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                                                          Adjust-
1998                        Gas     Electric    Other     ments      Total
----                     --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $572,485  $1,076,118  $      0  $      0  $1,648,603
Other income (deductions)$  1,396  $      549  $ (5,383) $   (151) $   (3,589)
Depreciation and
 amortization            $ 71,707  $  156,840  $      0  $      0  $  228,547
Income before interest
 and utility income
 taxes                   $ 59,364  $  365,516  $ (5,554) $     20  $  419,346
Assets                   $775,305  $2,483,566  $393,078  $      0  $3,651,949
Capital expenditures     $ 58,544  $  123,579  $      0  $      0  $  182,123

                                                          Adjust-
1997                        Gas     Electric    Other     ments      Total
----                     --------  ----------  --------   --------  ----------
                                      (Dollars in thousands)

Operating revenues       $735,299  $1,017,083  $      0  $      0  $1,752,382
Other income (deductions)$    823  $      618  $ (4,695) $   (405) $   (3,659)
Depreciation and
 amortization            $ 69,182  $  153,843  $      0  $      0  $  223,025
Income before interest
 and utility income
 taxes                   $ 80,255  $  312,405  $ (4,838) $   (262) $  387,560
Assets                   $833,106  $2,507,905  $333,903  $      0  $3,674,914
Capital expenditures     $ 59,219  $  115,012  $      0  $      0  $  174,231

                                                          Adjust-
1996                        Gas     Electric    Other     ments      Total
----                     --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $731,874  $1,022,231  $      0  $      0  $1,754,105
Other income (deductions)$    355  $      897  $   (575) $   (437) $      240
Depreciation and
 amortization            $ 65,101  $  146,444  $      0  $      0  $  211,545
Income before interest
 and utility income
 taxes                   $ 89,316  $  301,525  $   (556) $   (456) $  389,829
Assets                   $867,891  $2,575,995  $330,394  $      0  $3,774,280
Capital expenditures     $ 51,563  $  146,660  $      0  $      0  $  198,223


      The following table reconciles total reportable segment income before interest and utility income taxes to Northern Indiana's consolidated net income for each of the years ending 1998, 1997 and 1996 is as follows:

                                                   1998      1997      1996
                                                ========= ========= =========
                                                    (Dollars in thousands)
                                                <C)
Income before interest and utility income taxes $ 419,346 $ 387,560 $ 389,829
Interest                                           78,380    80,841    83,468
Utility income taxes                              120,786   110,099   109,051
                                                --------- --------- ---------
Net Income                                      $ 220,180 $ 196,620 $ 197,310
                                                ========= ========= =========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   EXECUTIVE OFFICERS OF THE REGISTRANT
                   ------------------------------------
                              Years with
                              Northern
     Name               Age    Indiana       Offices Held in Past 5 Years
=====================   ====  ==========  ==================================

Gary L. Neale           59        9       Chairman, President and Chief
                                           Executive Officer since March 1993.
                                           President and Chief Operating
                                           Officer prior thereto.

Stephen P. Adik         55       11       Executive Vice President and Chief
                                           Financial Officer since April 1997.
                                           Executive Vice President and Chief
                                           Financial Officer, Finance and
                                           Administration from April 1996 to
                                           March 1997.  Executive Vice
                                           President and Chief Financial
                                           Officer from April 1994 to March
                                           1996.  Senior Vice President
                                           and General Manager, Finance and
                                           Accounting prior thereto.

Patrick J. Mulchay      57       36       President and Chief Operating
                                           Officer since February 1999.
                                           Executive Vice President and Chief
                                           Operating Officer from July 1996 to
                                           January 1999.  Executive Vice
                                           President and Chief Operating
                                           Officer, Electric from January
                                           1994 to June 1996.  Vice President
                                           and General Manager, Gas Operations
                                           prior thereto.

Jeffrey W. Yundt        53       19       Executive Vice President since July
                                           1996.  Executive Vice President
                                           and Chief Operating Officer, Gas
                                           from January 1994 to June 1996.
                                           Vice President and General Manager,
                                           Energy Distribution prior thereto.

Jerry L. Godwin         56        4       Vice President and General Manager,
                                           Electric Supply since July 1996.
                                           Vice President, Electric Supply
                                           from November 1994 to June 1996.

Peggy H. Landini        46        1       Vice President, Commercial
                                           Operations since August 1998.  Vice
                                           President, Sales and Customer
                                           Service from April 1998 to August
                                           1998.

Robert W. Schacht       48       26       Vice President, Distribution
                                           Operations since July 1996.  Vice
                                           President, Gas Service and Sales
                                           from January 1994 to June 1996.
                                           Director, West Region prior
                                           thereto.

Francis P. Girot, Jr.   54       21       Treasurer since March 1990.

David J. Vajda          43       21       Controller since July 1996.
                                           Director, Strategic and Business
                                           Planning from January 1996 to June
                                           June 1996.  Auditor prior thereto.

Nina M. Rausch          55       21       Secretary since July 1992.

Mark D. Wyckoff         36        1       Assistant Secretary since April
                                           1998.




      Throughout the past five years, each of the executive officers has been continuously active in the business of Northern Indiana except as follows:
Prior to October 31, 1994, Jerry L. Godwin was Senior Vice President, Wholesale Marketing and Power Supply of Public Service Company of New Mexico; prior to April 1, 1998, Peggy H. Landini was Director, Customer Service of Louisville Gas & Electric Company; and prior to April 8, 1998, Mark D. Wyckoff was an officer of Industries (he continues to service that company as Vice President, Human Resources and Assistant Secretary) and of various subsidiaries of Industries.

      The following chart gives information about incumbent directors of Northern Indiana. All of Northern Indiana's directors are also directors of Industries. Upon recommendation of the Nominating and Compensation Committee of the Board of Directors has nominated for re-election as directors Ian M. Rolland and John W. Thompson, each for a term of three years to be voted upon at the annual meeting of common shareholders of Industries to be held April 14, 1999.

                                                            Has Been
Name, Age and Principal Occupations for Past                Director
Five Years and Present Directorships Held                     Since
============================================               ==========

DIRECTORS WHOSE TERMS EXPIRE IN 1999

 Ian M. Rolland, 65-Director of Lincoln National              1978
  Corporation, Fort Wayne, Indiana, an insurance and
  financial services firm and Wells Fargo & Company.
  Prior to his 1998 retirement as executive officer
  of Lincoln National Corporation, Mr. Rolland served
  as Chairman and Chief Executive Officer.

 Edmund A. Schroer, 71-Retired March 1, 1993 as Chairman,     1977
  President and Chief Executive Officer of Industries and
  Chairman and Chief Executive Officer of Northern Indiana.

 John W. Thompson, 49-General Manager-IBM Americas of IBM     1993
  Corporation, White Plains, New York.  IBM is a worldwide
  corporation, whose offerings include services, software
  systems, products and technologies.  Mr. Thompson is
  also a director of Fortune Brands Inc.

DIRECTORS WHOSE TERMS EXPIRE IN 2000

 Arthur J. Decio, 68-Chairman of the Board and Director       1991
  of Skyline Corporation, Elkhart, Indiana, a manufacturer
  of manufactured housing and recreational vehicles.  Mr.
  Decio is also a director of Quality Dining, Inc.

 Gary L. Neale, 59-Chairman, President and Chief Executive    1991
  Officer of Industries and of Northern Indiana since
  March 1, 1993; prior thereto, Executive Vice President
  of Industries, and President and Chief Operating Officer
  of Northern Indiana.  Mr. Neale is also a director of
  Modine Manufacturing Company and Chicago Bridge and
  Iron Company.

 Robert J. Welsh, 63-Chairman and Chief Executive Officer     1988
  of Welsh, Inc., Merrillville, Indiana, a marketer of
  petroleum products through convenience stores and travel
  centers.

DIRECTORS WHOSE TERMS EXPIRE IN 2001

 Steven C. Beering, 66-President of Purdue University,        1986
  West Lafayette, Indiana.  Dr. Beering is also a
  director of Arvin Industries, Inc., American United
  Life Insurance Company, Eli Lilly and Company and
  Veridian Corporation, Inc.

 Denis E. Ribordy, 69-Vice Chairman of the Chicago Motor      1981
  Club, Chicago, Illinois; retired President of Ribordy
  Drugs, Inc., Merrillville, Indiana, a retail drugstore
  chain.

 Carolyn Y. Woo, 44-Gillen Dean and Siegfried Professor,      1997
  College of Business Administration, University of Notre
  Dame, South Bend, Indiana.  Dr. Woo is also a director
  of Bindley Western Industries, Inc. and AON Corporation.


ITEM 11.  EXECUTIVE COMPENSATION.

      SUMMARY. The following table summarizes all annual and long-term compensation for services to Industries and its subsidiaries, including Northern Indiana, for the years 1998, 1997 and 1996 awarded to, earned by or paid to the Chief Executive Officer of Industries during 1998 and the four other most highly compensated officers of Industries (Named Officers).

SUMMARY COMPENSATION TABLE
                                                Annual Compensation (1)
                                        -----------------------------------
                                                                    Other
                                                                    annual
                                                                    compen-
                                               Salary     Bonus     sation
Name and principal position             Year    ($)      ($)(2)     ($)(3)
===========================             ====  ========  ========   ========

Gary L. Neale, Chairman,                1998   561,250   345,000     7,073
 President and Chief                    1997   520,000   390,000     6,711
 Executive Officer                      1996   460,000   236,624     5,161

Stephen P. Adik, Senior                 1998   268,750   148,500     2,202
 Executive Vice President, Chief        1997   250,000   171,250     2,575
 Financial Officer and Treasurer        1996   205,000    84,952     9,103

Patrick J. Mulchay, Executive           1998   225,000   148,350     1,412
 Vice President, President and          1997   210,000   150,675       851
 Chief Operating Officer - Northern     1996   175,000    72,520     1,614
 Indiana Public Service Company

Jeffrey W. Yundt, Executive             1998   225,000   124,200     6,348
 Vice President and Chief               1997   210,000   143,850     8,905
 Executive Officer - Bay State          1996   175,000    75,520     1,671
 Gas Company

Joseph L. Turner, Senior Vice           1998   195,000   205,838(6)  2,203
 President                              1997   180,000   113,675(6)  1,175
                                        1996   160,000   182,958     5,144

                                             Long Term Compensation
                                             ----------------------
                                             Awards          Payouts
                                          -------------------- --------
                                               Secur-   Long-Term
                                               ities     In-        All
                                               Under-    centive   other
                                               lying     Plan      compen-
                                               Options/  Payouts   sation
Name and principal position             Year   SARs(#)   ($)(4)     ($)(5)
===========================             ====  ========  ========  =======

Gary L. Neale, Chairman,                1998    50,000   415,251   31,704
 President and Chief                    1997    50,000         0   42,993
 Executive Officer                      1996    50,000   567 188   40,129

Stephen P. Adik, Senior                 1998    20,000   207,626    5,324
 Executive Vice President, Chief        1997    20,000         0    5,673
 Financial Officer and Treasurer        1996    20,000   283,594    5,919

Patrick J. Mulchay, Executive           1998    20,000         0    6,666
 Vice President, President and          1997    20,000         0    7,506
 Chief Operating Officer - Northern     1996    20,000   283,594    7,717
 Indiana Public Service Company

Jeffrey W. Yundt, Executive             1998    20,000         0    3,485
 Vice President, President and          1997    20,000         0    3,693
 Chief Executive Officer-Bay State      1996    20,000   283,594    3,824
 Gas Company

Joseph L. Turner, Senior                1998    10,000         0    6,948
 Vice President                         1997     8,000         0    7,599
                                        1996    10,000   283,594    8,100

  (1) Compensation deferred at the election of Named Officer is reported in the category and year in which such compensation was earned.

  (2) All bonuses are paid pursuant to the Senior Management Incentive Plan (Bonus Plan), except for a portion of the Bonus Plan paid to Joseph
      L. Turner, which is described in Note 6. The Bonus Plan is designed to supplement a conservative base salary with incentive bonus payments if targeted financial performance is attained. The 1998 target aggregate payout for the Bonus Plan for the Named Officers was $974,825, which was more than the actual aggregate payout for the Named Officers.

  (3) In accordance with applicable Securities and Exchange Commission rules, the amounts shown for each of the Named Officers do not include perquisites and other personal benefits, as the aggregate amount of such benefits is less than the lesser of $50,000 and 10% of the total salary and bonus of such Named Officer.

  (4) The payouts shown are based on the value, at date of vesting, of restricted shares awarded under Industries' 1988 and 1994 Long-Term Incentive Plans (Incentive Plans) which vested during the years shown. Vesting was based on meeting certain performance requirements. Total restricted shares held (assuming 100% vesting) and aggregate market value at December 31, 1998 (based on the average of the high and low sale prices of the Common Shares on that date as reported in "The
      Wall Street Journal") for the Named Officers were as follows: Mr. Neale, 128,000 shares valued at $3,860,006; Messrs. Adik, Mulchay and Yundt, 50,000 shares, each valued at $1,507,815; and Mr. Turner, 29,645 shares (includes 5,645 shares purchased pursuant to the PE
      Plan described in footnote 6) valued at $893,984. Dividends on the restricted shares were paid to the Named Officers.

  (5) The Chairman, President, and Chief Executive Officer, the
      Executive Vice Presidents and certain Vice Presidents of Industries and Northern Indiana have available to them a supplemental life insurance plan which provides split-dollar coverage of up to 3.5 times base compensation as of commencement of the plan in 1991 and could provide life insurance coverage after retirement if there is adequate cash value in the respective policy. "All other Compensation" represents Industries contributions to the 401(k) Plan and the dollar value of the benefit to the Named Officers under the supplemental life insurance plan, as follows: Mr. Neale-$1,066 401(k) Plan, $27,411 premium value and $3,228 term insurance cost; Mr. Adik - $1,110 401(k) Plan, $3,252 premium value and $962 term insurance cost; Mr. Mulchay, $362 401(k) Plan, $5,269 premium value and $1,035 term insurance cost; Mr. Yundt, $2,754 premium value and $731 term insurance cost and Mr. Turner - $5,253 premium value and $1,695 term insurance cost. The value of the life insurance premiums paid by Industries in excess of term insurance cost on behalf of the Named Officers under the supplemental life insurance plan has been restated for all periods in accordance with the present value interest-free loan method.

  (6) Joseph L. Turner is also President of Primary Energy, Inc., a subsidiary of Industries, and participates in the Primary Energy Incentive Plan ("PE Plan"). The PE Plan provides for a bonus based on meeting certain financial performance criteria of Primary Energy. Under the PE Plan, $93,023 of Mr. Turner's bonus for 1998 was used to purchase Common Shares of Industries on or about February 26, 1999, the date of payment of the bonus. In 1997, $41,043 of Mr. Turner's bonus under the PE Plan was used to purchase Common shares of Industries on or about February 27, 1998, the date of payment of the bonus. The PE Plan provides that the Common Shares are restricted for a period of five years, subject to continued employment, except that they vest earlier in the event of the employee's retirement, death or disability.


      OPTION GRANTS IN 1998. The following table sets forth grants of options to purchase Common Shares made during 1998 to the Named Officers. No stock appreciation rights were awarded during 1998.

OPTION/SAR/GRANTS IN LAST FISCAL YEAR
Individual Grants

                     Number
                     of
                     Secu-     Percent of
                     rities    Total
                     Under-    Options/
                     lying     SARs                               Grant
                     Options/  granted to  Exercise               Date
                     SARs      Employees   or Base                Present
                     Granted   in Fiscal   Price      Expiration  Value
Name                 (#)(1)    Year (2)    ($/Sh)(3)  Date        ($) (4)
===================  ========  ==========  =========  ==========  ========

Gary L. Neale         50,000     8.2%       $ 29.22    08/25/08   $214,000
Stephen P. Adik       20,000     3.3%         29.22    08/25/08     85,600
Patrick J. Mulchay    20,000     3.3%         29.22    08/25/08     85,600
Jeffrey W. Yundt      20,000     3.3%         29.22    08/25/08     85,600
Joseph L. Turner      10,000     1.6%         29.22    08/25/08     42,800


  (1) All options granted in 1998 are fully exercisable commencing one year from the date of grant. Vesting may be accelerated as a result of certain events relating to a change in control of Industries. The exercise price and tax withholding obligation related to exercise may be paid by delivery of already owned Common Shares or by reducing the number of Common Shares received on exercise, subject to certain conditions.

  (2) Based on an aggregate of 607,000 options granted to all employees in 1998.

  (3) All options were granted at the average of high and low sale prices of the Common Shares as reported in "The Wall Street Journal" on the date of grant.

  (4) Grant date present value is determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model were as follows: volatility-13.09% (calculated using daily Common Share prices for the twelve-month period preceding the date of grant); risk-free rate of return-5.29% (the rate for a ten-year U.S. treasury); dividend yield-$0.96; option term-ten years; vesting-100% one year after date of grant; and an expected option term of 5.4 years. No assumptions relating to non-transferability or risk of forfeiture were made. Actual gains, if any, on option exercises and Common Shares are dependent on the future performance of the Common Shares and overall market condition. There can be no assurance that the amounts reflected in this table will be achieved.


      OPTION EXERCISE IN 1998. The following table sets forth certain information concerning the exercise of options or stock appreciation rights ("SARs") during 1998 by each of the Named Officers and the number and value of unexercised options and SARs at December 31, 1998.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES
                                                Number of Securities
                     Shares                    Underlying Unexercised
                    Acquired                   Options/SARs at Fiscal
                       on        Value              Year-End (#)
                    Exercise    Realized    ----------------------------
     Name             (#)         ($)       Exercisable    Unexercisable
==================  ========   ==========   ===========    =============

Gary L. Neale         80,000   $1,266,871       260,000           50,000
Stephen P. Adik       11,200      232,400       152,000           20,000
Patrick J. Mulchay         0            0       134,000           20,000
Jeffrey W. Yundt           0            0       152,000           20,000
Joseph L. Turner      12,000      163,437        65,000           10,000

                                               Value of Unexercised
                                             In-the-money Options/SARs
                                              at Fiscal Year-End($) (1)
                                            ----------------------------
     Name                                   Exercisable    Unexercisable
================                            ===========    =============

Gary L. Neale                                $3,405,470       $   46,875
Stephen P. Adik                               2,352,687           18,750
Patrick J. Mulchay                            1,971,662           18,750
Jeffrey W. Yundt                              2,352,687           18,750
Joseph L. Turner                                887,156            9,375



(1) Represents the difference between the option exercise price and $30.16, the average of high and low sale prices of the Common Shares on December 31, 1998, as reported in "The Wall Street Journal."


      LONG-TERM INCENTIVE PLAN AWARDS IN 1998. The following table sets forth restricted shares awarded pursuant to the Long-Term Incentive Plan during 1998 to each of the Named Officers.

LONG-TERM STOCK INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                      Number of   Performance     Estimated Future Payouts
                       Shares,     or Other            Under Non-Stock
                        Units       Period            Price-Based Plans
                      or Other      Until       ----------------------------
                       Rights     Maturation    Threshold   Target   Maximum
     Name                (#)       or Payout         (#)        (#)      (#)
==================   ==========   ===========   =========   ======   =======

Gary L. Neale          20,000      2 years           0      20,000    20,000
Stephen P. Adik        10,000      2 years           0      10,000    10,000
Patrick J. Mulchay     10,000      2 years           0      10,000    10,000
Jeffrey W. Yundt       10,000      2 years           0      10,000    10,000
Joseph L. Turner            0            0           0           0         0


      The restrictions on shares awarded during 1998 lapse two years from the date of grant. The vesting of the restricted shares is variable from 0% to 100% of the number awarded, based upon meeting certain specific financial performance objectives. There is a two-year holding period for the shares after the restrictions lapse.

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


      The credited years of service for each of the Named Officers, pursuant to the Supplemental Plan, are as follows: Gary L. Neale - 24 years; Stephen
P. Adik - 20 years; Patrick J. Mulchay - 36 years; Jeffrey W. Yundt - 19 years; and Joseph L. Turner - 27 years.

      Upon their retirement, regular employees and officers of Industries and its subsidiaries which adopt the plan (including directors who are also full-time officers) will be entitled to a monthly pension in accordance with the provisions of Industries' pension plan, originally effective as of January 1, 1945. The directors who are not and have not been officers of Industries are not included in the pension plan. The pensions are payable out of a trust fund established under the pension plan with The Northern Trust Company, trustee. The trust fund consists of contributions made by Industries and the earnings of the fund. Over a period of years the contributions are intended to result in over-all actuarial solvency of the trust fund. The pension plan of Industries has been determined by the Internal Revenue Service to be qualified under Sections 401 of the Internal Revenue Code of 1986, as amended (the "Code").

      Pension benefits are determined separately for each participant. The formula for a monthly payment for retirement at age 65 is 1.7% of average monthly compensation multiplied by years of service (to a maximum of 30 years) plus 0.6% of average monthly compensation multiplied by years of service over
30. Average monthly compensation is the average for the 60 consecutive highest paid months in the employee's last 120 months of service. Covered compensation is defined as wages reported as W-2 earnings (up to a limit set forth in the Code and adjusted periodically) plus any salary reduction contributions made under the 401(k) Plan, minus any portion of a bonus in excess of 50% of base pay, and any amounts paid for unused vacation time and vacation days carried forward from prior years. The benefits listed in the Pension Plan table are not subject to any deduction for Social Security or other offset amounts.

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

      CHANGE IN CONTROL AND TERMINATION AGREEMENTS. The Board of Directors of Industries has authorized Change in Control and Termination Agreements ("the Agreements") with Mr. Neale and the Vice Presidents of Industries (including each of the Named Officers) (each such person being an "executive").
Industries believes that these Agreements and related shareholder rights protections are in the best interests of the shareholders, to insure that in the event of extraordinary events, totally independent judgment is enhanced to maximize shareholder value. The Agreements, which are terminable upon three years' notice, provide for the payment of three times then current annual base salary and target incentive bonus compensation and the continuation of certain employee benefits for a period of 36 months ("the Severance Period"), and a pro rata portion of the executive's targeted incentive bonus for the year of termination. These benefits are payable if the executive terminates employment for "Good Reason" or is terminated by the company for any reason other than "Good Cause" within twenty-four months following certain changes in control. Each of these Agreements also provides for payment of these benefits if the executive voluntarily terminates employment during a specified period within the twenty-four months following the change in control.

      The executive would receive benefits from Industries that would otherwise be earned during the Severance Period under Industries' Supplemental Plan and qualified retirement plans. All stock options held by the executive would become immediately exercisable upon the date of termination of employment, and the restrictions would lapse on all restricted shares awarded to the executive. If any penalty tax under the Code is imposed on the payment of amounts under the contracts, Industries would increase the payment to the extent necessary to compensate the executive for the imposition of such tax.

      During the Severance Period, the executive and spouse would continue to be covered by applicable health or welfare plans of Industries. If the executive died during the Severance Period, all amounts payable to the executive would be paid to a named beneficiary. No amounts would be payable under the Agreements if the executive's employment were terminated by Industries for Good Cause (as defined in the Agreements).

      The Agreement with Mr. Neale also provides for the same severance payments as above described in the event his employment is terminated at any time by Industries (other than for Good Cause) or due to death or disability, or if he voluntarily terminates employment with Good Reason (as defined in the Agreements).

      COMPENSATION OF DIRECTORS. Each director who is not receiving a salary from Industries is paid $20,000 per year, $3,000 annually per standing committee on which the director sits, $1,000 annually for each committee chairmanship, $1,000 for each Board meeting attended and $750 per committee meeting attended. Directors of Industries do not receive any additional compensation for services as a director of any Industries subsidiary, including Northern Indiana. Under a deferred compensation arrangement, directors may have their fees deferred in the current year and credited to an interest-bearing account or to a phantom stock account for payment in the future.

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

      Industries' Nonemployee Director Stock Incentive Plan provides for grants of restricted Common Shares to nonemployee directors of Industries. Initial grants were made in 1992, following shareholder approval of the plan, at the level of 500 shares for each year of service as a director, and 2,000 restricted Common Shares have been granted to each nonemployee director elected or reelected since that date. A grant of 2,000 shares will be made in the future to each person, other than an employee of Industries, who is elected or reelected as a director of Industries. The grants of restricted shares vest in 20% annual increments, with full vesting five years after the date of award. In 1998, 2,000 restricted Common Shares were granted to Drs. Beering and Woo and Mr. Ribordy under this plan.

      Industries' Nonemployee Director Restricted Stock Unit Plan, which was adopted by the Board in December 1998 and made effective as of January 1, 1999, is a phantom stock plan that provides for grants to nonemployee directors of restricted stock units that have a value related to Industries' Common Shares. Each nonemployee director will receive an initial grant of 500 units in April 1999, and subsequent grants of 500 units will be made annually to nonemployee directors upon election or re-election to the Board. The grants of units vest in 20% annual increments, with full vesting five years after the date of award, and the units have no voting or stock ownership rights.

      Industries has adopted a Directors' Charitable Gift Program for nonemployee directors. Under the program, Industries makes a donation to one or more eligible tax-exempt organizations as designated by each eligible director. Industries contributes up to an aggregate of $125,000 for each nonemployee directors who has served as a director of Industries for at least five years and up to an additional $125,000 (for an overall aggregate of $250,000) for each nonemployee director who has served ten years or more. Organizations eligible to receive a gift under the program include charitable organizations and educational institutions located in Indiana and educational institutions that the director attended or for which he or she serves on its governing board. Individual directors derive no financial benefit from the program, as all deductions relating to the charitable donations accrue solely to Industries. All current nonemployee directors are eligible to participate in the program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) The Financial Statements filed herewith as part of this report on Form 10-K are listed on the Index to Financial Statements under Item 8 on pages 17 and 18.

         (2)  The following is a list of the Financial Statements
              Schedule filed herewith as part of this report on Form 10-K:

Schedule                                                Page of
Number                    Description                  1998 10-K
=========     =================================       ===========

   II         Valuation and Qualifying Accounts          63-65


         (3) Exhibit - The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 66-68.

     (b)  Reports on Form 8-K:  None

PART IV

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                     Twelve Months Ended December 31, 1998
                            (Dollars in thousands)

        COL.A           COL.B          COL.C              COL.D       COL.E
--------------------   -------  --------------------  ------------  --------

                                     Additions         Deductions
                                --------------------  for Purposes
                       Balance  Charged to  Charged    for which    Balance
                       Jan. 1,   Costs and  to Other    Reserves    Dec. 31,
    Description          1998    Expenses   Accounts  were Created    1998
====================   =======  ==========  ========  ============  ========

Reserves Deducted
 In Consolidated
 Balance Sheet From
 Assets To Which
 They Apply:
  Reserve for
   accounts
   receivables         $ 4,524  $    9,060  $      0  $   9,126     $ 4,458

Reserves Classified
 Under Reserve
 Section of
 Consolidated
 Balance Sheet:
  Injuries and
   damages reserve     $ 5,592  $    4,000  $      0  $   3,052     $ 6,540
  Environmental
   reserves            $18,764  $    5,203  $      0  $   5,189     $18,778
  Miscellaneous
   operating
   reserves            $ 3,558  $        0  $      0  $      43     $ 3,515


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

Date      March 25, 1999       By          /s/ Gary L. Neale
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

/s/    Gary L. Neale          Chairman, President, Principal
---------------------------    Executive Officer and Director
       Gary L. Neale

/s/    Stephen P. Adik        Executive Vice President and
---------------------------    Principal Financial Officer
       Stephen P. Adik

/s/    David J. Vajda         Controller and Principal
---------------------------    Accounting Officer
       David J. Vajda

/s/    Steven C. Beering      Director
---------------------------
       Steven C. Beering

/s/    Arthur j. Decio        Director                          March 25, 1999
---------------------------
       Arthur J. Decio

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

/s/    Carolyn Y. Woo         Director
---------------------------
       Carolyn Y. Woo



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
