Form 10-Q
period 1999-03-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1999-05-14
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1999

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

      As of April 30, 1999, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                                     PART 1.
                              FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheets of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NiSource Inc.) and subsidiaries as of March 31, 1999, and December 31, 1998, and the related consolidated statements of income, retained earnings and cash flows for the three and twelve month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of March 31, 1999, and December 31, 1998, and the results of their operations and their cash flows for the three and twelve month periods ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
April 28, 1999


CONSOLIDATED BALANCE SHEETS

                                              March 31,    December 31,
ASSETS                                          1999           1998
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $156,433 AND $149,426 RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,171,978   $  4,154,060
  Gas                                          1,280,268      1,272,483
  Common                                         361,077        364,822
                                            ------------   ------------
                                               5,813,323      5,791,365
    Less - Accumulated depreciation
     and amortization                          2,849,548      2,804,720
                                            ------------   ------------
      Total Utility Plant                      2,963,775      2,986,645
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                       519            519
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        23,330         19,541
 Accounts receivable, less reserve of
  $7,395 and $4,458, respectively (Note 2)       131,120        104,445
 Gas cost adjustment clause (Note 2)                   0         44,044
 Materials and supplies, at average cost          53,854         51,554
 Electric production fuel, at average cost        25,179         32,402
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         19,639         50,859
 Prepayments and other                            36,624         31,056
                                            ------------   ------------
      Total Current Assets                       289,746        333,901
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      202,964        203,722
 Prepayments and other (Note 5)                  124,771        127,162
                                            ------------   ------------
      Total Other Assets                         327,735        330,884
                                            ------------   ------------
                                            $  3,581,775   $  3,651,949
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS
                                              March 31,    December 31,
CAPITALIZATION AND LIABILITIES                  1999           1998
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized 75,000,000 shares,
  issued and outstanding
  73,282,258 shares (Note 11)              $     859,488   $    859,488
 Additional paid-in capital                       12,524         12,524
 Retained earnings (see accompanying
  statement) (Note 10)                           158,465        146,138
                                            ------------   ------------
 Common shareholder's equity                   1,030,477      1,018,150
 Cumulative preferred stocks,
  (excluding amounts due within one
  year) (Note 7)
   Series without mandatory redemption
    provisions (Note 8)                           81,116         81,116
   Series with mandatory redemption
    provisions (Note 9)                           56,435         56,435
 Long-term debt excluding amounts due
  within one year (Note 13)                    1,072,072      1,077,959
                                            ------------   ------------
      Total Capitalization                     2,240,100      2,233,660
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 14)                                   8,000          2,000
 Short-term borrowings (Note 15)                  18,000        126,100
 Accounts payable                                103,824        142,414
 Dividends declared on common and
  preferred stocks                                56,103         63,101
 Customer deposits                                20,911         20,178
 Taxes accrued                                   153,396         88,401
 Interest accrued                                 17,010          9,118
 Gas cost adjustment clause                        5,196              0
 Fuel adjustment clause                            4,023          6,279
 Accrued employment costs                         35,042         44,223
 Other accruals                                   33,609         28,546
                                            ------------   ------------
      Total Current Liabilities                  455,114        530,360
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 4)                  604,497        608,935
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 4)                                        90,911         92,693
 Deferred credits                                 50,082         48,084
 Accrued liability for postretirement
  benefits (Note 6)                              129,909        127,115
 Other noncurrent liabilities                     11,162         11,102
                                            ------------   ------------
      Total Other Liabilities                    886,561        887,929
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 16 and 17)
                                            $  3,581,775   $  3,651,949
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENT OF INCOME

                                 Three Months            Twelve Months
                                Ended March 31,          Ended March 31,
                            ----------------------   ----------------------
                               1999        1998         1999        1998
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2 and 20)
  Gas                       $  246,703  $  218,730   $  600,458  $  648,355
  Electric                     259,883     240,186    1,095,815   1,011,445
                            ----------  ----------   ----------  ----------
                               506,586     458,916    1,696,273   1,659,800
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     137,966     123,170      335,829     378,871
 Fuel for electric
  generation                    58,298      55,594      253,353     235,734
 Power purchased                16,782       3,647       55,125      31,961
                            ----------  ----------   ----------  ----------
                               213,046     182,411      644,307     646,566
                            ----------  ----------   ----------  ----------
Operating Margin               293,540     276,505    1,051,966   1,013,234
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     67,655      62,103      251,472     261,589
  Maintenance (Note 2)          18,253      16,694       66,861      68,209
  Depreciation and
   amortization (Note 2)        58,138      56,520      230,165     224,293
  Taxes (except income)         20,719      19,137       73,809      70,732
                            ----------  ----------   ----------  ----------
                               164,765     154,454      622,307     624,823
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes          128,775     122,051      429,659     388,411
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 4)                       39,700      35,917      124,569     109,009
                            ----------  ----------   ----------  ----------
Operating Income                89,075      86,134      305,090     279,402
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                       (1,071)       (608)      (4,052)     (3,858)
                            ----------  ----------   ----------  ----------
Interest:
 Interest on long-term debt     16,720      17,850       68,542      71,060
 Other interest                    857         849        4,532       5,218
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,035       1,053        4,166       4,204
                            ----------  ----------   ----------  ----------
                                18,612      19,752       77,240      80,482
                            ----------  ----------   ----------  ----------
Net Income                      69,392      65,774      223,798     195,062

Dividend requirements on
 preferred shares                2,065       2,116        8,284       8,488
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   67,327  $   63,658   $  215,514  $  186,574
                            ==========  ==========   ==========  ==========
Dividends declared          $   55,000  $   46,000   $  221,000  $  189,775
                            ==========  ==========   ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                     Three Months       Twelve Months
                    Ended March 31,     Ended March 31,
                  ------------------- -------------------
                     1999      1998      1999      1998
                  ========= ========= ========= =========
                          (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD           $ 146,138 $ 146,293 $ 163,951 $ 167,152

ADD:
 Net income          69,392    65,774   223,798   195,062
                  --------- --------- --------- ---------
                    215,530   212,067   387,749   362,214
                  --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series        222       222       889       889
   4-1/2% series         91        91       360       360
   4.22%  series        113       113       448       448
   4.88%  series        122       122       488       488
   7.44%  series         77        77       312       312
   7.50%  series         66        66       261       261
   8.85%  series        138       166       543       654
   7-3/4% series         70        81       308       352
   8.35%  series        113       125       460       509
   6.50%  series        698       698     2,795     2,795
   Adjustable
    Rate,
    Series A            355       355     1,420     1,420
Common shares        55,000    46,000   221,000   189,775
                  --------- --------- --------- ---------
                     57,065    48,116   229,284   198,263
                  --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD        $ 158,465 $ 163,951 $ 158,465 $ 163,951
                  ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Three Months
                                                        Ended March 31,
                                                   ------------------------
                                                      1999          1998
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   69,392    $   65,774

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        58,138        56,520
  Deferred federal and state income
   taxes, net                                         (26,784)      (26,666)
  Deferred investment tax credits, net                 (1,781)       (1,782)
  Advance contract payment                                475           475
  Change in certain assets and liabilities  -
   Accounts receivable, net                           (26,675)       (3,722)
   Electric production fuel                             7,223        (2,404)
   Materials and supplies                              (2,300)       (1,314)
   Natural gas in storage                              31,220        27,563
   Accounts payable                                   (29,839)      (16,531)
   Taxes accrued                                       84,387        78,658
   Fuel adjustment clause                              (2,256)        1,568
   Gas cost adjustment clause                          49,240        50,064
   Accrued employment costs                            (9,181)      (13,824)
   Other accruals                                       5,063        (3,163)
  Other, net                                           11,917         4,912
                                                   ----------    ----------
    Net cash provided by operating activities         218,239       216,128
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (33,473)      (33,310)
  Other, net                                           (8,927)       (9,350)
                                                   ----------    ----------
    Net cash used in investing activities             (42,400)      (42,660)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Net change in short-term debt                      (108,100)     (100,500)
  Cash dividends paid on common shares                (62,000)      (55,000)
  Cash dividends paid on preferred shares              (2,063)       (2,114)
  Other, net                                              113           121
                                                   ----------    ----------
    Net cash used in financing activities            (172,050)     (157,493)
                                                   ----------    ----------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                   3,789        15,975

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   19,541         9,800
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   23,330    $   25,775
                                                   ==========    ==========

                                                        Twelve Months
                                                        Ended March 31,
                                                   ------------------------
                                                      1999          1998
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  223,798    $  195,062

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       230,165       224,293
  Deferred federal and state operating
   income taxes, net                                  (32,692)      (27,065)
  Deferred investment tax credits, net                 (7,159)       (7,193)
  Advance contract payment                              1,900         1,900
  Change in certain assets and liabilities  -
   Accounts receivable, net                           (32,647)       12,078
   Electric production fuel                            (3,938)        2,891
   Materials and supplies                               1,126         1,760
   Natural gas in storage                              (1,322)       (3,493)
   Accounts payable                                     2,939       (30,186)
   Taxes accrued                                       29,848        36,842
   Fuel adjustment clause                               5,134        11,819
   Gas cost adjustment clause                          41,652        48,388
   Accrued employment costs                            (2,229)          709
   Other accruals                                       2,721       (21,215)
  Other, net                                           (9,875)        9,620
                                                   ----------    ----------
    Net cash provided by operating activities         449,421       456,210
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (176,786)     (162,120)
  Other, net                                           (1,272)      (12,077)
                                                   ----------    ----------
    Net cash used in investing activities            (178,058)     (174,197)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                              500       139,000
  Net change in short-term debt                          (500)     (151,500)
  Retirement of long-term debt                        (51,509)      (67,247)
  Retirement of preferred shares                       (2,413)       (2,407)
  Cash dividends paid on common shares               (212,000)     (187,775)
  Cash dividends paid on preferred shares              (8,341)       (8,505)
  Other, net                                              455          (497)
                                                   ----------    ----------
     Net cash used in financing activities           (273,808)     (278,931)
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  (2,445)        3,082

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   25,775        22,693
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   23,330    $   25,775
                                                   ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NiSource Inc. formerly NIPSCO Industries, Inc. (NiSource) was incorporated in Indiana on September 22, 1987 and became the parent of Northern Indiana Public Service Company (Northern Indiana) on March 3, 1988. NIPSCO Industries, Inc. changed it name to NiSource Inc.
on April 14, 1999 to reflect its new direction as a multi-state supplier of energy and water resources and related services. Northern Indiana is a public utility operating company supplying electricity and gas to the public in the northern third of Indiana.

      Northern Indiana is subject to regulation with respect to rates, accounting and certain other matters which are governed by the Indiana Utility Regulatory Commission (IURC) and the Federal Energy Regulatory Commission (FERC), collectively called the "Commissions."

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BASIS OF PRESENTATION. The Consolidated Financial Statements include the accounts of Northern Indiana and subsidiaries, after elimination of all significant intercompany items. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

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

      Electric:
      --------
          Electric generation plant      24 years
          Transmission plant             26 years
          Distribution plant             25 years
          Other electric plant           24 years

      Gas:
      ----
          Gas storage plant              18 years
          Transmission plant             34 years
          Distribution plant             27 years
          Other gas plant                24 years

      The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.7% for the three-month and twelve-month periods ended March 31, 1999 and was 3.6% for the three-month and twelve-month periods ended March 31, 1998.

      The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.4% for the three-month and twelve-month periods ended March 31, 1999 and March 31, 1998.

      Northern Indiana follows the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

      ACCOUNTING FOR COMPUTER SOFTWARE COSTS. External and incremental internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of the project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years which the FERC prescribes as reasonable useful life estimates for capitalized software.

      COAL RESERVES. The costs of reserves under a long-term mining contract to mine coal reserves through the year 2001 are being recovered through the rate-making process as such coal reserves are used to produce electricity.

      ACCOUNTS RECEIVABLE. At March 31, 1999, $100 million of accounts receivable have been sold under a sales agreement which expires on May 31, 2002. The March 31, 1999 and December 31, 1998 accounts receivable balances include approximately $12.0 million and $11.6 million, respectively, due from associated companies.

      COMPREHENSIVE INCOME. Northern Indiana adopted SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. This statement established standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this statement did not impact Northern Indiana's consolidated financial statements for the periods presented.

      STATEMENTS OF CASH FLOWS. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:


                    Three Months        Twelve Months
                   Ended March 31,      Ended March 31,
                 ------------------   ------------------
                   1999      1998       1999      1998
                 ========  ========   ========  ========
                          (Dollars in thousands)

Income taxes     $     46  $     20   $135,171  $104,829

Interest, net of
 amounts
 capitalized     $  9,320  $  7,534   $ 73,431  $ 75,811


      FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. Under-recovery or over-recovery is recorded as a current asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three-month period.

      GAS COST ADJUSTMENT CLAUSE. All metered gas sales rates contain an adjustment factor, which reflects the increases and decreases in the cost of purchased gas, contracted gas storage and storage transportation. The gas cost adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three-month period. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. Any under-recovery or over-recovery is recorded as a current asset or current liability until such time it is billed or refunded to its customers. Northern Indiana's gas cost adjustment factor includes a gas cost incentive mechanism (GCIM) which allows for the sharing of any cost savings or cost increases with customers based upon a comparison of actual gas supply portfolio cost to a market-based benchmark price.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in March 1999 and December 1998, the estimated replacement cost of gas in storage (current and non-current) at March 31, 1999 and December 31, 1998 exceeded the stated LIFO cost by $21.5 million and $33.7 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Management Services Company, formerly NIPSCO Industries Management Services Company (NIMSC), a wholly-owned subsidiary of NiSource.

      The costs of these services are charged to Northern Indiana based upon payroll costs and expenses incurred by NIMSC employees for the benefit of Northern Indiana. These costs, which totaled $4.8 million and $19.2 million for the three-month and twelve-month periods ended March 31, 1999, respectively, and totaled $7.0 million and $27.2 million for the three-month and twelve-month periods ended March 31, 1998, respectively, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $3.6 million and $22.5 million represented 3.6% and 7.2% of Northern Indiana's total gas costs for the three-month and twelve-month periods ended March 31, 1999, respectively. Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $1.9 million and $9.1 million, which represented 2.2% and 2.0% of Northern Indiana's total gas costs for the three-month and twelve-month periods ended March 31, 1998, respectively.

      Northern Indiana subleases a portion of its office facilities to affiliated companies for a monthly fee, which includes operating expenses, based on space utilization.

      DERIVATIVES. A variety of commodity-based derivative financial instruments are utilized to reduce (hedge) the price risk inherent in natural gas and electric operations. The gains and losses on these derivative financial instruments are deferred as assets or liabilities and are recognized in earnings concurrent with the disposition of the underlying physical commodity. In certain circumstances, a derivative financial instrument will serve to hedge the acquisition cost of natural gas injected into storage. In this situation, the gain or loss on the derivative financial instrument is deferred as part of the cost basis of gas in storage and recognized upon the ultimate disposition of the gas. If a derivative financial instrument contract is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative financial instrument is terminated for other economic reasons, any gain or loss of the termination date is deferred and recorded when the associated transaction or forecasted transaction affects earnings.

      ACCOUNTING FOR ENERGY TRADING ACTIVITIES. Energy trading contracts are accounted for in accordance with the Emerging Issues Task Force Issue
No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Effective January 1, 1999, such contracts are recorded at fair value on the balance sheet, with the changes in their fair values included in earnings. This cumulative change in accounting effective January 1, 1999 was insignificant. Such contracts are recorded at their fair value with changes in their value included in earnings (other income and deductions).

      IMPACT OF ACCOUNTING STANDARDS. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS)
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. This statement generally provides for matching of the timing of gain or loss recognition of derivative instruments designated as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings. The statement also provides that the effective portion of a hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Northern Indiana expects to adopt this statement on January 1, 2000 and is currently assessing the impact of adoption on its financial position and results of operations.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commissions. Accordingly, Northern Indiana's accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of March 31, 1999, and December 31, 1998, the regulatory assets identified below represent probable future revenues to Northern Indiana as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:


                                                 March 31,      December 31,
                                                   1999            1998
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 13)                                $      42,097   $      42,962
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                61,274          62,329
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     8,711           8,945
Deferral of SFAS No. 106 expense not
 recovered (Note 6)                                   76,968          78,367
FERC Order No. 636 transition costs                   18,864          22,093
Regulatory income tax asset, net (Note 4)             24,430          21,635
                                               -------------   -------------
                                                     232,344         236,331
Less: Current portion of regulatory assets            29,380          32,609
                                               -------------   -------------
                                               $     202,964   $     203,722
                                               =============   =============

      CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of R. M. Schahfer Units 17 and 18, Northern Indiana carrying charges and deferred depreciation were capitalized in accordance with orders of the IURC until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

      Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the IURC. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.

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

      AFUDC was calculated using a pre-tax rate of 6.0% in 1999, 5.75% in 1998 and 5.5% in 1997.

      INCOME TAXES. The liability method of accounting is used for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between book and tax bases of assets and liabilities.

(3)   ENVIRONMENTAL MATTERS:

      GENERAL. The operations of Northern Indiana are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect Northern Indiana's operations as they relate to impacts on air, water and land.

      SUPERFUND. Because Northern Indiana is a "potentially responsible party" (PRP), under Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), at several waste disposal sites as well as at former manufactured-gas plant sites which it, or its corporate predecessors, owned and operated, it may be required to share in the costs of clean up of such sites. A program was instituted to investigate former manufactured-gas plant sites where it is the current or former owner, which investigation has identified twenty-four of these sites. Initial sampling has been conducted at seventeen sites. Follow-up investigations have been conducted at twelve sites and remedial measures have been selected at five sites. Northern Indiana intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

      In an effort to recover a portion of the remediation costs to be incurred at the manufactured gas plants, various companies that provided insurance coverage which Northern Indiana believed covered costs related to actions taken and to be taken at former manufactured-gas plant sites were approached. Northern Indiana has filed claims in Indiana state court against various insurance companies, seeking coverage for costs associated with several manufactured-gas plant sites and damages for alleged misconduct by some of the insurance companies. Cash settlements have been received from several insurance companies. Additionally, agreements have been reached with other utilities relating to cost sharing and management of the investigation and remediation of several former manufactured-gas plant sites at which Northern Indiana and such utilities or their predecessors were operators or owners.

      As of March 31, 1999, a reserve of approximately $20 million has been recorded to cover probable corrective actions. The ultimate liability in connection with those sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, and the extent of corrective actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other PRP's, will not have a significant impact on its financial position or results of operations.

      CLEAN AIR ACT. The Clean Air Act Amendments of 1990 (CAAA) impose limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx) which become fully effective in 2000. All of Northern Indiana's facilities are already in compliance with sulfur dioxide limits. Northern Indiana has already taken most of the steps necessary to meet the NOx limits.

      The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants and other air pollutants (including NOx as discussed below), which may require significant capital expenditures for control of these emissions. Until specific rules have been issued that affect Northern Indiana's facilities, what these requirements will be or the costs of complying with these potential requirements cannot be predicted.

      NITROGEN OXIDES. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana, as well as some other states has until September 1999 to issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including industry, labor, cities and towns and chambers of commerce. Northern Indiana will participate in the legal challenge as a member of a utility industry group. Any resulting NOx emissions limitations could be more restrictive than those imposed on electric utilities under the Acid Rain NOx reduction program described above. Northern Indiana is evaluating the EPA's final rule and any potential requirements that could result from the final rule as implemented by the State of Indiana. Northern Indiana believes that the costs relating to compliance with the new standards may be substantial, but such costs depend upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana will continue to closely monitor developments in this area.

      The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. The revised standards could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. Northern Indiana believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new limits on its operations will not be known for some time.

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

      Under the Federal Clean Water Act and Indiana's regulations, Northern Indiana must obtain National Discharge Elimination System (NPDES) permits for water discharges from various water discharges from various facilities, including electric generating and water treatment stations. These facilities either have permits for their water discharge or they have applied for a permit renewal of any expiring permits. These permits continue in effect pending review of the current applications.

(4) INCOME TAXES: Deferred income taxes are recognized as costs in the rate-making process by the Commissions having jurisdiction over rates charged by Northern Indiana. Deferred income taxes are provided as a result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the Consolidated Financial Statements. These taxes are reversed by a debit or credit to deferred income tax expense as the temporary differences reverse. Investment tax credits have been deferred and are being amortized to income over the life of the related property.

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

      Northern Indiana joins in the filing of consolidated tax returns with NiSource and currently pays to NiSource its separate return tax liability as defined in the Tax Sharing Agreement between NiSource and its subsidiaries.

      The components of the net deferred income tax liability at March 31, 1999 and December 31, 1998 were as follows:


                                           March 31,      December 31,
                                             1999            1998
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences         $     734,275   $     735,589
 AFUDC-equity                                   32,475          33,029
 Adjustment clauses                                  0          14,322
 Other regulatory assets                        29,190          29,721
 Prepaid pension and other benefits             33,644          34,170
 Reacquisition premium on debt                  15,965          16,293

Deferred tax assets -
 Deferred investment tax credits               (34,478)        (35,154)
 Removal costs                                (161,400)       (157,728)
 Adjustment clauses                             (3,496)              0
 Other postretirement/postemployment
  benefits                                     (49,268)        (48,208)
 Other, net                                    (22,385)        (23,682)
                                         -------------   -------------
                                               574,522         598,352
Less: Deferred income taxes related to
 current assets and liabilities                (29,975)        (10,583)
                                         -------------   -------------
Deferred income taxes - noncurrent       $     604,497   $     608,935
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statement of Income were comprised of the following:


                                      Three Months          Twelve Months
                                      Ended March 31,       Ended March 31,
                                  --------------------   --------------------
                                     1999       1998        1999       1998
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  59,582  $  56,129   $ 143,817  $ 124,286
 State                                8,683      8,236      20,603     18,981
                                  ---------  ---------   ---------  ---------
                                     68,265     64,365     164,420    143,267
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                            (24,746)   (24,648)    (30,388)   (25,195)
 State                               (2,038)    (2,018)     (2,304)    (1,870)
                                  ---------  ---------   ---------  ---------
                                    (26,784)   (26,666)    (32,692)   (27,065)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,781)    (1,782)     (7,159)    (7,193)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             39,700     35,917     124,569    109,009

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (644)      (405)     (2,176)    (3,437)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  39,056  $  35,512   $ 122,393  $ 105,572
                                  =========  =========   =========  =========


      A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:


                                      Three Months          Twelve Months
                                     Ended March 31,        Ended March 31,
                                  --------------------   --------------------
                                     1999       1998        1999       1998
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  69,392  $  65,774   $ 223,798  $ 195,062
Add-Income taxes                     39,056     35,512     122,393    105,572
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $ 108,448  $ 101,286   $ 346,191  $ 300,634
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  37,957  $  35,450   $ 121,167  $ 105,222

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                     969        998       3,963      4,026
  Amortization of deferred
   investment tax credits            (1,781)    (1,782)     (7,159)    (7,193)
  State income taxes, net of
   federal income tax benefit         3,606      3,335      11,088     10,468
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                            (721)    (1,271)     (3,834)    (3,816)
  Other, net                           (974)    (1,218)     (2,832)    (3,135)
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  39,056  $  35,512   $ 122,393  $ 105,572
                                  =========  =========   =========  =========


(5) PENSION PLANS: NiSource has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The change in the benefit obligation for 1998 and 1997 was as follows:


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


      The change in the fair value of the plan's assets for years 1998 and 1997 was as follows:


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

      The plan's funded status as of 1998 and 1997 is as follows:



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
                                  =========    =========

      The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula which considers expected future salary increases. A discount rate of 7.00% and rate of increase in compensation levels of 4.5% were used to determine the benefit obligation at December 31, 1998 and December 31, 1997, respectively.

      Northern Indiana prepaid pension costs were $114.3 million at March 31, 1999, and are reported under the caption "Prepayments and Other" in the Consolidated Balance Sheet.

      The following items are the components of provisions for pensions for the three-month and twelve-month periods ended March 31, 1999 and March 31, 1998:


                    Three Months         Twelve Months
                       Ended                Ended
                      March 31,            March 31,
                 ------------------   ------------------
                   1999      1998       1999      1998
                 ========  ========   ========  ========
                          (Dollars in thousands)

Service costs    $  4,583  $  5,996  $  13,934  $ 14,855
Interest costs     15,644    21,073     52,908    60,668
Expected return
 on plan assets   (21,109)  (27,970)   (73,468)  (78,144)
Amortization of
 transition
 obligation         1,372     1,902      4,958     5,786
Amortization of
 prior service
 costs              1,385     1,525      4,257     3,942
                 --------  --------   --------  --------
                 $  1,875  $  2,526   $  2,589  $  7,107
                 ========  ========   ========  ========


      Assumptions used in the valuation and determination of 1999 and 1998 pension expense were as follows:


                                                     1999         1998
                                                     =====        =====

Discount rate                                        7.00%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Expected long-term rate of return on assets          9.00%        9.00%


(6) POSTRETIREMENT BENEFITS: Certain health care and life insurance benefits for retired employees are provided. Substantially all employees may become eligible for those benefits if they reach retirement age while working for Northern Indiana. The expected cost of such benefits is accrued during the employees' years of service. Current rates include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates.

      The following table sets forth the change in the plan's accumulated postretirement benefit obligation (APBO) as of December 31, 1998 and 1997:



                                     1998         1997
                                  =========    =========
                                  (Dollars in thousands)

Accumulated postretirement        $ 195,003    $ 194,937
 benefit obligation at
 beginning of year (January 1,)
Service cost                          3,314        3,068
Interest cost                        13,685       14,523
Plan amendments                           0        4,015
Actuarial (gain) loss                 6,260      (12,534)
Benefits paid                       (11,183)      (9,006)
                                  ---------    ---------
Accumulated postretirement
 benefit obligation at
 end of the year (December 31,)   $ 207,079    $ 195,003
                                  =========    =========



      The change in the fair value of the plan's assets for the years 1998 and 1997 was as follows:


                                     1998         1997
                                  =========    =========
                                  (Dollars in thousands)

Fair value of plan assets at      $   2,400    $       0
 beginning of year (January 1,)
Actual return on plan assets          1,103            0
Employer contributions                9,301       11,406
Participant contributions             1,282            0
Benefits paid                       (11,183)      (9,006)
                                  ---------    ---------
Plan assets at fair value at
 end of the year (December 31,)   $   2,903    $   2,400
                                  =========    =========


      Following is the funded status for postretirement benefits as of December 31, 1998 and December 31, 1997:


                                     1998         1997
                                  =========    =========
                                  (Dollars in thousands)

Funded status                     $(204,176)   $(192,603)
Unrecognized actuarial gain         (90,700)     (99,262)
Unrecognized prior service cost       3,458        3,737
Unrecognized transition amount
 being recognized over
 twenty years                       150,466      161,214
                                  ---------    ---------
Accrued liability for
 postretirement benefits          $(140,952)   $(126,914)
                                  =========    =========


      A discount rate of 7%, a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5%; a discount rate of 7%, and a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5%, were used to determine the APBO at December 31, 1998, and December 31, 1997, respectively. The accrued liability for postretirement benefits was $138.9 million at March 31, 1999.

      Net periodic postretirement benefits costs, before consideration of the rate-making discussed above, for the three-month and twelve-month periods ended March 31, 1999 and March 31, 1998 include the following components:


                     Three Months      Twelve Months
                        Ended              Ended
                       March 31,         March 31,
                   ----------------   ----------------
                     1999     1998      1999     1998
                   =======  =======   =======  =======
                         (Dollars in thousands)

Service costs      $   477  $   737   $ 3,054  $ 2,888
Interest costs       3,850    3,650    13,885   13,797
Expected return
 on plan assets        (50)     (50)     (216)     (50)
Amortization of
 transition
 obligation
 over twenty years   2,675    2,675    10,748   10,720
Amortization of
 prior service cost     75       75       279      354
Amortization of
 actuarial (gain)   (1,150)  (1,375)   (5,561)  (6,160)
                   -------  -------   -------  -------
                   $ 5,877  $ 5,712   $22,189  $21,549
                   =======  =======   =======  =======


      Assumptions used in the determination of 1999 and 1998 net periodic postretirement benefit costs were as follows:


                                                     1999         1998
                                                     =====        =====

Discount rate                                        7.00%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Assumed annual rate of increase in health
 care benefits                                       7.00%        8.00%
Assumed ultimate trend rate                          5.00%        5.00%


      The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at January 1, 1998 by approximately $25.8 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.6 million for the three-month period ended March 31,1999. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at January 1, 1999 by approximately $20.0 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.5 million for the three-month period ended March 31, 1999. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

(7) AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS OF NORTHERN INDIANA:

        2,400,000 shares - Cumulative Preferred - $100 par value 3,000,000 shares - Cumulative Preferred - no par value 2,000,000 shares - Cumulative Preference - $50 par value
                             (none outstanding)
        3,000,000 shares - Cumulative Preference - no par value
                             (none issued)

      Note 8 sets forth the preferred stocks which are redeemable solely at the option of Northern Indiana and Note 9 sets forth the preferred stocks which are subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana.

      The preferred shareholders of Northern Indiana have no voting rights, except in the event of a default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

(8) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT MARCH 31, 1999 AND DECEMBER 31, 1998 (SEE NOTE 7):


                                                                Redemption
                                                                 Price at
                                    March 31,   December 31,     March 31,
                                     1999           1998           1999
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series - 209,051 shares
 outstanding                     $     20,905   $     20,905        $101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000        $100.00

 4.22% series -  106,198 shares
  outstanding                          10,620         10,620        $101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000        $102.00

 7.44% series -   41,890 shares
  outstanding                           4,189          4,189        $101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484        $101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   March 31, 1999), Series A
   (stated value $50 per share)
   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,116   $     81,116
                                 ============   ============

      During the period April 1, 1997 to March 31, 1999 there were no additional issuances of the above preferred stocks. The foregoing preferred stocks are redeemable in whole or in part, at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(9) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT MARCH 31, 1999 AND DECEMBER 31, 1998 (SEE NOTE 7):

      Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana, excluding sinking fund payments due within one year were as follows:


                                                     March 31,   December 31,
                                                      1999           1998
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 50,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                       $      5,000   $      5,000

  7-3/4% series - 33,352 shares outstanding,
   excluding sinking fund payments due within
   one year                                              3,335          3,335

  8.35% series - 51,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                              5,100          5,100

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     56,435   $     56,435
                                                  ============   ============

      The redemption prices at March 31, 1999, as well as sinking fund provisions for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:


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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


      Sinking fund requirements with respect to redeemable preferred stocks for the next five years, not reflecting redemptions made after March 31, 1999, were as follows:


Twelve Months Ended March 31,
==================================
      (Dollars in thousands)

2000                       $ 1,828
2001                       $ 1,828
2002                       $ 1,828
2003                       $44,828
2004                       $ 1,828


      Sinking fund payments due within one year are reported under the caption "Other accruals" in the Consolidated Balance Sheets.

(10) COMMON SHARE DIVIDEND: Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At March 31, 1999, Northern Indiana had approximately $158.5 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(11) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, all of Northern Indiana's common shares are owned by NiSource.

(12) LONG-TERM INCENTIVE PLAN: NiSource has two long-term incentive plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to
5.0 million NiSource common shares to key employees through April 1998 and April 2004, respectively. The 1988 Plan, as amended and restated, and the 1994 Plan, as amended and restated, were re-approved by shareholders at NiSource's 1999 Annual Meeting of Shareholders, held April 14, 1999.

      At March 31, 1999, there were 2,495,350 shares reserved for future awards under the 1994 Plan. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at March 31, 1999. Under the Plans, the exercise price of each option equals the market price of NiSource's common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      Stock appreciation rights (SARs) may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, NiSource's common shares, or a combination thereof. There were no SARs outstanding at March 31, 1999. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant, and vesting varies from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1997 and 1998 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 537,166 and 534,666 restricted shares outstanding at March 31, 1999 and December 31, 1998, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.2 and $0.8 million and $0.2 and $0.7 million for the three-month and twelve-month periods ending March 31, 1999 and March 31, 1998, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts:


                   Three Months         Twelve Months
                      Ended                Ended
                     March 31,            March 31,
                ------------------   ------------------
                  1999      1998       1999      1998
                ========  ========   ========  ========
                        (Dollars in thousands)

Net Income:
 As reported    $ 69,392  $ 65,774   $223,798  $195,062
 Pro forma      $ 68,985  $ 65,553   $222,483  $194,198



      The fair value of each option granted as used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the twelve-month periods ended March 31, 1999 and March 31, 1998:
risk-free interest rate of 5.29% and 6.19%, respectively; expected dividend yield per share of $0.96 and $0.90, respectively; expected option term of 5.4 and 5.5 years, respectively; and expected volatilities of 13.1% and 12.2%, respectively. The weighted average fair value of options granted to all plan participants was $4.28 and $2.66 for the twelve-month periods ended March 31, 1999 and March 31, 1998, respectively. There were 607,000 and 533,600 non-qualified stock options granted to all plan participants for the twelve-month periods ended March 31, 1999 and March 31, 1998, respectively.

(13) LONG-TERM DEBT: At March 31, 1999 and December 31, 1998, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:


                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                                  March 31,   December 31,
                                                   1999           1998
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series T, 7-1/2%, due April 1, 2002           $     39,000   $     39,000
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                            94,000         94,000
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    16,500         16,500
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 2.99% weighted
  average at March 31, 1999, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 2.93% weighted average at
  March 31, 1999, due November 1, 2007               24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.15% at March 31, 1999,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.15% at March 31, 1999,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.15% at March 31, 1999,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           239,500        239,500
                                               ------------   ------------
Medium-term notes -
 Interest rates between 6.10% and 7.69% with
  a weighted average interest rate of 7.00%
  and various maturities between
 March 20, 2000 and August 4, 2027                  742,025        748,025
                                         ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,453)        (3,566)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $  1,072,072   $  1,077,959
                                               ============   ============

      The sinking fund requirements and maturities of long-term debt for the next five years were as follows as of March 31, 1999:


Twelve Months Ended March 31,
=================================
      (Dollars in thousands)

2000                     $  8,000
2001                     $152,000
2002                     $ 19,000
2003                     $ 79,000
2004                     $110,500

      Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums are being deferred and amortized. These premiums are not earning a return during the recovery period.

      Northern Indiana's Indenture, pursuant to which first mortgage bonds have been issued, constitutes a direct first mortgage lien upon substantially all of Northern Indiana's property and franchises, other than expressly excepted property.

      Northern Indiana is authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of March 31, 1999, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

(14) CURRENT PORTION OF LONG-TERM DEBT: At March 31, 1999 and December 31, 1998, Northern Indiana's current portion of long-term debt due within one year was as follows:


                                               March 31,       December 31,
                                                 1999              1998
                                             ============      ============
                                                 (Dollars in thousands)
First mortgage bonds -
 Series P, 6-7/8% - due October 1, 1998      $          0      $     14,509
Medium-term notes -
 Interest rate 6.38% and 6.45% with
  a weighted average interest rate of
  6.42% and maturities of March 20, 2000
 and March 24, 2000                                 6,000            35,000
Sinking funds due within one year                   2,000             1,500
                                             ------------      ------------
   Total current portion of long-term debt   $      8,000      $     51,009
                                             ============      ============

(15) SHORT-TERM BORROWINGS: Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days upon the request of Northern Indiana and agreements by the banks. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. As of March 31, 1999, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $14.2 million in lines of credit which run until May 31, 1999. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of March 31, 1999, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1999, there were no borrowings outstanding under these lines of credit. As of December 31, 1998, there was $40.5 million of borrowings outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1999 and December 31, 1998, there were no borrowings outstanding under this facility.

      At March 31, 1999 and December 31, 1998, Northern Indiana's short-term borrowings were as follows:


                                               March 31,       December 31,
                                                 1999              1998
                                             ============      ============
                                                 (Dollars in thousands)

Commercial paper -
 Interest rate of 4.93% at March 31, 1999    $     18,000      $     85,600
Notes payable -
 Issued at interest rates between 5.83%
  and 5.95% with a weighted average
  interest rate of 5.86% and various
  maturities between April 11, 1999 and
  January 21, 1999                                      0            40,500
                                             ------------      ------------
Total short-term borrowings                  $     18,000      $    126,100
                                             ============      ============

(16) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NiSource Development Company, Inc., formerly NIPSCO Development Company, Inc., a subsidiary of NiSource, at a current annual rental payment of approximately $3.4 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 1999:



Twelve Months Ended March 31,
=============================
   (Dollars in thousands)

2000                 $  6,084
2001                    5,114
2002                    5,000
2003                    5,000
2004                    4,837
Later years            29,324
                     --------
Total minimum
 payments required   $ 55,359
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:


                               March 31,     March 31,
                                1999           1998
                            ============   ============
                              (Dollars in thousands)

Three months ended               $ 2,666        $ 2,148
Twelve months ended              $ 9,909        $ 7,733

(17) COMMITMENTS: Northern Indiana estimates that approximately $802 million will be expended for construction purposes for the period from January 1, 1999 to December 31, 2003. Substantial commitments have been made by Northern Indiana in connection with this program.

      Northern Indiana has entered into a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and Mitsubishi Heavy Industries America, Inc., under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at its Bailly Generating Station. Services under this contract commenced on June 15, 1992 with annual charges approximating $20 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminates the agreement prior to the end of the twenty-year contract period.

      During 1995, Northern Indiana entered into a ten-year agreement with IBM to perform all data center, application development and maintenance, and desktop management. Annual fees under this agreement are estimated at $20 million.

(18) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT: A variety of commodity-based derivative financial instruments are utilized to reduce the price risk inherent in natural gas and electric operations, as well as for energy trading activities. The use of these derivative financial instruments is governed by a risk management policy, which includes as its objective that commodity-based derivative financial instruments will be used primarily for hedging. The risk management policy also governs energy trading activities and is generally designed to allow for such activities within defined risk limits.

      NATURAL GAS COMMODITY RISK MANAGEMENT. Commodity futures, options and swaps are used to hedge the impact of natural gas price fluctuations related to business activities, including price risk related to the physical location of the natural gas (basis risk). As of March 31, 1999, there were no open derivative financial instruments representing hedges of natural gas sales, natural gas purchases and inventories.

      ENERGY TRADING ACTIVITIES. Energy trading contracts, which include forwards, futures, options and swaps, are used in connection with energy trading activities and may involve the delivery of energy. The net open positions for these energy trading contracts were not significant as of March 31, 1999.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

        CASH AND CASH EQUIVALENTS. The carrying amount approximates fair value due to the short maturity of those instruments.

        INVESTMENTS. Investments are carried at cost, which approximates market value.

        LONG-TERM DEBT AND PREFERRED STOCK. The fair value of long-term debt and preferred stock is estimated using the quoted market prices for the same or similar issues or on the rates offered to Northern Indiana for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

      The carrying values and estimated fair values of financial instruments were as follows:

                               March 31, 1999          December 31, 1998
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   23,330  $   23,330   $   19,541  $   19,541
Investments                $      251  $      251   $      251  $      251
Long-term debt (including
 current portion)          $1,080,072  $1,090,634   $1,079,959  $1,137,657
Preferred stock (including
 current portion)          $  139,379  $  130,716   $  139,379  $  136,316


      Northern Indiana is subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 3% of gas revenues (including transportation services) and 17% of electric revenues for the twelve months ended March 31, 1999 as compared to 3% and 19%, respectively, for the twelve months ended March 31, 1998.

(21) BUSINESS SEGMENTS: SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was adopted during 1998. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements and disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      Northern Indiana's reportable operating segments include regulated gas and electric services. Northern Indiana supplies gas and electric services to residential, commercial and industrial customers. The other category includes gas exploration, real estate transactions, and non-utility revenues and expenses.

      Reportable segments are operations that are managed separately and meet the quantitative thresholds required by SFAS No. 131.

      Revenues for each segments are attributable to customers in the United States.

      The following tables provide information about business segments. In addition, adjustments have been made to the segment information to arrive at information included in the results of operations and financial position. These adjustments include unallocated corporate assets, revenues and expenses. The accounting policies of the operating segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

For the Three Months                                      Adjust-
Ended March 31, 1999        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $246,703  $  259,883  $      0  $      0  $  506,586
Other income (deductions)$    613  $      128  $ (1,812) $      0  $   (1,071)
Depreciation and
 amortization            $ 18,563  $   39,575  $      0  $      0  $   58,138
Income before interest
 and utility income
 taxes                   $ 55,690  $   73,826  $ (1,812) $      0  $  127,704
Assets                   $893,747  $2,688,028  $      0  $      0  $3,581,775
Capital expenditures     $  9,195  $   24,278  $      0  $      0  $   33,473

For the Three Months                                      Adjust-
Ended March 31, 1998        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $218,730  $  240,186  $      0  $      0  $  458,916
Other income (deductions)$    582  $       85  $ (1,244) $    (31) $     (608)
Depreciation and
 amortization            $ 17,753  $   38,767  $      0  $      0  $   56,520
Income before interest
 and utility income
 taxes                   $ 45,309  $   77,409  $ (1,308) $     33  $  121,443
Assets                   $922,968  $2,681,095  $      0  $      0  $3,604,063
Capital expenditures     $  9,213  $   24,097  $      0  $      0  $   33,310

For the Twelve Months                                     Adjust-
Ended March 31, 1999        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $600,458  $1,095,815  $      0  $      0  $1,696,273
Other income (deductions)$  1,428  $      592  $ (5,952) $   (120) $   (4,052)
Depreciation and
 amortization            $ 72,517  $  157,648  $      0  $      0  $  230,165
Income before interest
 and utility income
 taxes                   $ 69,746  $  361,933  $ (5,993) $    (79) $  425,607
Assets                   $893,747  $2,688,028  $      0  $      0  $3,581,775
Capital expenditures     $ 56,528  $  120,258  $      0  $      0  $  176,786

For the Twelve Months                                     Adjust-
Ended March 31, 1998        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $648,355  $1,011,445  $      0  $      0  $1,659,800
Other income (deductions)$    938  $      506  $ (5,160) $   (142) $   (3,858)
Depreciation and
 amortization            $ 69,964  $  154,329  $      0  $      0  $  224,293
Income before interest
 and utility income
 taxes                   $ 70,473  $  319,382  $ (5,286) $    (16) $  384,553
Assets                   $922,968  $2,681,095  $      0  $      0  $3,604,063
Capital expenditures     $ 54,188  $  107,932  $      0  $      0  $  162,120


      The following table reconciles total reportable segment income before interest and utility income taxes to net income for three-month and twelve-month periods ended March 31, 1999 and 1998:

                    Three Months        Twelve Months
                   Ended March 31,      Ended March 31,
                 ------------------   ------------------
                   1999      1998       1999      1998
                 ========  ========   ========  ========
                          (Dollars in thousands)

Income before
 interest and
 utility income
 taxes           $127,704  $121,443   $425,607  $384,553

Interest           18,612    19,752     77,240    80,482

Utility income
 taxes             39,700    35,917    124,569   109,009
                 --------  --------   --------  --------
Net income       $ 69,392  $ 65,774   $223,798  $195,062
                 ========  ========   ========  ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OPERATING REVENUES -

      TWELVE MONTHS ENDED MARCH 31, 1999. Total operating revenues for the twelve months ended March 31, 1999 were $36.5 million higher than for the twelve months ended March 31, 1998, representing a 2.2% increase. Gas revenues were $600.5 million, which represented a $47.9 million decrease from the comparable period for 1998. This decrease occurred mainly due to decreased sales to residential and commercial customers as a result of unusually warm weather during the fourth quarter of 1998, decreased gas cost per dekatherm
(dth) and decreased gas transition costs, partially offset by increased wholesale sales and increased deliveries of gas transported for others. Electric revenues were $1,095.8 million, which represented a $84.4 million increase from the comparable period for 1998. This increase occurred mainly due to increased sales to residential and commercial customers as a result of warmer weather during the second and third quarter of 1998 and increased wholesale transactions, partially offset by decreased sales to industrial customers and decreased fuel costs.

      THREE MONTHS ENDED MARCH 31, 1999. Total operating revenues for the three months ended March 31, 1999 were $47.7 million higher than for the three months ended March 31, 1999, representing a 10.4% increase. Gas revenues were $246.7 million, which represented a 12.8% increase from the comparable period for 1998. This increase occurred primarily due to increased sales to residential and commercial customers as a result of colder weather during the period, increased deliveries of gas transported for others and increased sales for resale partially offset by decreased gas costs per dth and decreased gas transition costs. Electric revenues were $259.9 million, which represented a $19.7 million increase from the comparable period for 1998. This increase was mainly attributable to increased sales to residential and commercial customers, increased wholesale transactions and increased fuel costs partially offset by decreased industrial sales.

      The basic steel industry accounted for 40% of natural gas delivered (including volumes transported) and 27% of electric sales during the twelve months ended March 31, 1999.

      The components of the variations in gas and electric revenues are shown in the following table:


                                                   Variations
                                                      from
                                                  Prior Periods
                                        ---------------------------------
                                                  March 31, 1999
                                                   Compared to
                                                  March 31, 1998
                                          Three                   Twelve
                                         Months                  Months
                                        =========               =========
                                             (Dollars in thousands)
Gas Revenue Changes
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $ (16,952)              $ (42,297)
 Gas transition costs                      (1,148)                (15,702)
 Changes in sales levels                   42,525                     527
 Gas transported                            3,548                   9,575
                                        ---------               ---------
Total Gas Revenue Change                $  27,973               $ (47,897)
                                        ---------               ---------
Electric Revenue Changes
 Pass through of net changes in
  fuel costs                            $     684               $  (4,015)
 Changes in sales levels                    6,975                  30,573
 Wholesale electric                        12,038                  57,812
                                        ---------                ---------
Total Electric Revenue Change           $  19,697               $  84,370
                                        ---------                ---------

  Total Revenue Change                  $  47,670               $  36,473
                                        =========               =========

      You can find information about the gas adjustment factor that Northern Indiana applies to its sales rates in Note 2, "Summary of Accounting Policies
- Gas Cost Adjustment Clause" to the Consolidated Financial Statements.

COST OF SALES -

      Cost of sales consists of gas costs, costs of fuel for electric production and costs of power purchased.

      GAS COSTS. Gas costs for the twelve months ended March 31, 1999, decreased by $43.0 million, or by 11.4%, from the twelve months ended
March 31, 1998. This decrease resulted due to decreased gas costs per dth and decreased gas transition costs, partially offset by increased gas purchased. The average cost of purchased gas for the twelve months ended March 31, 1999, after adjustment for gas transition costs billed to transport customers, decreased from $2.81 per dth, to $2.34 for the comparable period for 1998. Gas costs for the three months ended March 31, 1999 increased by $14.8 million, or by 12.0%, from the three months ended March 31, 1998. This increase occurred as a result of increased gas purchases during the period, partially offset by decreased gas costs per dth and decreased gas transition costs. The average cost of purchased gas for the three months ended March 31, 1999, after adjustment for gas transition costs billed to transport customers, decreased from $2.46 per dth, to $2.06 for the comparable period for 1998.

      FUEL AND PURCHASED POWER. The cost of fuel used for electric generation during the twelve months ended March 31, 1999 was $17.6 million higher than the cost of fuel used during the twelve months ended March 31, 1998, mainly due to increased electric generation of 8.7%. The average cost per kilowatt-our (kwh) generated decreased by 1.1% from 1.54 cents per kwh during the twelve months ended March 31, 1998, to 1.52 cents per kwh for the comparable period for 1999. The cost of fuel used for electric generation during the three months ended March 31, 1999 was $2.7 million higher than the cost of fuel used during the twelve months ended March 31, 1998, mainly due to increased electric generation of 5.2%. The average cost per kwh generated during the three months ended March 31, 1999 remained relatively unchanged from the comparable period for 1998.

      Northern Indiana spent $23.2 million more during the twelve months ended March 31, 1999 than during the comparable period in 1998 to purchase power, primarily due to increased purchases of 66.5% and increased cost per kwh of 3.6%. Power purchased increased by $13.1 million for the three-month period ended March 31, 1998 reflecting increased bulk power purchases of 418.4%, partially offset by an 11.2% decrease in the cost per kwh.

OPERATING MARGINS -

      TWELVE MONTHS ENDED MARCH 31, 1999. Operating margins for the twelve months ended March 31, 1999 were $38.7 million higher than for the twelve months ended March 31, 1998, representing a 3.8% increase. Gas operating margin was $4.9 million lower than in the comparable period for 1998. This decrease occurred mainly as a result of decreased sales to residential and commercial customers, reflecting unusually warm weather during the fourth quarter of 1998 and decreased sales to industrial customers, partially offset by increased wholesale sales and increased deliveries of gas transported for others. Electric operating margin was $787.3 million, which represented a $43.6 million increase from the comparable for 1998. This increase occurred mainly due to increased sales to residential and commercial customers due to warmer weather during the second and third quarter of 1998 and increased wholesale transactions.

      THREE MONTHS ENDED MARCH 31, 1999. Operating margins for the three months ended March 31, 1999 were $17.0 million higher than the three months ended March 31, 1998, representing a 6.2% increase. Gas operating margin was $13.2 million higher than in the comparable period for 1998. This increase occurred mainly as a result of increased sales to residential and commercial customers reflecting colder weather during the first quarter of 1999, increased wholesale sales and increased deliveries of gas transported for
others.   Electric operating margin was $184.8 million, which represented a
$3.8 million increase from the comparable period for 1998. This increase occurred mainly due to increased sales to residential and commercial customers, partially offset by decreased industrial sales and wholesale transactions.

OPERATING EXPENSES AND TAXES -

      Operating expenses and taxes (except income) consists of operations expenses, maintenance expenses, depreciation and amortization expenses and taxes (except income).

      OPERATIONS EXPENSE. Operation expenses for the twelve months ended March 31, 1999 were $10.1 million lower than in the twelve months ended
March 31, 1998. Operation expenses were lower primarily as a result of decreased employee related costs of $6.8 million, decreased electric and gas distribution system operations costs of $3.1 million, decreased electric production facility operations costs of $2.5 million and decreased environmental cleanup costs of $2.6 million. Operation expenses for the three months ended March 31, 1999 were $5.6 million higher than for the three months ended March 31, 1998. Operation expenses were higher in the three-month period primarily as a result of increased employee related costs of $3.8 million, increased electric production facility costs of $0.4 million and increased electric distribution facility costs of $0.4 million.

      MAINTENANCE EXPENSE. Maintenance expenses for the twelve months ended March 31, 1999 were $1.3 million lower than in the twelve months ended
March 31, 1998. Maintenance expenses were lower primarily as a result of decreased electric production facility maintenance costs of $0.8 million and decreased gas distribution facility maintenance. Maintenance expenses for the three months ended March 31, 1999 were $1.6 million higher than for the three months ended March 31, 1998. Maintenance expenses were higher in the three-month period primarily as a result of electric production facility maintenance costs of $1.0 million and electric transmission and distribution facility maintenance costs of $0.5 million.

      DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses for the twelve months ended March 31, 1999 were $5.9 million higher than in the comparable period for 1998. These higher expenses primarily related to increased depreciation expense as a result of increased depreciable plant. Depreciation and amortization expenses for the three months ended
March 31, 1999 were $1.6 million higher than in the comparable period for 1998. These higher expenses primarily related to increased depreciation expense as a result of increased depreciable plant.

OTHER INCOME (DEDUCTIONS)

     Other Income (Deductions) for the three-month and twelve-month periods ended March 31, 1999 were relatively unchanged from the comparable periods for 1998.

INTEREST CHARGES -

      Interest charges for the three-month and twelve-month periods ended March 31, 1999 were $1.1 and $3.2 million, respectively, lower than in the comparable periods for 1998. These decreases resulted primarily due to decreased long term debt outstanding during the three-month and twelve-month periods ended March 31, 1999.

      You can find information about Northern Indiana's accounting policies and the transactions affected by and considered in these policies in the sections entitled "Summary of Significant Accounting Policies and Long-Term Debt" in the Notes to the Consolidated Financial Statements.

NET INCOME -

      Northern Indiana's net income for the twelve months ended March 31,1999 was $223.8 million, which represented a $28.7 million increase over net income for the comparable period in 1998. Northern Indiana's net income for the three months ended March 31,1999 was $69.4 million, which represented a $3.6 million increase over net income for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES -

      Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. But because the utility and utility construction business is seasonal in nature, commercial paper is occasionally issued for short-term financing. As of March 31, 1999 and December 31, 1998, $18.0 million and $85.6 million of commercial paper was outstanding, respectively. The interest rate of commercial paper outstanding as of March 31, 1999 was 4.93%.

      Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days upon the request of Northern Indiana and agreements by the banks. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. As of March 31, 1999, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $14.2 million in lines of credit which run until May 31, 1999. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of March 31, 1999, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of March 31, 1999, there were no borrowings outstanding under these lines of credit. As of December 31, 1998, there was $40.5 million of borrowings outstanding under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At March 31, 1999 and December 31, 1998, there were no borrowings outstanding under this facility.

      CONSTRUCTION PROGRAM. Northern Indiana expects that it will continue to meet its future commitments with respect to its construction program through internally generated funds.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS -

      See Note 18, "Financial Instruments and Risk Management," to the Consolidated Financial Statements for a discussion of the types of commodity-based derivative financial instruments used.

      Two primary market risks, commodity price risk and interest rate risk, are addressed by a risk management policy.

      COMMODITY PRICE RISK. Price risk management activities are designed to address price fluctuations in electricity and natural gas commodity prices that are sensitive to changes in supply and demand. These changes are actively monitored and derivative financial and commodity instruments are used to reduce, or hedge, exposure to price risks. Part of these price risks includes differences in price based on geography. Geographic price differentials result primarily from transportation costs and local supply and demand factors. To hedge a portion of this exposure, basis swaps are used from time to time. However, all basis exposure is not hedged.

      Generally, customer sales contracts are based upon a fixed sales price with varying volumes that ultimately depend on a customer's supply requirements. Financial derivatives are used based on modeling techniques in order to anticipate future supply requirements. Nonetheless, Northern Indiana remains exposed to price risk for the difference between a customer's actual supply requirements and those requirements predicted by the models.

      Currently, commodity price risk of Northern Indiana business is relatively limited, since current regulations allow Northern Indiana to recoup any prudently incurred fuel and gas costs through rate-making. As the utility industry undergoes deregulation, however, Northern Indiana will be providing services without the benefit of the traditional rate-making and, therefore, will be more exposed to commodity price risk.

      Because derivative financial and commodity instruments are substantially the same commodities that are bought and sold in the physical market, Northern Indiana believes that its price management activities do not require any special correlation studies, other than monitoring the degree of convergence between the derivative and cash markets.

      INTEREST RATE RISK. Long-term debt is utilized as a primary source of capital. A significant portion of this long-term debt consists of medium-term notes. In addition, longer term fixed-price debt instruments have been used that in the past have been refinanced when interest rates decreased. To the extent that such refinancing is economical, refinancing these fixed-price instruments will continue.

      Information about long-term debt is in Note 13 to the Consolidated Financial Statements, "Long-term Debt." Information about the current market valuation of long-term debt is in Note 19 to the Consolidated Financial Statements "Fair Value of Financial Instruments."

YEAR 2000 COSTS -

      RISKS. Year 2000 issues address the ability of electronic processing equipment to process date sensitive information and recognize the last two digits of a date as occurring in or after the year 2000. Any failure in any system may result in material operational and financial risks. Possible scenarios include a system failure in a generating plant, an operating disruption or delay in transmission or distribution, or an inability to interconnect with the systems of other utilities. In addition, while it is anticipated that mission-critical systems will be year 2000 compliant in a timely fashion, it cannot guarantee the compliance of systems operated by other companies upon which it depends. For example, the ability of an electric company to provide electricity to its customers depends upon a regional electric transmission grid, which connects the systems of neighboring utilities to support the reliability of electric power within the region. If one company's system is not year 2000 compliant, then a failure could affect the reliability of all providers within the grid, including Northern Indiana. Similarly, gas operations depend on natural gas pipelines that are not own or controlled, and any non-compliance by a company owning or controlling those pipelines may affect Northern Indiana's ability to provide gas to its customers. Failure to achieve year 2000 readiness could have a material adverse affect on results of operations, financial position and cash flows.

      The program to address risks associated with the year 2000 is continuing. The focus is on both information technology (IT) and non-IT systems, and substantial progress has been made in preparing these systems for proper functioning in the year 2000.

      STATE OF READINESS. The year 2000 program consists of four phases: inventory (identifying systems potentially affected by the year 2000), assessment (testing identified systems), remediation (correcting or replacing non-compliant systems) and validation (evaluating and testing remediated systems to confirm compliance). Northern Indiana has completed the remediation and validation phases for all of its mission-critical systems. Northern Indiana has completed the inventory and assessment phases for all of its non-IT mission-critical systems and has scheduled remediation (including replacement) and validation for its non-IT mission-critical systems throughout 1999. Substantial completion of mission-critical year 2000 efforts is expected by June 30, 1999, with the year 2000 program concluding in the fourth quarter of 1999.

      Because outside suppliers and vendors with similar year 2000 issues are depended upon, the ability of those suppliers and vendors to provide it with an uninterrupted supply of goods and services is being assessed. Critical vendors and suppliers have been contacted in order to investigate their year 2000 efforts. In addition, electricity and gas industry groups such as the North American Electric Reliability Council, the Electric Power Research Institute, and the American Gas Association are being worked with to discuss and evaluate the potential impact of year 2000 problems upon the electric grid systems and pipeline networks that interconnect within each of those industries.

      COSTS. The total cost of the year 2000 program is estimated to be $19 million. These costs have been, and will continue to be, funded from operations. Costs related to the maintenance or modification of existing systems are expensed as incurred. Costs related to the acquisition of replacement systems are capitalized. These costs are not anticipated to have a material impact on results of operations.

      CONTINGENCY PLANS. Northern Indiana currently is in the process of structuring its contingency plans to address the possibility that any mission-critical system upon which it depends, including those controlled by outside parties, will be non-compliant. This includes identifying alternative suppliers and vendors, conducting staff training and developing communication plans. In addition, the ability to maintain or restore service in the event of a power failure or operating disruption or delay is being evaluated, along with the limited ability to mitigate the effects of a network failure by isolating its own network from the non-compliant segments of the greater network. These contingency plans are expected to be completed during the second quarter 1999; however, the contingency plans will be under review during the third and fourth quarters of 1999.

COMPETITION AND REGULATORY CHANGES -

      The regulatory frameworks applicable to Northern Indiana, at both state and federal levels, are in the midst of a period of fundamental change. These changes have impacted and will continue to impact the operations, structure and profitability. At the same time, competition within the electric and gas industries will create opportunities to compete for new customers and revenues. Management has taken steps to make the company more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal, providing its gas customers with increased customer choice for new products and services throughout the service territory.

      THE ELECTRIC INDUSTRY. At the Federal level, FERC issued Order No. 888-A in 1996 which required all public utilities owning, controlling, or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. In 1997, FERC approved Northern Indiana's open-access transmission tariff. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

      At the state level, it was announced in 1997 that if a consensus could be reached regarding electric utility restructuring legislation, a restructuring bill during the 1999 session of the Indiana General Assembly would be supported. During 1998, discussions were held with other investor-owned utilities in Indiana regarding the technical and economic aspects of possible legislation leading to greater customer choice. A consensus was not reached. Therefore, no legislation was supported regarding electric restructuring during the 1999 session of the Indiana General Assembly. During 1999, discussions will continue with all segments of the Indiana electric industry in an attempt to reach a consensus on electric restructuring legislation for introduction during the 2000 Session of the Indiana General Assembly.

      THE GAS INDUSTRY. At the Federal level, gas industry deregulation began in the mid-1980's when FERC required interstate pipelines to provide nondiscriminatory transportation services pursuant to unbundled rates. This regulatory change permitted large industrial and commercial customers to purchase their gas supplies either from Northern Indiana or directly from competing producers and marketers, which would then use Northern Indiana's facilities to transport the gas. More recently, the focus of deregulation in the gas industry has shifted to the states.

      At the state level, the Indiana Utility Regulatory Commission (IURC) approved in 1997 Northern Indiana's Alternative Regulatory Plan (ARP), which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism, and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. Phase I of Northern Indiana's Customer Choice Pilot Program ended on March 31, 1999. This pilot program offered 82,000 residential customers within St. Joseph County and 10,000 commercial customers throughout the Northern Indiana service area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program will commence on April 1, 1999 and continue for a one-year period. During this phase, Northern Indiana plans to offer customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory. Only 150,000 residential and 20,000 commercial customers are eligible to enroll in Phase II of the program. The IURC order allows NiSource's natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including, but not limited to, price protection, negotiated sales and services, gas lending and parking, and new storage services.

      To date, Northern Indiana's system has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future unless the current regulatory structure is substantially altered. Northern Indiana believes the steps it is taking to deal with increased competition has had and will continue to have significant positive effects in the next few years.

IMPACT OF ACCOUNTING STANDARDS -

     Information about the impact of anticipated accounting standards that have not yet been adopted upon the consolidated financial statements can be found in Note 2, "Summary of Significant Accounting Policies-Impact of Accounting Standards" to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS -

      This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may," "will," "expect," "believe," "plan" and other similar terms. Northern Indiana cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, there can be no assurance that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. You should be aware of important factors that could have a material impact on future results. These factors include, but are not limited to, weather, the federal and state regulatory environment, year 2000 issues, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Northern Indiana, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industry, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond Northern Indiana's control.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      For a discussion of primary market risks and risk management policy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitive Instruments and Positions."

                                   PART II.
                              OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

      Northern Indiana is a party to various pending proceedings, including suits and claims against it for personal injury, death and property damage. Such proceedings and suits, and the amounts involved, are routine for the kind of business conducted by Northern Indiana, except as described under Note 4 "Environmental Matters," in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report on Form 10-Q. To the knowledge of Northern Indiana, no other material legal proceedings against Northern Indiana or its subsidiaries are contemplated by governmental authorities and other parties.

Item 2.  CHANGES IN SECURITIES.

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 8, 1999, by a written consent in lieu of the Annual Meeting of Shareholders, the sole shareholder of Northern Indiana elected Ian M. Rolland and John W. Thompson as directors to serve until the 2002 Annual Meeting of Shareholders. Directors whose terms of office continue after the 1999 Annual Meeting of Shareholders are Arthur J. Decio, Gary L. Neale, and Robert W. Welsh, whose terms expire at the 2000 Annual Meeting of Shareholders, and Steven C. Beering, Denis E. Ribordy and Carolyn Y. Woo, whose terms expire at the 2001 Annual Meeting of Shareholders.

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






Date May 13, 1999