Form 10-Q
period 1999-06-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1999-08-13
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1999

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

      As of July 31, 1999, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                                     PART 1.
                              FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheets of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NiSource Inc.) and subsidiaries as of June 30, 1999, and December 31, 1998, and the related consolidated statements of income, retained earnings and cash flows for the three, six and twelve month periods ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of June 30, 1999, and December 31, 1998, and the results of their operations and their cash flows for the three, six and twelve month periods ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
August 6, 1999


CONSOLIDATED BALANCE SHEETS

                                              June 30,     December 31,
ASSETS                                          1999           1998
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $179,282 AND $149,426 RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,198,729   $  4,154,060
  Gas                                          1,291,005      1,272,483
  Common                                         362,861        364,822
                                            ------------   ------------
                                               5,852,595      5,791,365
    Less - Accumulated depreciation
     and amortization                          2,890,681      2,804,720
                                            ------------   ------------
      Total Utility Plant                      2,961,914      2,986,645
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                       328            519
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                         8,777         19,541
 Accounts receivable, less reserve of
  $8,202 and $4,458, respectively (Note 2)       121,262        104,445
 Gas cost adjustment clause (Note 2)                   0         44,044
 Materials and supplies, at average cost          51,594         51,554
 Electric production fuel, at average cost        26,962         32,402
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         25,559         50,859
 Prepayments and other                            30,929         31,056
                                            ------------   ------------
      Total Current Assets                       265,083        333,901
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      201,778        203,722
 Prepayments and other (Note 5)                  134,403        127,162
                                            ------------   ------------
      Total Other Assets                         336,181        330,884
                                            ------------   ------------
                                            $  3,563,506   $  3,651,949
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS
                                              June 30,     December 31,
CAPITALIZATION AND LIABILITIES                  1999           1998
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized 75,000,000 shares,
  issued and outstanding
  73,282,258 shares (Note 11)               $    859,488   $    859,488
 Additional paid-in capital                       12,525         12,524
 Retained earnings (see accompanying
  statement) (Note 10)                           144,195        146,138
                                            ------------   ------------
 Common shareholder's equity                   1,016,208      1,018,150
 Cumulative preferred stocks,
  (excluding amounts due within one
  year) (Note 7)
   Series without mandatory redemption
    provisions (Note 8)                           81,115         81,116
   Series with mandatory redemption
    provisions (Note 9)                           55,185         56,435
 Long-term debt excluding amounts due
  within one year (Note 13)                      923,186      1,077,959
                                            ------------   ------------
      Total Capitalization                     2,075,694      2,233,660
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 14)                                 157,000          2,000
 Short-term borrowings (Note 15)                  68,200        126,100
 Accounts payable                                127,879        142,414
 Dividends declared on common and
  preferred stocks                                54,041         63,101
 Customer deposits                                21,294         20,178
 Taxes accrued                                    81,372         88,401
 Interest accrued                                  9,199          9,118
 Gas cost adjustment clause                        7,065              0
 Fuel adjustment clause                            2,737          6,279
 Accrued employment costs                         37,390         44,223
 Other accruals                                   33,275         28,546
                                            ------------   ------------
      Total Current Liabilities                  599,452        530,360
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 4)                  603,402        608,935
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 4)                                        89,129         92,693
 Deferred credits                                 50,995         48,084
 Accrued liability for postretirement
  benefits (Note 6)                              133,316        127,115
 Other noncurrent liabilities                     11,518         11,102
                                            ------------   ------------
      Total Other Liabilities                    888,360        887,929
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 16 and 17)
                                            $  3,563,506   $  3,651,949
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months              Six Months
                                Ended June 30,           Ended June 30,
                            ----------------------   ----------------------
                               1999        1998         1999        1998
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2 and 20)
  Gas                       $  104,378  $   98,859   $  351,081   $ 317,589
  Electric                     277,380     271,611      537,263     511,797
                            ----------  ----------   ----------  ----------
                               381,758     370,470      888,344     829,386
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                      60,271      55,204      198,237     178,374
 Fuel for electric
  generation                    57,630      65,423      115,928     121,017
 Power purchased                26,936      12,400       43,718      16,047
                            ----------  ----------   ----------  ----------
                               144,837     133,027      357,883     315,438
                            ----------  ----------   ----------  ----------
Operating Margin               236,921     237,443      530,461     513,948
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     65,085      61,814      132,740     123,917
  Maintenance (Note 2)          17,458      18,627       35,711      35,321
  Depreciation and
   amortization (Note 2)        58,060      56,800      116,198     113,320
  Taxes (except income)         17,337      17,462       38,056      36,599
                            ----------  ----------   ----------  ----------
                               157,940     154,703      322,705     309,157
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes           78,981      82,740      207,756     204,791
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 4)                       21,355      22,434       61,055      58,351
                            ----------  ----------   ----------  ----------
Operating Income                57,626      60,306      146,701     146,440
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                        1,116      (1,268)          45      (1,876)
                            ----------  ----------   ----------  ----------
Interest:
 Interest on long-term debt     16,873      17,461       33,593      35,311
 Other interest                     77         728          934       1,577
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,036       1,047        2,071       2,100
                            ----------  ----------   ----------  ----------
                                17,986      19,236       36,598      38,988
                            ----------  ----------   ----------  ----------
Net Income                      40,756      39,802      110,148     105,576

Dividend requirements on
 preferred shares                2,026       2,077        4,091       4,193
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   38,730  $   37,725   $  106,057  $  101,383
                            ==========  ==========   ==========  ==========
Dividends declared          $   53,000  $   49,000   $  108,000  $   95,000
                            ==========  ==========   ==========  ==========


                                 Twelve Months
                                Ended June 30,
                            ----------------------
                               1999        1998
                            ==========  ==========
                            (Dollars in thousands)

Operating Revenues:
 (Notes 2, 3 and 20)
  Gas                       $  605,977  $  638,673
  Electric                   1,101,584   1,039,002
                            ----------  ----------
                             1,707,561   1,677,675
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     340,896     378,430
 Fuel for electric
  generation                   245,560     246,548
 Power purchased                69,661      33,843
                            ----------  ----------
                            656,117     658,821
                            ----------  ----------
Operating Margin             1,051,444   1,018,854
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    254,743     253,319
  Maintenance (Note 2)          65,692      69,302
  Depreciation and
   amortization (Note 2)       231,425     224,856
  Taxes (except income)         73,684      70,694
                            ----------  ----------
                               625,544     618,171
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          425,900     400,683
                            ----------  ----------
Utility Income Taxes
 (Note 4)                      123,490     113,544
                            ----------  ----------
Operating Income               302,410     287,139
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                       (1,668)     (4,090)
                            ----------  ----------
Interest:
 Interest on long-term debt     67,954      71,559
 Other interest                  3,881       4,149
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,155       4,205
                            ----------  ----------
                                75,990      79,913
                            ----------  ----------
Net Income                     224,752     203,136

Dividend requirements on
 preferred shares                8,233       8,437
                            ----------  ----------
Balance available
 for common shares          $  216,519  $  194,699
                            ==========  ==========
Dividends declared          $  225,000  $  194,775
                            ==========  ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                      Three Months         Six Months         Twelve Months
                     Ended June 30,      Ended June 30,      Ended June 30,
                  ------------------- ------------------- -------------------
                     1999      1998      1999      1998      1999      1998
                  ========= ========= ========= ========= ========= =========
                                    (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD           $ 158,465 $ 163,951 $ 146,138 $ 146,293 $ 152,676 $ 152,752

ADD:
 Net income          40,756    39,802   110,148   105,576   224,752   203,136
                  --------- --------- --------- --------- --------- ---------
                    199,221   203,753   256,286   251,869   377,428   355,888
                  --------- --------- --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series        222       223       444       445       888       889
   4-1/2% series         89        89       180       180       360       360
   4.22%  series        111       111       224       224       448       448
   4.88%  series        122       122       244       244       488       488
   7.44%  series         79        79       156       156       312       312
   7.50%  series         65        65       131       131       261       261
   8.85%  series        102       129       240       295       516       627
   7-3/4% series         70        80       140       161       298       340
   8.35%  series        112       125       225       250       447       497
   6.50%  series        699       699     1,397     1,397     2,795     2,795
   Adjustable
    Rate,
    Series A            355       355       710       710     1,420     1,420
Common shares        53,000    49,000   108,000    95,000   225,000   194,775
                  --------- --------- --------- --------- --------- ---------
                     55,026    51,077   112,091    99,193   233,233   203,212
                  --------- --------- --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD        $ 144,195 $ 152,676 $ 144,195 $ 152,676 $ 144,195 $ 152,676
                  ========= ========= ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Three Months
                                                        Ended June 30,
                                                   ------------------------
                                                      1999          1998
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   40,756    $   39,802

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        58,060        56,800
  Deferred federal and state income
   taxes, net                                          (7,673)      (13,307)
  Deferred investment tax credits, net                 (1,782)       (1,782)
  Advance contract payment                                475           475
  Change in certain assets and liabilities -
   Accounts receivable, net                             9,858        16,183
   Electric production fuel                            (1,783)        4,742
   Materials and supplies                               2,260         2,434
   Natural gas in storage                              (5,920)      (11,265)
   Accounts payable                                    21,484        (7,367)
   Taxes accrued                                      (68,398)      (52,099)
   Fuel adjustment clause                              (1,286)        1,736
   Gas cost adjustment clause                           1,869        11,465
   Accrued employment costs                             2,348        (1,788)
   Other accruals                                        (334)       (6,148)
  Other, net                                           (6,854)      (12,699)
                                                   ----------    ----------
    Net cash provided by operating activities          43,080        27,182
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (53,236)      (46,892)
  Other, net                                            3,605          (779)
                                                   ----------    ----------
    Net cash used in investing activities             (49,631)      (47,671)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Net change in short-term debt                        50,200        93,800
  Retirement of long-term debt                              0       (35,000)
  Retirement of preferred shares                       (1,251)       (1,256)
  Cash dividends paid on common shares                (55,000)      (46,000)
  Cash dividends paid on preferred shares              (2,065)       (2,116)
  Other, net                                              114           117
                                                   ----------    ----------
    Net cash provided by (used in)
     financing activities                              (8,002)        9,545
                                                   ----------    ----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                 (14,553)      (10,944)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   23,330        25,775
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $    8,777    $   14,831
                                                   ==========    ==========

                                                          Six Months
                                                        Ended June 30,
                                                   ------------------------
                                                      1999          1998
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  110,148    $  105,576

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       116,198       113,320
  Deferred federal and state operating
   income taxes, net                                  (34,457)      (39,973)
  Deferred investment tax credits, net                 (3,563)       (3,564)
  Advance contract payment                                950           950
  Change in certain assets and liabilities -
   Accounts receivable, net                           (16,817)       12,461
   Electric production fuel                             5,440         2,338
   Materials and supplies                                 (40)        1,120
   Natural gas in storage                              25,300        16,298
   Accounts payable                                    (8,355)      (23,898)
   Taxes accrued                                       15,989        26,559
   Fuel adjustment clause                              (3,542)        3,304
   Gas cost adjustment clause                          51,109        61,529
   Accrued employment costs                            (6,833)      (15,612)
   Other accruals                                       4,729        (9,311)
  Other, net                                            5,063        (7,787)
                                                   ----------    ----------
    Net cash provided by operating activities         261,319       243,310
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (86,709)      (80,202)
  Other, net                                           (5,322)      (10,129)
                                                   ----------    ----------
    Net cash used in investing activities             (92,031)      (90,331)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Net change in short-term debt                       (57,900)       (6,700)
  Retirement of long-term debt                              0       (35,000)
  Retirement of preferred shares                       (1,251)       (1,256)
  Cash dividends paid on common shares               (117,000)     (101,000)
  Cash dividends paid on preferred shares              (4,128)       (4,230)
  Other, net                                              227           238
                                                   ----------    ----------
     Net cash used in financing activities           (180,052)     (147,948)
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 (10,764)        5,031

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   19,541         9,800
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $    8,777    $   14,831
                                                   ==========    ==========

                                                        Twelve Months
                                                        Ended June 30,
                                                   ------------------------
                                                      1999          1998
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  224,752    $  203,136

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       231,425       224,856
  Deferred federal and state operating
   income taxes, net                                  (27,058)      (19,202)
  Deferred investment tax credits, net                 (7,159)       (7,182)
  Advance contract payment                              1,900         1,900
  Change in certain assets and liabilities -
   Accounts receivable, net                           (40,995)       (8,973)
   Electric production fuel                           (10,463)       12,133
   Materials and supplies                                 952         3,802
   Natural gas in storage                               4,023        (3,319)
   Accounts payable                                    31,790       (20,106)
   Taxes accrued                                       13,549        12,950
   Fuel adjustment clause                               2,112         8,882
   Gas cost adjustment clause                          32,056        19,638
   Accrued employment costs                             1,907        (3,482)
   Other accruals                                       8,535       (13,040)
  Other, net                                           (6,053)      (11,852)
                                                   ----------    ----------
    Net cash provided by operating activities         461,273       400,141
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (181,107)     (153,056)
  Other, net                                            5,135       (13,112)
                                                   ----------    ----------
    Net cash used in investing activities            (175,972)     (166,168)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                              500        40,000
  Net change in short-term debt                       (44,100)       31,850
  Retirement of long-term debt                        (16,509)     (102,247)
  Retirement of preferred shares                       (2,408)       (2,411)
  Cash dividends paid on common shares               (221,000)     (189,775)
  Cash dividends paid on preferred shares              (8,290)       (8,482)
  Other, net                                              452           203
                                                   ----------    ----------
     Net cash used in financing activities           (291,355)     (230,862)
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  (6,054)        3,111

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   14,831        11,720
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $    8,777    $   14,831
                                                   ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NiSource Inc.(NiSource), formerly NIPSCO Industries, Inc., was incorporated in Indiana on September 22, 1987 and became the parent of Northern Indiana Public Service Company (Northern Indiana) on March 3, 1988. NIPSCO Industries, Inc. changed it name to NiSource Inc.
on April 14, 1999 to reflect its new direction as a multi-state supplier of energy and water resources and related services. Northern Indiana is a public utility operating company supplying electricity and gas to the public in the northern third of Indiana.

      Northern Indiana is subject to regulation with respect to rates, accounting and certain other matters which are governed by the Indiana Utility Regulatory Commission (IURC) and the Federal Energy Regulatory Commission (FERC), collectively called the "Commissions."

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      BASIS OF PRESENTATION. The Consolidated Financial Statements include the accounts of Northern Indiana and subsidiaries, after the elimination of all significant intercompany items. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

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

      Electric:
      --------
          Electric generation plant      24 years
          Transmission plant             26 years
          Distribution plant             25 years
          Other electric plant           24 years

      Gas:
      ----
          Gas storage plant              18 years
          Transmission plant             34 years
          Distribution plant             27 years
          Other gas plant                24 years

      The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.7% for the three-month, six-month and twelve-month periods ended June 30, 1999 and was 3.7% for three-month, 3.6% for the six-month and twelve-month periods ended June 30, 1998.

      The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.4% for the three-month and the six-month periods and 5.5% for the twelve-month periods ended June 30, 1999 and 5.4% for the three-month, six-month and twelve-month periods ended June 30, 1998.

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

      ACCOUNTS RECEIVABLE. At June 30, 1999, $100 million of accounts receivable had been sold under a sales agreement, which expires on May 31, 2002. The June 30, 1999 and December 31, 1998 accounts receivable balances include approximately $8.1 million and $11.6 million, respectively, due from associated companies.

      COMPREHENSIVE INCOME. Northern Indiana adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" effective January 1, 1998. This statement established standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this statement did not impact Northern
Indiana's consolidated financial statements for the periods presented.

      STATEMENTS OF CASH FLOWS. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:



                    Three Months          Six Months         Twelve Months
                   Ended June 30,       Ended June 30,       Ended June 30,
                 ------------------   ------------------   ------------------
                   1999      1998       1999      1998       1999      1998
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Income taxes     $ 86,040  $ 73,320   $ 86,086  $ 73,340   $147,891  $128,149

Interest, net of
 amounts
 capitalized     $ 24,663  $ 26,736   $ 33,983  $ 34,270   $ 71,358  $ 73,555


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

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in June 1999 and December 1998, the estimated replacement cost of gas in storage (current and non-current) at June 30, 1999 and December 31, 1998 exceeded the stated LIFO cost by $38.5 million and $33.7 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Management Services Company (NMSC), a wholly-owned subsidiary of NiSource.

      The costs of these services are charged to Northern Indiana based on payroll costs and expenses incurred by NMSC employees for the benefit of Northern Indiana. These costs, which totaled $4.7 million, $9.5 million and $19.3 million for the three-month, six-month and twelve-month periods ended June 30, 1999, respectively, and totaled $4.6 million, $11.6 million and $23.2 million for the three-month, six-month and twelve-month periods ended June 30, 1998, respectively, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $2.3 million, $5.9 million and $18.1 million representing 2.9%, 3.3% and 5.8% of Northern Indiana's total gas costs for the three-month, six-month and twelve-month periods ended June 30, 1999, respectively. Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $6.7 million, $8.6 million and $14.8 million representing 8.8%, 5.1% and 4.2% of Northern Indiana's total gas costs for the three-month, six-month and twelve-month periods ended June 30, 1998, respectively.

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

      ACCOUNTING FOR ENERGY TRADING ACTIVITIES. Energy trading contracts are accounted for in accordance with the Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." This change in accounting effective January 1, 1999 was insignificant. Such contracts are recorded at their fair value with changes in their value included in earnings (other income and deductions).

      IMPACT OF ACCOUNTING STANDARDS. The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Statement No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. The Statement generally provides for matching of the timing of gain or loss recognition of derivative instruments designated as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings. The Statement also provides that the effective portion of a hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Statement No. 137, which was issued June 1999, deferred implementation of Statement
No. 133 until January 1, 2001. The impact of adopting the accounting prescribed in Statement No. 133 is currently being assessed.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commissions. Accordingly, Northern Indiana's accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of June 30, 1999, and December 31, 1998, the regulatory assets identified below represent probable future revenues to Northern Indiana as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:


                                                 June 30,       December 31,
                                                   1999            1998
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 13)                                $      41,231   $      42,962
Unamortized R.M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                60,220          62,329
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     8,477           8,945
Deferral of SFAS No. 106 expense not
 recovered (Note 6)                                   75,568          78,367
FERC Order No. 636 transition costs                   16,852          22,093
Regulatory income tax asset, net (Note 4)             26,799          21,635
                                               -------------   -------------
                                                     229,147         236,331
Less: Current portion of regulatory assets            27,369          32,609
                                               -------------   -------------
                                               $     201,778   $     203,722
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

      INCOME TAXES. The liability method of accounting is used for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between book and tax bases of assets and liabilities. Deferred investment tax credits are being amortized over the life of the related property.

(3)   ENVIRONMENTAL MATTERS:

      GENERAL. The operations of Northern Indiana are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect Northern Indiana's operations as they relate to impacts on air, water and land.

      SUPERFUND. Because Northern Indiana is a "potentially responsible party" (PRP), under Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), at several waste disposal sites as well as at former manufactured-gas plant sites which it, or its corporate predecessors, owned and operated, it may be required to share in the costs of clean up of such sites. A program was instituted to investigate former manufactured-gas plant sites where it is the current or former owner, which investigation has identified twenty-four of these sites. Initial sampling has been conducted at seventeen sites. Follow-up investigations have been conducted at twelve sites and remedial measures have been selected at seven sites. Northern Indiana intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

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

      As of June 30, 1999, a reserve of approximately $19 million has been recorded to cover probable corrective actions. The ultimate liability in connection with those sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, and the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other PRP's, will not have a significant impact on its financial position or results of operations.

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

      NITROGEN OXIDES. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups. On May 25, 1999, the D.C. Circuit Court of Appeals issued an order staying the NOx SIP call rule's September 30, 1999 deadline for the state submittals until further order of the court. Any resulting NOx emissions limitations could be more restrictive than those imposed on electric utilities under the Acid Rain NOx reduction program described above. Northern Indiana is evaluating the EPA's final rule and any potential requirements that could result from the final rule as implemented by the State of Indiana. Northern Indiana believes that the costs relating to compliance with the new standards may be substantial, but such costs depend upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana will continue to closely monitor developments in this area.

      The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded both the new ozone and particulate matter standards to the EPA. Once rectified, the revised standards could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. Northern Indiana believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new limits on its operations will not be known for some time.

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

      The components of the net deferred income tax liability at June 30, 1999 and December 31, 1998 were as follows:


                                           June 30,       December 31,
                                             1999            1998
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences         $     732,961   $     735,589
 AFUDC-equity                                   31,921          33,029
 Adjustment clauses                              3,717          14,322
 Other regulatory assets                        28,659          29,721
 Prepaid pension and other benefits             33,742          34,170
 Reacquisition premium on debt                  15,637          16,293

Deferred tax assets -
 Deferred investment tax credits               (33,802)        (35,154)
 Removal costs                                (165,073)       (157,728)
 Other postretirement/postemployment
  benefits                                     (50,560)        (48,208)
 Other, net                                    (27,401)        (23,682)
                                         -------------   -------------
                                               569,801         598,352
Less: Deferred income taxes related to
 current assets and liabilities                (33,601)        (10,583)
                                         -------------   -------------
Deferred income taxes - noncurrent       $     603,402   $     608,935
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statements of Income were comprised of the following:


                                      Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                  --------------------   --------------------
                                     1999       1998        1999       1998
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  27,071  $  32,618   $  86,653  $  88,747
 State                                3,739      4,905      12,422     13,141
                                  ---------  ---------   ---------  ---------
                                     30,810     37,523      99,075    101,888
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                             (7,109)   (12,319)    (31,855)   (36,967)
 State                                 (564)      (988)     (2,602)    (3,006)
                                  ---------  ---------   ---------  ---------
                                     (7,673)   (13,307)    (34,457)   (39,973)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,782)    (1,782)     (3,563)    (3,564)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             21,355     22,434      61,055     58,351

Income tax applicable to non-
 operating activities and income
 of subsidiaries                        638       (827)         (6)    (1,232)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  21,993  $  21,607    $ 61,049  $  57,119
                                  =========  =========   =========  =========


                                     Twelve Months
                                     Ended June 30,
                                  --------------------
                                     1999       1998
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $ 138,270  $ 121,229
 State                               19,437     18,699
                                  ---------  ---------
                                    157,707    139,928
                                  ---------  ---------
Deferred income taxes, net -
 Federal                            (25,178)   (17,923)
 State                               (1,880)    (1,279)
                                  ---------  ---------
                                    (27,058)   (19,202)
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,159)    (7,182)
                                  ---------  ---------
  Total utility operating income
   taxes                            123,490    113,544

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (711)    (3,645)
                                  ---------  ---------
  Total income taxes              $ 122,779  $ 109,899
                                  =========  =========

      A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:


                                      Three Months          Twelve Months
                                     Ended June 30,         Ended June 30,
                                  --------------------   --------------------
                                     1999       1998        1999       1998
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  40,756  $  39,802   $ 110,148  $ 105,576
Add-Income taxes                     21,993     21,607      61,049     57,119
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $  62,749  $  61,409   $ 171,197  $ 162,695
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  21,962  $  21,493   $  59,919  $  56,943

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                     968        998       1,937      1,996
  Amortization of deferred
   investment tax credits            (1,782)    (1,782)     (3,563)    (3,564)
  State income taxes, net of
   federal income tax benefit         1,866      2,201       5,472      5,536
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                            (721)    (1,271)     (1,442)    (2,542)
  Other, net                           (300)       (32)     (1,274)    (1,250)
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  21,993  $  21,607   $  61,049  $  57,119
                                  =========  =========   =========  =========

                                     Twelve Months,
                                     Ended June 30,
                                  --------------------
                                     1999       1998
                                  =========  =========
                                 (Dollars in thousands)

Net income                        $ 224,752  $ 203,136
Add-Income taxes                    122,779    109,899
                                  ---------  ---------
Net income before income taxes    $ 347,531  $ 313,035
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $ 121,636  $ 109,562

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   3,933      3,980
  Amortization of deferred
   investment tax credits            (7,159)    (7,182)
  State income taxes, net of
   federal income tax benefit        10,753     10,875
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (3,284)    (3,569)
  Other, net                         (3,100)    (3,767)
                                  ---------  ---------
   Total income taxes             $ 122,779  $ 109,899
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
                                  =========    =========

      The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula which considers expected future salary increases. A discount rate of 7.00% and rate of increase in compensation levels of 4.5% were used to determine the benefit obligation at December 31, 1998 and December 31, 1997.

      Northern Indiana's prepaid pension costs were $117.4 million at June 30, 1999 and are reported under the caption "Prepayments and Other" in the Consolidated Balance Sheets.

      The following items are the components of provisions for pensions for the three-month, six-month and twelve-month periods ended June 30, 1999 and June 30, 1998:


                    Three Months          Six Months         Twelve Months
                       Ended                Ended                Ended
                      June 30,             June 30,             June 30,
                 ------------------   ------------------   ------------------
                   1999      1998       1999      1998       1999      1998
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Service costs    $  4,584  $  5,997   $  9,167  $ 11,993   $ 12,521  $ 16,386
Interest costs     15,644    21,073     31,288    42,146     47,479    65,416
Expected return
 on plan assets   (21,110)  (27,971)   (42,219)  (55,941)   (66,607)  (85,807)
Amortization of
 transition
 obligation         1,372     1,902      2,744     3,804      4,428     6,084
Amortization of
 prior service
 cost               1,385     1,525      2,770     3,050      4,117     4,554
                 --------  --------   --------  --------   --------  --------
                 $  1,875  $  2,526   $  3,750  $  5,052   $  1,938  $  6,633
                 ========  ========   ========  ========   ========  ========


      Assumptions used in the valuation and determination of 1999 and 1998 pension expense were as follows:


                                                     1999         1998
                                                     =====        =====

Discount rate                                        7.00%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Expected long-term rate of return on assets          9.00%        9.00%


(6) POSTRETIREMENT BENEFITS: Certain health care and life insurance benefits for retired employees are provided. Substantially all Northern Indiana employees may become eligible for those benefits if they reach retirement age while working for Northern Indiana. The expected cost of such benefits is accrued during the employees' years of service. Current rates include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates.


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
                                  =========    =========


      In order to determine the APBO at December 31, 1998, a discount rate of 7% and a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5% was used. In order to determine the APBO at December 31, 1997, a discount rate of 7% and a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5% was used. The accrued liability for postretirement benefits was $142.3 million at June 30, 1999.

      Net periodic postretirement benefits costs, before consideration of the rate-making discussed above, for the three-month, six-month and twelve-month periods ended June 30, 1999 and June 30, 1998 include the following components:


                      Three Months       Six Months       Twelve Months
                        Ended              Ended             Ended
                       June 30,           June 30,           June 30,
                   ----------------   ----------------   ----------------
                     1999     1998      1999     1998      1999     1998
                   =======  =======   =======  =======   =======  =======
                                   (Dollars in thousands)

Service costs      $ 1,350  $ 1,069   $ 1,827  $ 1,806   $ 3,335  $ 3,016
Interest costs       3,850    3,650     7,700    7,300    14,085   13,071
Expected return
 on plan assets        (50)     (50)     (100)    (100)     (216)    (100)
Amortization of
 transition
 obligation
 over twenty years   2,675    2,675     5,350    5,350    10,748   10,693
Amortization of
 prior service cost     75       75       150      150       279      429
Amortization of
 actuarial (gain)   (1,150)  (1,375)   (2,300)  (2,750)   (5,336)  (6,542)
                   -------  -------   -------  -------   -------  -------
                   $ 6,750  $ 6,044   $12,627  $11,756   $22,895  $20,567
                   =======  =======   =======  =======   =======  =======


      Assumptions used in the determination of 1999 and 1998 net periodic postretirement benefit costs were as follows:


                                                     1999         1998
                                                     =====        =====

Discount rate                                        7.00%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Assumed annual rate of increase in health
 care benefits                                       7.00%        8.00%
Assumed ultimate trend rate                          5.00%        5.00%


      The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at January 1, 1998 by approximately $25.8 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.6 million and $1.2 million for the three-month and six-month periods ended June 30, 1999. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at January 1, 1999 by approximately $20.0 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.4 million and $0.9 million for the three-month and six-month periods ended June 30, 1999. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(8) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT JUNE 30, 1999 AND DECEMBER 31, 1998 (SEE NOTE 7):


                                                                Redemption
                                                                 Price at
                                   June 30,     December 31,     June 30,
                                     1999           1998           1999
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series - 209,044 and
  209,051 shares outstanding,
  respectively                    $    20,904   $     20,905        $101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000        $100.00

 4.22% series -  106,198 shares
  outstanding                          10,620         10,620        $101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000        $102.00

 7.44% series -   41,890 shares
  outstanding                           4,189          4,189        $101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484        $101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   June 30 1999), Series A
   (stated value $50 per share)
   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,115   $     81,116
                                 ============   ============

      During the period July 1, 1997 to June 30, 1999 there were no additional issuances of the above preferred stocks. The foregoing preferred stocks are redeemable in whole or in part, at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(9)  REDEEMABLE PREFERRED STOCKS OUTSTANDING AT JUNE 30, 1999 AND
DECEMBER 31, 1998  (SEE NOTE 7):

      Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana, excluding sinking fund payments due within one year were as follows:


                                                     June 30,    December 31,
                                                      1999           1998
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 37,500 and 50,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year              $      3,750   $      5,000

  7-3/4% series - 33,352 shares outstanding,
   excluding sinking fund payments due within
   one year                                              3,335          3,335

  8.35% series - 51,000 shares outstanding,
   excluding sinking fund payments due within
   one year                                              5,100          5,100

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     55,185   $     56,435
                                                  ============   ============

      The redemption prices at June 30, 1999, as well as sinking fund provisions for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:


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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


      Sinking fund requirements with respect to redeemable preferred stocks for the next five years, not reflecting redemptions made after June 30, 1999, were as follows:


Twelve Months Ended June 30,
==================================
      (Dollars in thousands)

2000                       $ 1,828
2001                       $ 1,828
2002                       $ 1,828
2003                       $44,828
2004                       $   578


      Sinking fund payments due within one year are reported under the caption "Other accruals" in the Consolidated Balance Sheets.

(10) COMMON SHARE DIVIDEND: Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of the earned surplus or net profits of Northern Indiana. At June 30, 1999, Northern Indiana had approximately $144.2 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

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

      At June 30, 1999, there were 2.5 million shares reserved for future awards under the 1994 Plan. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at June 30, 1999. Under the Plans, the exercise price of each option equals the market price of NiSource's common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      Stock appreciation rights (SARs) may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, NiSource's common shares, or a combination thereof. There were no SARs outstanding at June 30, 1999. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant, and vesting varies from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1997 and 1998 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 537,166 and 534,666 restricted shares outstanding at June 30, 1999 and December 31, 1998, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against income for restricted stock awards was $0.2 million and $0.2 million for the three-month, $0.4 and $0.4 million for the six-month and $0.8 million and $0.7 million for the twelve-month periods ending June 30, 1999 and June 30, 1998, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," Northern Indiana's net income would have been reduced to the following pro forma amounts:


                   Three Months         Six Months           Twelve Months
                      Ended                Ended                Ended
                     June 30,             June 30,             June 30,
                ------------------   ------------------   -------------------
                  1999      1998       1999      1998       1999       1998
                ========  ========   ========  ========   ========   ========
                                   (Dollars in thousands)

Net Income:
 As reported    $ 40,756  $ 39,802   $110,148  $105,576   $224,752   $203,136
 Pro forma      $ 40,352  $ 39,588   $109,340  $105,148   $223,255   $202,282



      The fair value of each option granted as used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the twelve-month periods ended June 30, 1999 and June 30, 1998: risk-free interest rate of 5.29% and 6.29%, respectively; expected dividend yield per share of $0.96 and $0.87, respectively; expected option term of 5.4 and 5.25 years, respectively; and expected volatilities of 13.09% and 12.7%, respectively. The weighted average fair value of options granted to all plan participants was $4.28 and $2.66 for the twelve-month periods ended June 30, 1999 and June 30, 1998, respectively. There were 607,000 and 533,600 non-qualified stock options granted to all plan participants for the twelve-month periods ended June 30, 1999 and June 30, 1998, respectively.

(13) LONG-TERM DEBT: At June 30, 1999 and December 31, 1998, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:


                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                                  June 30,    December 31,
                                                   1999           1998
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series T, 7-1/2%, due April 1, 2002           $     39,000   $     39,000
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                            94,000         94,000
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    16,500         16,500
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 3.18% weighted
  average at June 30, 1999, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.25% weighted average at
  June 30, 1999, due November 1, 2007                24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.45% at June 30, 1999,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.45% at June 30, 1999,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.45% at June 30, 1999,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           239,500        239,500
                                               ------------   ------------
Medium-term notes -
 Interest rates between 6.50% and 7.69% with
  a weighted average interest rate of 7.05%
  and various maturities between
  August 15, 2001 and August 4, 2027                593,025        748,025
                                         ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,339)        (3,566)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $    923,186   $  1,077,959
                                               ============   ============

      The sinking fund requirements and maturities of long-term debt for the next five years were as follows as of June 30, 1999:


Twelve Months Ended June 30,
=================================
      (Dollars in thousands)

2000                     $157,000
2001                     $  3,000
2002                     $ 73,500
2003                     $ 58,500
2004                     $ 76,000

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

      Northern Indiana is authorized to issue and sell up to $217,692,000 of its Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of June 30, 1999, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

(14) CURRENT PORTION OF LONG-TERM DEBT: At June 30, 1999 and December 31, 1998, Northern Indiana's current portion of long-term debt due within one year was as follows:


                                                June 30,       December 31,
                                                 1999              1998
                                             ============      ============
                                                 (Dollars in thousands)
First mortgage bonds -
 Series P, 6-7/8% - due October 1, 1998      $          0      $          0
Medium-term notes -
 Interest rate 6.10% and 6.90% with
  a weighted average interest rate of
  6.80% and maturities of March 20, 2000
  June 1, 2000                                    155,000                 0
Sinking funds due within one year                   2,000             2,000
                                             ------------      ------------
   Total current portion of long-term debt   $    157,000      $      2,000
                                             ============      ============

(15) SHORT-TERM BORROWINGS: Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days upon the request of Northern Indiana and agreements by the banks. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. As of June 30, 1999, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $14.2 million in lines of credit which run until May 31, 2000. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of June 30, 1999, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1999 and December 31, 1998, $18.2 million and $40.5 million of borrowings were outstanding, respectively, under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1999 and December 31, 1998, there were no borrowings outstanding under this facility.

      At June 30, 1999 and December 31, 1998, Northern Indiana's short-term borrowings were as follows:


                                               June 30,        December 31,
                                                 1999              1998
                                             ============      ============
                                                 (Dollars in thousands)

Commercial paper -
 Weighted average interest rate of 5.05%
  at June 30, 1999                           $     50,000      $     85,600
Notes payable -
 Issued at interest rates between 4.95%
  and 5.06% with a weighted average
  interest rate of 5.11% and maturities
  of July 1, 1999 and July 8, 1999                 18,200            40,500
                                             ------------      ------------
Total short-term borrowings                  $     68,200      $    126,100
                                             ============      ============

(16) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NiSource Development Company, Inc., a subsidiary of NiSource, at a current annual rental payment of approximately $3.4 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1999:



Twelve Months Ended June 30,
=============================
   (Dollars in thousands)

2000                 $  6,472
2001                    6,036
2002                    6,036
2003                    6,036
2004                    5,388
Later years            28,561
                     --------
Total minimum
 payments required   $ 58,529
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:


                              June 30,       June 30,
                                1999           1998
                            ============   ============
                              (Dollars in thousands)

Three months ended               $ 2,625        $ 2,331
Six months ended                 $ 5,291        $ 4,479
Twelve months ended              $10,203        $ 8,127

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

      NATURAL GAS COMMODITY RISK MANAGEMENT. Commodity futures, options and swaps are used to hedge the impact of natural gas price fluctuations related to business activities, including price risk related to the physical location of the natural gas (basis risk). As of June 30, 1999, open derivative financial instruments represented hedges of natural gas sales of 4.1 billion cubic feet (Bcf), and natural gas purchases and inventories of 3.1 Bcf. The net deferred gains on these derivative financial instruments was not material.

      ENERGY TRADING ACTIVITIES. Energy trading contracts, which include forwards, futures, options and swaps, are used in connection with energy trading activities and may involve the delivery of energy. The net open positions for these energy trading contracts were not significant as of June 30, 1999.

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

      The carrying values and estimated fair values of financial instruments were as follows:

                               June 30, 1999           December 31, 1998
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $    8,777  $    8,777   $   19,541  $   19,541
Investments                $      251  $      251   $      251  $      251
Long-term debt (including
 current portion)          $1,080,186  $1,056,240   $1,079,959  $1,137,657
Preferred stock (including
 current portion)          $  138,128  $  126,887   $  139,379  $  136,316


      Northern Indiana is subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 3% of gas revenues (including transportation services) and 16% of electric revenues for the twelve months ended June 30, 1999 as compared to 3% and 19%, respectively, for the twelve months ended June 30, 1998.

(21) BUSINESS SEGMENTS: Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      Northern Indiana's reportable operating segments include regulated gas and electric services. Northern Indiana supplies gas and electric services to residential, commercial and industrial customers. The other category includes gas exploration, real estate transactions, and non-utility revenues and expenses.

      Reportable segments are operations that are managed separately and meet the quantitative thresholds.

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

For the Three Months                                      Adjust-
Ended June 30, 1999        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $104,378  $  277,380  $      0  $      0  $  381,758
Other income (deductions)$    169  $      236  $    749  $    (38) $    1,116
Depreciation and
 amortization            $ 18,587  $   39,473  $      0  $      0  $   58,060
Income before interest
 and utility income
 taxes                   $ (5,746) $   85,132  $    699  $     12  $   80,097
Assets                   $824,797  $2,738,709  $      0  $      0  $3,563,506
Capital expenditures     $ 11,999  $   41,237  $      0  $      0  $   53,236

For the Three Months                                      Adjust-
Ended June 30, 1998         Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $ 98,859  $  271,611  $      0  $      0  $  370,470
Other income (deductions)$    171  $       85  $ (1,502) $    (22) $   (1,268)
Depreciation and
 amortization            $ 17,845  $   38,955  $      0  $      0  $   56,800
Income before interest
 and utility income
 taxes                   $ (3,968) $   86,964  $ (1,475) $    (49) $   81,472
Assets                   $854,059  $2,713,033  $      0  $      0  $3,567,092
Capital expenditures     $ 14,237  $   32,655  $      0  $      0  $   46,892

For the Six Months                                       Adjust-
Ended June 30, 1999        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $351,081  $  537,263  $      0  $      0  $  888,344
Other income (deductions)$    782  $      364  $ (1,063) $    (38) $       45
Depreciation and
 amortization            $ 37,150  $   79,048  $      0  $      0  $  116,198
Income before interest
 and utility income
 taxes                   $ 49,944  $  158,958  $ (1,113) $     12  $  207,801
Assets                   $824,797  $2,738,709  $      0  $      0  $3,563,506
Capital expenditures     $ 21,194  $   65,515  $      0  $      0  $   86,709

For the Six Months                                        Adjust-
Ended June 30, 1998         Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $317,589  $  511,797  $      0  $      0  $  829,386
Other income (deductions)$    753  $      170  $ (2,746) $    (53) $   (1,876)
Depreciation and
 amortization            $ 35,598  $   77,722  $      0  $      0  $  113,320
Income before interest
 and utility income
 taxes                   $ 41,341  $  164,373  $ (2,783) $    (16) $  202,915
Assets                   $854,059  $2,713,033  $      0  $      0  $3,567,092
Capital expenditures     $ 23,450  $   56,752  $      0  $      0  $   80,202

For the Twelve Months                                     Adjust-
Ended June 30, 1999         Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $605,977  $1,101,584  $      0  $      0  $1,707,561
Other income (deductions)$  1,425  $      743  $ (3,700) $   (136) $   (1,668)
Depreciation and
 amortization            $ 73,259  $  158,166  $      0  $      0  $  231,425
Income before interest
 and utility income
 taxes                   $ 67,966  $  360,102  $ (3,721) $   (115) $  424,232
Assets                   $824,797  $2,738,709  $      0  $      0  $3,563,506
Capital expenditures     $ 54,288  $  126,819  $      0  $      0  $  181,107

For the Twelve Months                                     Adjust-
Ended June 30, 1998         Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $638,673  $1,039,002  $      0  $      0  $1,677,675
Other income (deductions)$  1,002  $      547  $ (5,515) $   (124) $   (4,090)
Depreciation and
 amortization            $ 70,395  $  154,461  $      0  $      0  $  224,856
Income before interest
 and utility income
 taxes                   $ 64,740  $  337,492  $ (5,603) $    (36) $  396,593
Assets                   $854,059  $2,713,033  $      0  $      0  $3,567,092
Capital expenditures     $ 55,118  $   97,938  $      0  $      0  $  153,056


      The following table reconciles total reportable segment income before interest and utility income taxes to net income for three-month, six-month and twelve-month periods ended June 30, 1999 and 1998:

                    Three Months          Six Months         Twelve Months
                   Ended June 30,       Ended June 30,       Ended June 30,
                 ------------------   ------------------   ------------------
                   1999      1998       1999      1998       1999     1998
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

                                                           <C
Income before
 interest and
 utility income
 taxes           $ 80,097  $ 81,472   $207,801  $202,915   $424,232  $396,593

Interest           17,986    19,236     36,598    38,988     75,990    79,913

Utility income
 taxes             21,355    22,434     61,055    58,351    123,490   113,544
                 --------  --------   --------  --------   --------  --------
Net income       $ 40,756  $ 39,802   $110,148  $105,576   $224,752  $203,136
                 ========  ========   ========  ========   ========  ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OPERATING REVENUES -

      TWELVE MONTHS ENDED JUNE 30, 1999. Total operating revenues for the twelve months ended June 30, 1999 were $29.9 million higher than for the twelve months ended June 30, 1998, representing a 1.8% increase. Gas revenues were $606.0 million, which represented a $32.7 million decrease from the comparable period for 1998. This decrease occurred mainly due to decreased sales to residential and commercial customers as a result of unusually warm weather during the fourth quarter of 1998, decreased industrial sales, decreased gas cost per dekatherm (dth) and decreased gas transition costs, partially offset by increased wholesale sales and increased deliveries of gas transported for others. Electric revenues were $1,101.6 million, which represented a $62.6 million increase from the comparable period for 1998. This increase occurred mainly due to increased sales to residential and commercial customers as a result of warmer weather during the third quarter of 1998 and increased wholesale transactions, partially offset by decreased sales to industrial customers and decreased fuel costs.

      SIX MONTHS ENDED JUNE 31, 1999. Total operating revenues for the six months ended June 30, 1999 were $59.0 million higher than for the six months ended June 30, 1999, representing a 7.1% increase. Gas revenues were $351.0 million, which represented a 10.5% increase from the comparable period for 1998. This increase occurred primarily due to increased sales to residential customers as a result of colder weather during the period, increased deliveries of gas transported for others and increased wholesale sales partially offset by decreased gas cost per dth and decreased gas transition costs. Electric revenues were $537.3 million, which represented a $25.5 million increase from the comparable period for 1998. This increase was mainly attributable to increased sales to residential and commercial customers and increased wholesale transactions, partially offset by decreased fuel costs decreased industrial sales.

     THREE MONTHS ENDED JUNE 30, 1999. Total operating revenues for the three months ended June 30, 1999 were $11.3 million higher than for the three months ended June 30, 1999, representing a 3.0% increase. Gas revenues were $104.4 million, which represented a 5.6% increase from the comparable period for 1998. This increase occurred primarily due to increased sales to residential customers as a result of colder weather during the period, increased deliveries of gas transported for others, increased wholesale sales and increased gas cost per dth, partially offset by decreased gas transition costs. Electric revenues were $277.4 million, which represented a $5.8 million increase from the comparable period for 1998. This increase was mainly attributable to increased sales to commercial customers, increased wholesale transactions partially offset by decreased fuel costs and decreased industrial sales.

      The basic steel industry accounted for 37% of natural gas delivered (including volumes transported) and 26% of electric sales during the twelve months ended June 30, 1999.

      The components of the variations in gas and electric revenues are shown in the following table:


                                                   Variations
                                                      from
                                                  Prior Periods
                                        ---------------------------------
                                                  June 30, 1999
                                                   Compared to
                                                  June 30, 1998
                                          Three        Six       Twelve
                                         Months       Months     Months
                                        =========   =========   =========
                                             (Dollars in thousands)

Gas Revenue Changes -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $  (7,083)  $ (24,035)  $ (63,345)
 Gas transition costs                      (1,078)     (2,226)    (10,921)
 Changes in sales levels                   13,075      39,836      12,853
 Gas transported                           (3,026)        522       6,211
 Wholesale gas                              3,631      19,395      22,506
                                        ---------   ---------   ---------
Total Gas Revenue Change                $   5,519   $  33,492   $ (32,696)
                                        ---------   ---------   ---------
Electric Revenue Changes-
 Pass through of net changes in
  fuel costs                            $  (3,500)  $  (2,816)  $  (8,652)
 Changes in sales levels                    4,209      11,184      26,302
 Wholesale electric                         5,060      17,098      44,932
                                        ---------   ---------   ---------
Total Electric Revenue Change           $   5,769   $  25,466    $ 62,582
                                        ---------   ---------   ---------

  Total Revenue Change                  $  11,288   $  58,958    $ 29,886
                                        =========   =========   =========

      You can find information about the gas adjustment factor that Northern Indiana applies to its sales rates in Note 2, "Summary of Accounting Policies
- Gas Cost Adjustment Clause" to the Consolidated Financial Statements.

COST OF SALES -

      Cost of sales consists of gas costs, costs of fuel for electric production and costs of power purchased.

      GAS COSTS. Gas costs for the twelve months ended June 30, 1999, decreased by $37.5 million, or by 9.9%, from the twelve months ended June 30, 1998. This decrease resulted due to decreased gas cost per dth and decreased gas transition costs, partially offset by increased gas purchased. Gas costs for the six months ended June 30, 1999 increased by $19.9 million, or by 11.1%, from the six months ended June 30, 1998. This increase occurred as a result of increased gas purchases during the period, partially offset by decreased gas cost per dth and decreased gas transition costs. Gas costs for the three months ended June 30, 1999 increased by $5.1 million, or by 9.2%, from the three months ended June 30, 1998. This increase occurred as a result of increased gas purchases during the period, partially offset by decreased gas cost per dth and decreased gas transition costs.

      FUEL AND PURCHASED POWER. The cost of fuel used for electric generation during the twelve months ended June 30, 1999 was $1.0 million lower than the cost of fuel used during the twelve months ended June 30, 1998, mainly due to decreased fuel costs per kilowatt-hour (kwh), partially offset by increased electric generation of 2.6%. The average cost per kwh generated decreased by 2.9% from 1.55 cents per kwh during the twelve months ended June 30, 1998, to
1.50 cents per kwh for the comparable period for 1999. The cost of fuel used for electric generation during the six months ended June 30, 1999 was $5.1 million lower than the cost of fuel used during the six months ended June 30, 1998, mainly due to decreased fuel costs of 4.2% and decreased electric generation of 1.3%. The average cost per kwh generated during the six months ended June 30, 1999 decreased by 2.9% from 1.52 cents per kwh to 1.47 cents per kwh from the comparable period for 1998. The cost of fuel used for electric generation during the three months ended June 30, 1999 was $7.8 million lower than the cost of fuel used during the three months ended
June 30, 1998, mainly due to decreased fuel costs of 11.9% and decreased electric generation of 7.1%. The average cost per kwh generated during the three months ended June 30, 1999 decreased by 5.2% from 1.55 cents per kwh to
1.47 cents per kwh from the comparable period for 1998.

      Northern Indiana spent $35.8 million more during the twelve months ended June 30, 1999 than during the comparable period in 1998 to purchase power, primarily due to increased purchases of 179.8%, partially offset by an 26.4% decrease in the cost per kwh. Power purchased increased by $27.7 million for the six-month period ended June 30, 1998, reflecting increased bulk power purchases of 371.4%, partially offset by an 42.2% decrease in the cost per kwh. Power purchased increased by $14.5 million for the three-month period ended June 30, 1998, reflecting increased bulk power purchases of 336.4%, partially offset by an 50.2% decrease in the cost per kwh.

OPERATING MARGINS -

      TWELVE MONTHS ENDED JUNE 30, 1999. Operating margins for the twelve months ended June 30, 1999 were $32.6 million higher than for the twelve months ended June 30, 1998, representing a 3.2% increase. Gas operating margin was $4.8 million higher than in the comparable period for 1998. This increase occurred mainly as a result of increased wholesale sales and increased deliveries of gas transported for others, partially offset by decreased sales to residential and commercial customers, reflecting unusually warm weather during the fourth quarter of 1998 and decreased sales to industrial customers. Electric operating margin was $786.4 million, which represented a $27.8 million increase from the comparable for 1998. This increase occurred mainly due to increased sales to residential and commercial customers due to warmer weather during the third quarter of 1998 and increased wholesale transactions, partially offset by decreased industrial sales.

      SIX MONTHS ENDED JUNE 30, 1999. Operating margins for the six months ended June 30, 1999 were $16.5 million higher than the six months ended
June 30, 1998, representing a 3.2% increase. Gas operating margin was $13.6 million higher than in the comparable period for 1998. This increase occurred mainly as a result of increased sales to residential customers reflecting colder weather during the first quarter of 1999, increased wholesale sales and increased deliveries of gas transported for others. Electric operating margin was $377.6 million, which represented a $2.9 million increase from the comparable period for 1998. This increase occurred mainly due to increased sales to residential and commercial customers and wholesale transactions, partially offset by decreased industrial sales.

     THREE MONTHS ENDED JUNE 30, 1999. Operating margins for the three months ended June 30, 1999 were $0.5 million lower than the three months ended June 30, 1998. Gas operating margin was relatively unchanged. Electric operating margin was $192.8 million, which represented a $1.0 million decrease from the comparable period for 1998. This decrease occurred mainly due to decreased sales to residential customers and decreased wholesale transactions.

OPERATING EXPENSES AND TAXES -

      Operating expenses and taxes (except income) consists of operations expenses, maintenance expenses, depreciation and amortization expenses and taxes (except income).

      OPERATIONS EXPENSE. Operation expenses for the twelve months ended June 30, 1999 were $1.4 million higher than in the twelve months ended
June 30, 1998. Operation expenses were higher primarily as a result of increased employee related costs. Operation expenses for the six months ended June 30, 1999 were $8.8 million higher than for the six months ended June 30, 1998. Operation expenses were higher in the six-month period primarily as a result of increased employee related costs of $5.7 million and increased property and liability claims of $1.7 million. Operation expenses for the three months ended June 30, 1999 were $3.3 million higher than for the three months ended June 30, 1998. Operation expenses were higher in the three-month period primarily as a result of increased employee related costs of $1.7 million and sales activity of $1.3 million.

      MAINTENANCE EXPENSE. Maintenance expenses for the twelve months ended June 30, 1999 were $3.6 million lower than in the twelve months ended June 30, 1998. Maintenance expenses were lower primarily as a result of decreased electric production facility maintenance costs of $2.9 million and decreased gas distribution facility maintenance of $1.0 million. Maintenance expenses for the six months ended June 30, 1999 were relatively unchanged from the six months ended June 30, 1998. Maintenance expenses for the three months ended June 30, 1999 were $1.2 million lower than in the three months ended June 30, 1998. Maintenance expenses were lower primarily as a result of decreased electric production facility maintenance costs.

      DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses for the twelve months ended June 30, 1999 were $6.6 million higher than in the comparable period for 1998. These higher expenses primarily related to increased depreciation expense as a result of increased depreciable plant. Depreciation and amortization expenses for the six months ended
June 30, 1999 were $2.9 million higher than in the comparable period for 1998. These higher expenses primarily related to increased depreciation expense as a result of increased depreciable plant. Depreciation and amortization expenses for the three months ended June 30, 1999 were $1.3 million higher than in the comparable period for 1998. These higher expenses primarily related to increased depreciation expense as a result of increased depreciable plant.

OTHER INCOME (DEDUCTIONS)

     Other Income (Deductions) for the three-month, six-month and twelve-month periods ended June 30, 1999 increased by $2.4, $1.9 and $2.4 million, respectively, from the comparable periods for 1998 primarily as a result of power trading activities which began in early 1999.

INTEREST CHARGES -

      Interest charges for the three-month, six-month and twelve-month periods ended June 30, 1999 were $1.3, 2.4 and $3.9 million lower, respectively, than in the comparable periods for 1998. These decreases resulted primarily due to decreased long term debt outstanding during the three-month, six-month and twelve-month periods ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES -

      Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. But because the utility and utility construction business is seasonal in nature, commercial paper is occasionally issued for short-term financing. As of June 30, 1999 and December 31, 1998, $50.0 million and $85.6 million of commercial paper was outstanding, respectively. The weighted average interest rate of commercial paper outstanding as of June 30, 1999 was 5.05%.

      Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 1999, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days upon the request of Northern Indiana and agreements by the banks. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. As of June 30, 1999, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $14.2 million in lines of credit which run until May 31, 2000. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of June 30, 1999, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $273.5 million of money market lines of credit. As of June 30, 1999 and December 31, 1998, $18.2 million and $40.5 million of borrowings were outstanding, respectively, under these lines of credit.

      Northern Indiana has a $50 million uncommitted finance facility. At June 30, 1999 and December 31, 1998, there were no borrowings outstanding under this facility.

      CONSTRUCTION PROGRAM. Future commitments with respect to its construction program are expected to be met through internally generated funds.

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

      A portion of customer sales contracts are based upon a fixed sales price with varying volumes that ultimately depend on a customer's supply requirements. Financial derivatives are used based on modeling techniques in order to anticipate future supply requirements. Nonetheless, Northern Indiana remains exposed to price risk for the difference between a customer's actual supply requirements and those requirements predicted by the models.

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

YEAR 2000 COSTS -

      RISKS. Year 2000 issues address the ability of electronic processing equipment to process date sensitive information and recognize the last two digits of a date as occurring in or after the year 2000. Any failure in any system may result in material operational and financial risks. Possible scenarios include a system failure in a generating plant, an operating disruption or delay in transmission or distribution, or an inability to interconnect with the systems of other utilities. In addition, while it is anticipated that mission-critical systems will be year 2000 compliant in a timely fashion, it cannot guarantee the compliance of systems operated by other companies upon which it depends. For example, the ability of an electric company to provide electricity to its customers depends upon a regional electric transmission grid, which connects the systems of neighboring utilities to support the reliability of electric power within the region. If one company's system is not year 2000 compliant, then a failure could affect the reliability of all providers within the grid, including Northern Indiana. Similarly, gas operations depend on natural gas pipelines that are not owned or controlled, and any non-compliance by a company owning or controlling those pipelines may affect Northern Indiana's ability to provide gas to its customers. Failure to achieve year 2000 readiness could have a material adverse affect on results of operations, financial position and cash flows.

      The program to address risks associated with the year 2000 is continuing. The focus is on both information technology (IT) and non-IT systems, and substantial progress has been made in preparing these systems for proper functioning in the year 2000.

      STATE OF READINESS. The year 2000 program consists of four phases: inventory (identifying systems potentially affected by the year 2000), assessment (testing identified systems), remediation (correcting or replacing non-compliant systems) and validation (evaluating and testing remediated systems to confirm compliance). Northern Indiana has completed the remediation and validation phases for all of its mission-critical systems. Northern Indiana has completed the inventory and assessment phases for all of its non-IT mission-critical systems and has scheduled remediation (including replacement) and validation for its non-IT mission-critical systems throughout 1999. Substantial completion of mission-critical year 2000 efforts was completed in June 1999, with the year 2000 program concluding in the fourth quarter of 1999.

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

      CONTINGENCY PLANS. Northern Indiana currently is in the process of structuring its contingency plans to address the possibility that any mission-critical system upon which it depends, including those controlled by outside parties, will be non-compliant. This includes identifying alternative suppliers and vendors, conducting staff training and developing communication plans. In addition, the ability to maintain or restore service in the event of a power failure or operating disruption or delay is being evaluated, along with the limited ability to mitigate the effects of a network failure by isolating its own network from the non-compliant segments of the greater network. These contingency plans were completed during the second quarter 1999; however, the contingency plans will be under review during the third and fourth quarters of 1999.

      ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS REPORT ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

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






Date August 13, 1999