Form 10-Q
period 1999-09-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 1999-11-12
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1999

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

      As of October 31, 1999, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                                     PART 1.
                              FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheets of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NiSource Inc.) and subsidiaries as of September 30, 1999, and December 31, 1998, and the related consolidated statements of income, retained earnings and cash flows for the three, nine and twelve month periods ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of September 30, 1999, and December 31, 1998, and the results of their operations and their cash flows for the three, nine and twelve month periods ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
November 9, 1999


CONSOLIDATED BALANCE SHEETS

                                            September 30,  December 31,
ASSETS                                          1999           1998
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $192,761 AND $149,426 RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,217,811   $  4,154,060
  Gas                                          1,311,413      1,272,483
  Common                                         365,101        364,822
                                            ------------   ------------
                                               5,894,325      5,791,365
    Less - Accumulated depreciation
     and amortization                          2,943,983      2,804,720
                                            ------------   ------------
      Total Utility Plant                      2,950,342      2,986,645
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                     2,636            519
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                         7,813         19,541
 Accounts receivable, less reserve of
  $8,442 and $4,458, respectively (Note 2)       133,032        104,445
 Fuel cost adjustment clause (Note 2)              5,715              0
 Gas cost adjustment clause (Note 2)              12,666         44,044
 Materials and supplies, at average cost          52,219         51,554
 Electric production fuel, at average cost        23,091         32,402
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         49,384         50,859
 Prepayments and other                            25,029         31,056
                                            ------------   ------------
      Total Current Assets                       308,949        333,901
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      200,958        203,722
 Prepayments and other (Note 5)                  149,491        127,162
                                            ------------   ------------
      Total Other Assets                         350,449        330,884
                                            ------------   ------------
                                             $ 3,612,376   $  3,651,949
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS
                                            September 30,  December 31,
CAPITALIZATION AND LIABILITIES                  1999           1998
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized 75,000,000 shares,
  issued and outstanding
  73,282,258 shares (Note 11)               $    859,488   $    859,488
 Additional paid-in capital                       12,525         12,524
 Retained earnings (see accompanying
  statement) (Note 10)                           146,289        146,138
                                            ------------   ------------
 Common shareholder's equity                   1,018,302      1,018,150
 Cumulative preferred stocks,
  (excluding amounts due within one
  year) (Note 7)
   Series without mandatory redemption
    provisions (Note 8)                           81,114         81,116
   Series with mandatory redemption
    provisions (Note 9)                           54,585         56,435
 Long-term debt excluding amounts due
  within one year (Note 13)                      922,800      1,077,959
                                            ------------   ------------
      Total Capitalization                     2,076,801      2,233,660
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 14)                                 157,000          2,000
 Short-term borrowings (Note 15)                  89,110        126,100
 Accounts payable                                143,750        142,414
 Dividends declared on common and
  preferred stocks                                59,028         63,101
 Customer deposits                                22,887         20,178
 Taxes accrued                                    73,368         88,401
 Interest accrued                                 15,023          9,118
 Fuel adjustment clause                                0          6,279
 Accrued employment costs                         40,975         44,223
 Other accruals                                   47,823         28,546
                                            ------------   ------------
      Total Current Liabilities                  648,964        530,360
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 4)                  600,670        608,935
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 4)                                        87,348         92,693
 Deferred credits                                 50,044         48,084
 Accrued liability for postretirement
  benefits (Note 6)                              137,051        127,115
 Other noncurrent liabilities                     11,498         11,102
                                            ------------   ------------
      Total Other Liabilities                    886,611        887,929
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 16 and 17)
                                            $  3,612,376   $  3,651,949
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months              Nine Months
                              Ended September 30,      Ended September 30,
                            ----------------------   ----------------------
                               1999        1998         1999        1998
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2 and 20)
  Gas                       $   84,156  $   71,773   $  435,237   $ 389,362
  Electric                     324,940     311,512      862,203     823,309
                            ----------  ----------   ----------  ----------
                               409,096     383,285    1,297,440   1,212,671
                            ----------  ----------   ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                      52,761      39,304      250,998     217,678
 Fuel for electric
  generation                    72,092      72,246      188,020     193,263
 Power purchased                28,181      17,001       71,899      33,048
                            ----------  ----------   ----------  ----------
                               153,034     128,551      510,917     443,989
                            ----------  ----------   ----------  ----------
Operating Margin               256,062     254,734      786,523     768,682
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     53,215      64,211      185,955     188,128
  Maintenance (Note 2)          14,515      15,180       50,226      50,501
  Depreciation and
   amortization (Note 2)        58,422      57,327      174,620     170,647
  Taxes (except income)         17,751      17,901       55,807      54,500
                            ----------  ----------   ----------  ----------
                               143,903     154,619      466,608     463,776
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes          112,159     100,115      319,915     304,906
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 4)                       33,029      28,077       94,084      86,428
                            ----------  ----------   ----------  ----------
Operating Income                79,130      72,038      225,831     218,478
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                        1,681      (1,061)       1,726      (2,937)
                            ----------  ----------   ----------  ----------
Interest:
 Interest on long-term debt     16,951      17,403       50,544      52,714
 Other interest                    708       1,302        1,642       2,879
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,037       1,043        3,108       3,143
                            ----------  ----------   ----------  ----------
                                18,696      19,748       55,294      58,736
                            ----------  ----------   ----------  ----------
Net Income                      62,115      51,229      172,263     156,805

Dividend requirements on
 preferred shares                2,021       2,072        6,112       6,265
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   60,094  $   49,157   $  166,151  $  150,540
                            ==========  ==========   ==========  ==========
Dividends declared          $   58,000  $   55,000   $  166,000  $  150,000
                            ==========  ==========   ==========  ==========


                                 Twelve Months
                              Ended September 30,
                            ----------------------
                               1999        1998
                            ==========  ==========
                            (Dollars in thousands)

Operating Revenues:
 (Notes 2, 3 and 20)
  Gas                       $  618,360  $  628,940
  Electric                   1,115,012   1,071,293
                            ----------  ----------
                             1,733,372   1,700,233
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     354,353     367,794
 Fuel for electric
  generation                   245,406     253,786
 Power purchased                80,841      37,701
                            ----------  ----------
                            680,600     659,281
                            ----------  ----------
Operating Margin             1,052,772   1,040,952
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    243,747     248,379
  Maintenance (Note 2)          65,027      68,715
  Depreciation and
   amortization (Note 2)       232,520     225,622
  Taxes (except income)         73,534      72,223
                            ----------  ----------
                               614,828     614,939
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          437,944     426,013
                            ----------  ----------
Utility Income Taxes
 (Note 4)                      128,442     122,339
                            ----------  ----------
Operating Income               309,502     303,674
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                        1,074      (4,110)
                            ----------  ----------
Interest:
 Interest on long-term debt     67,502      70,741
 Other interest                  3,287       4,262
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,149       4,195
                            ----------  ----------
                                74,938      79,198
                            ----------  ----------
Net Income                     235,638     220,366

Dividend requirements on
 preferred shares                8,182       8,386
                            ----------  ----------
Balance available
 for common shares          $  227,456  $  211,980
                            ==========  ==========
Dividends declared          $  228,000  $  205,000
                            ==========  ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                     Three Months        Nine Months         Twelve Months
                  Ended September 30, Ended September 30, Ended September 30,
                  ------------------- ------------------- -------------------
                     1999      1998      1999      1998      1999      1998
                  ========= ========= ========= ========= ========= =========
                                    (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD           $ 144,195 $ 152,676 $ 146,138 $ 146,293 $ 146,833 $ 139,853

ADD:
 Net income          62,115    51,229   172,263   156,805   235,638   220,366
                  --------- --------- --------- --------- --------- ---------
                    206,310   203,905   318,401   303,098   382,471   360,219
                  --------- --------- --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series        223       222       667       667       889       889
   4-1/2% series         90        90       270       270       360       360
   4.22%  series        113       113       337       337       448       448
   4.88%  series        122       122       366       366       488       488
   7.44%  series         77        77       233       233       312       312
   7.50%  series         65        65       196       196       261       261
   8.85%  series        111       138       351       433       489       599
   7-3/4% series         70        82       210       243       286       330
   8.35%  series         96       109       321       359       434       484
   6.50%  series        699       699     2,096     2,096     2,795     2,795
   Adjustable
    Rate,
    Series A            355       355     1,065     1,065     1,420     1,420
Common shares        58,000    55,000   166,000   150,000   228,000   205,000
                  --------- --------- --------- --------- --------- ---------
                     60,021    57,072   172,112   156,265   236,182   213,386
                  --------- --------- --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD        $ 146,289 $ 146,833 $ 146,289 $ 146,833 $ 146,289 $ 146,833
                  ========= ========= ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Three Months
                                                      Ended September 30,
                                                   ------------------------
                                                      1999          1998
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   62,115    $   51,229

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        58,422        57,327
  Deferred federal and state income
   taxes, net                                           3,287        (6,557)
  Deferred investment tax credits, net                 (1,782)       (1,783)
  Other, net                                          (12,555)          475
  Change in certain assets and liabilities -
   Accounts receivable, net                             1,260        18,675
   Electric production fuel                             3,871        (1,041)
   Materials and supplies                                (625)        1,608
   Natural gas in storage                             (23,825)      (25,725)
   Accounts payable                                    16,678         3,667
   Taxes accrued                                      (16,977)       10,801
   Fuel adjustment clause                              (8,452)        2,428
   Gas cost adjustment clause                         (19,731)       (5,021)
   Accrued employment costs                             3,585         4,178
   Other accruals                                      14,548          (264)
  Other, net                                            4,645          (729)
                                                   ----------    ----------
    Net cash provided by operating activities          84,464       109,268
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (46,447)      (43,453)
  Other, net                                           (3,881)          973
                                                   ----------    ----------
    Net cash used in investing activities             (50,328)      (42,480)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Net change in short-term debt                        20,910       (18,900)
  Retirement of long-term debt                           (500)         (500)
  Retirement of preferred shares                         (601)         (600)
  Cash dividends paid on common shares                (53,000)      (49,000)
  Cash dividends paid on preferred shares              (2,023)       (2,087)
  Other, net                                              114           112
                                                   ----------    ----------
    Net cash provided by (used in)
     financing activities                             (35,100)      (70,975)
                                                   ----------    ----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                    (964)       (4,187)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    8,777        14,831
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $    7,813    $   10,644
                                                   ==========    ==========

                                                         Nine Months
                                                      Ended September 30,
                                                   ------------------------
                                                      1999          1998
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $ 172,263    $  156,805

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       174,620       170,647
  Deferred federal and state operating
   income taxes, net                                  (31,170)      (46,530)
  Deferred investment tax credits, net                 (5,345)       (5,347)
  Other, net                                          (11,605)        1,425
  Change in certain assets and liabilities -
   Accounts receivable, net                           (15,557)       38,659
   Electric production fuel                             9,311         1,297
   Materials and supplies                                (665)        2,728
   Natural gas in storage                               1,475        (9,427)
   Accounts payable                                     8,323       (20,231)
   Taxes accrued                                         (988)       37,360
   Fuel adjustment clause                             (11,994)        5,732
   Gas cost adjustment clause                          31,378        56,508
   Accrued employment costs                            (3,248)      (11,434)
   Other accruals                                      19,277        (9,575)
  Other, net                                            9,708          (993)
                                                   ----------    ----------
    Net cash provided by operating activities         345,783       367,624
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (133,156)     (131,178)
  Other, net                                           (9,203)      (16,679)
                                                   ----------    ----------
    Net cash used in investing activities            (142,359)     (147,857)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Net change in short-term debt                       (36,990)      (25,600)
  Retirement of long-term debt                           (500)      (35,500)
  Retirement of preferred shares                       (1,852)       (1,856)
  Cash dividends paid on common shares               (170,000)     (150,000)
  Cash dividends paid on preferred shares              (6,151)       (6,317)
  Other, net                                              341           350
                                                   ----------    ----------
     Net cash used in financing activities           (215,152)     (218,923)
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 (11,728)          844

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   19,541         9,800
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $    7,813    $   10,644
                                                   ==========    ==========

                                                        Twelve Months
                                                      Ended September 30,
                                                   ------------------------
                                                      1999          1998
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  235,638    $  220,366

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       232,520       225,622
  Deferred federal and state operating
   income taxes, net                                  (17,214)      (24,800)
  Deferred investment tax credits, net                 (7,158)       (7,172)
  Other, net                                          (11,130)        1,900
  Change in certain assets and liabilities -
   Accounts receivable, net                           (58,410)      (22,076)
   Electric production fuel                            (5,551)         (392)
   Materials and supplies                              (1,281)        4,884
   Natural gas in storage                               5,923         2,584
   Accounts payable                                    44,800        (4,927)
   Taxes accrued                                      (14,229)       31,895
   Fuel adjustment clause                              (8,768)        6,859
   Gas cost adjustment clause                          17,346        27,007
   Accrued employment costs                             1,314        (2,068)
   Other accruals                                      23,347        (8,429)
  Other, net                                             (679)      (29,088)
                                                   ----------    ----------
    Net cash provided by operating activities         436,468       422,165
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (188,600)     (164,193)
  Other, net                                            4,781       (19,936)
                                                   ----------    ----------
    Net cash used in investing activities            (183,819)     (184,129)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                              500             0
  Net change in short-term debt                        (4,290)        2,275
  Retirement of long-term debt                        (16,509)      (36,500)
  Retirement of preferred shares                       (2,409)       (2,411)
  Cash dividends paid on common shares               (225,000)     (194,775)
  Cash dividends paid on preferred shares              (8,226)       (8,444)
  Other, net                                              454           470
                                                   ----------    ----------
     Net cash used in financing activities           (255,480)     (239,385)
                                                   ----------    ----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                  (2,831)       (1,349)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   10,644        11,993
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $    7,813    $   10,644
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

      Electric:
      --------
          Electric generation plant      24 years
          Transmission plant             26 years
          Distribution plant             25 years
          Other electric plant           24 years

      Gas:
      ----
          Gas storage plant              18 years
          Transmission plant             34 years
          Distribution plant             27 years
          Other gas plant                24 years

      The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.7% for the three-month, nine-month and twelve-month periods ended September 30, 1999 and was 3.8% for three-month, 3.7% for the nine-month and 3.6% for the twelve-month periods ended September 30, 1998.

      The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.4% for the three-month and the nine-month periods and 5.5% for the twelve-month periods ended September 30, 1999 and 5.4% for the three-month, nine-month and twelve-month periods ended September 30, 1998.

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

      ACCOUNTS RECEIVABLE. At September 30, 1999, $100 million of accounts receivable had been sold under a sales agreement, which expires on May 31, 2002. The September 30, 1999 and December 31, 1998 accounts receivable balances include approximately $8.8 million and $11.6 million, respectively, due from associated companies.

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

      Cash paid during the periods reported for income taxes and interest was as follows:



                    Three Months          Nine Months         Twelve Months
                 Ended September 30,  Ended September 30,  Ended September 30,
                 ------------------   ------------------   ------------------
                   1999      1998       1999      1998       1999      1998
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Income taxes     $ 39,250  $ 17,500   $125,336  $ 90,840   $169,641  $124,949

Interest, net of
 amounts
 capitalized     $  9,509  $ 10,524   $ 43,492  $ 44,794   $ 70,343  $ 75,133


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

      On August 18, 1999, the IURC issued a generic order which established new guidelines for the recovery of purchased power costs through fuel adjustment clauses. The IURC ruled that each utility had to establish a "benchmark" which is the utility's highest on-system fuel cost per kilowatt-hour (kwh) during the most recent annual period. The IURC stated that if the weekly average of a utility's purchased power costs were less than the "benchmark," these costs per kwh should be considered net energy costs which are presumed "fuel costs included in purchased power." If the weekly average of a utility's purchased power costs exceeded the "benchmark," the utility would need to submit additional evidence demonstrating the reasonableness of these costs. The Office of Utility Consumer Counselor has appealed the August 18 order to the Indiana Court of Appeals.

      GAS COST ADJUSTMENT CLAUSE. All metered gas sales rates contain an adjustment factor, which reflects the increases and decreases in the cost of purchased gas, contracted gas storage and storage transportation charges. The gas cost adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three-month period. On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the new procedure, the demand component of the adjustment factor will be determined, after hearing and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given monthly period will be allocated over a twelve-month period beginning with the next monthly filing. Any under-recovery or over-recovery is recorded as a current asset or current liability until such time it is billed or refunded to its customers. Northern Indiana's gas cost adjustment factor includes a gas cost incentive mechanism
(GCIM) which allows or the sharing of any cost savings or cost increases with customers based upon a comparison of actual gas supply portfolio cost to a market-based benchmark price.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in September 1999 and December 1998, the estimated replacement cost of gas in storage (current and non-current) at September 30, 1999 and December 31, 1998 exceeded the stated LIFO cost by $67.6 million and $33.7 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Management Services Company (NMSC), a wholly-owned subsidiary of NiSource.

      The costs of these services are charged to Northern Indiana based on payroll costs and expenses incurred by NMSC employees for the benefit of Northern Indiana. These costs, which totaled $4.7 million, $14.2 million and $19.1 million for the three-month, nine-month and twelve-month periods ended September 30, 1999, respectively, and totaled $4.3 million, $15.9 million and $20.5 million for the three-month, nine-month and twelve-month periods ended September 30, 1998, respectively, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $6.4 million, $12.3 million and $14.7 million representing 15.1%, 5.6% and 4.7% of Northern Indiana's total gas costs for the three-month, nine-month and twelve-month periods ended September 30, 1999, respectively. Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $9.8 million, $18.4 million and $21.4 million representing 18.2%, 8.7% and 5.9% of Northern Indiana's total gas costs for the three-month, nine-month and twelve-month periods ended September 30, 1998, respectively.

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

      IMPACT OF ACCOUNTING STANDARDS. The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." Statement No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. The Statement generally provides for matching of the timing of gain or loss recognition of derivative instruments designated as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings. The Statement also provides that the effective portion of a hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Statement No. 137, which was issued June 1999, deferred implementation of Statement
No. 133 until January 1, 2001. The impact of adopting the accounting prescribed in Statement No. 133 is currently being assessed.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commissions. Accordingly, Northern Indiana's accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of September 30, 1999, and December 31, 1998, the regulatory assets identified below represent probable future revenues to Northern Indiana as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:


                                               September 30,   December 31,
                                                   1999            1998
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 13)                                $      40,365   $      42,962
Unamortized R. M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                59,166          62,329
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     8,243           8,945
Deferral of SFAS No. 106 expense not
 recovered (Note 6)                                   74,169          78,367
FERC Order No. 636 transition costs                   15,504          22,093
Regulatory income tax asset, net (Note 4)             29,532          21,635
                                               -------------   -------------
                                                     226,979         236,331
Less: Current portion of regulatory assets            26,021          32,609
                                               -------------   -------------
                                               $     200,958   $     203,722
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

(3)   ENVIRONMENTAL MATTERS:

      GENERAL. The operations of Northern Indiana are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect public health and the environment. Such environmental laws and regulations affect Northern Indiana's operations as they relate to impacts on air, water and land.

      SUPERFUND. Because Northern Indiana is a "potentially responsible party" (PRP), under Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), at several waste disposal sites, as well as at former manufactured-gas plant sites which it, or its corporate predecessors, own or owned or operated, it may be required to share in the costs of clean up of such sites. A program was instituted to investigate former manufactured-gas plant sites where it is the current or former owner, which investigation has identified wenty-four of such sites. Initial sampling has been conducted at seventeen sites. Investigation activities have been completed at twelve sites and remedial measures have been selected or implemented at seven sites. Northern Indiana intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

      In an effort to recover a portion of the costs related to the former manufactured gas plants, various companies that provided insurance coverage which Northern Indiana believed covered costs related to former manufactured-gas plant sites were approached. Northern Indiana filed claims in Indiana state court against various insurance companies, seeking coverage for costs associated with several manufactured-gas plant sites and damages for alleged misconduct by some of the insurance companies. Settlements have been reached with several insurance companies including $13.0 million in the third quarter 1999. Additionally, agreements have been reached with other Indiana utilities relating to cost sharing and management of the investigation and remediation of several former manufactured-gas plant sites at which Northern Indiana and such utilities or their predecessors were operators or owners.

      As of September 30, 1999, a reserve of approximately $18 million has been recorded to cover probable corrective actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other PRP's and rate recovery will not have a material effect on its financial position or results of operations.

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

      NITROGEN OXIDES. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups. On May 25, 1999, the D.C. Circuit Court of Appeals issued an order staying the NOx SIP call rule's September 30, 1999 deadline for the state submittals until further order of the court. Any resulting NOx emissions limitations could be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. Northern Indiana is evaluating the EPA's final rule and any potential requirements that could result from the final rule as implemented by the State of Indiana. Northern Indiana believes that the costs relating to compliance with the new standards may be substantial, but such costs depend upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana is continuing its programs to reduce NOx emissions and will continue to closely monitor developments in this area.

      The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matter standards to the EPA. Once rectified, the revised standards could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond measures discussed above.
Final implementation methods will be set by the EPA as well as state regulatory authorities. Northern Indiana believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new limits on its operations will not be known for some time.

      In a letter dated September 15, 1999, the Attorney General of the State of New York alleged that Northern Indiana violated the Clean Air Act by constructing a major modification of one of its electric generating stations without obtaining pre-construction permits required by the Prevention of Significant Deterioration (PSD) program. The major modification allegedly took place at the R. M. Schahfer Station when, "in approximately 1995-1997, Northern Indiana upgraded the coal handling system at Unit 14 at the plant." While Northern Indiana is investigating these allegation, Northern Indiana does not believe that the modifications required pre-construction review under the PSD program and believes that all appropriate permits were acquired.

      CARBON DIOXIDE. Initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide, and other by-products of burning fossil fuels. Reduction of such emissions could result in significant capital outlays or operating expenses to Northern Indiana.

      CLEAN WATER ACT AND RELATED MATTERS. Northern Indiana's wastewater and water operations are subject to pollution control and water quality control regulations, including those issued by the EPA and the State of Indiana.

      Under the Federal Clean Water Act and Indiana's regulations, Northern Indiana must obtain National Pollutant Discharge Elimination System (NPDES) permits for water discharges from various water discharges from various facilities, including electric generating and water treatment stations. These facilities either have permits for their water discharge or they have applied for a permit renewal of any expiring permits. These permits continue in effect pending review of the current applications.

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

      The components of the net deferred income tax liability at September 30, 1999 and December 31, 1998 were as follows:


                                         September 30,    December 31,
                                             1999            1998
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences         $     731,657   $     735,589
 AFUDC-equity                                   31,367          33,029
 Adjustment clauses                              6,971          14,322
 Other regulatory assets                        28,129          29,721
 Prepaid pension and other benefits             33,179          34,170
 Reacquisition premium on debt                  15,308          16,293

Deferred tax assets -
 Deferred investment tax credits               (33,127)        (35,154)
 Removal costs                                (168,745)       (157,728)
 Other postretirement/postemployment
  benefits                                     (51,977)        (48,208)
 Other, net                                    (16,720)        (23,682)
                                         -------------   -------------
                                               576,042         598,352
Less: Deferred income taxes related to
 current assets and liabilities                (24,628)        (10,583)
                                         -------------   -------------
Deferred income taxes - noncurrent       $     600,670   $     608,935
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statements of Income were comprised of the following:


                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1999       1998        1999       1998
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  27,636  $  31,551   $ 114,289  $ 120,298
 State                                3,888      4,866      16,310     18,007
                                  ---------  ---------   ---------  ---------
                                     31,524     36,417     130,599    138,305
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                              3,006     (6,090)    (28,849)   (43,057)
 State                                  281       (467)     (2,321)    (3,473)
                                  ---------  ---------   ---------  ---------
                                      3,287     (6,557)    (31,170)   (46,530)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,782)    (1,783)     (5,345)    (5,347)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             33,029     28,077      94,084     86,428

Income tax applicable to non-
 operating activities and income
 of subsidiaries                      1,049       (620)      1,043     (1,852)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  34,078  $  27,457   $  95,127  $  84,576
                                  =========  =========   =========  =========


                                     Twelve Months
                                   Ended September 30,
                                  --------------------
                                     1999       1998
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $ 134,355  $ 133,777
 State                               18,459     20,534
                                  ---------  ---------
                                    152,814    154,311
                                  ---------  ---------
Deferred income taxes, net -
 Federal                            (16,082)   (23,071)
 State                               (1,132)    (1,729)
                                  ---------  ---------
                                    (17,214)   (24,800)
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,158)    (7,172)
                                  ---------  ---------
  Total utility operating income
   taxes                            128,442    122,339

Income tax applicable to non-
 operating activities and income
 of subsidiaries                        958     (3,646)
                                  ---------  ---------
  Total income taxes              $ 129,400  $ 118,693
                                  =========  =========

      A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     1999       1998        1999       1998
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  62,115  $  51,229   $ 172,263  $ 156,805
Add-Income taxes                     34,078     27,457      95,127     84,576
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $  96,193  $  78,686   $ 267,390  $ 241,381
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  33,668  $  27,540   $  93,587  $  84,483

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                     969        998       2,906      2,994
  Amortization of deferred
   investment tax credits            (1,782)    (1,783)     (5,345)    (5,347)
  State income taxes, net of
   federal income tax benefit         2,809      2,696       8,281      8,232
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                            (721)    (1,271)     (2,163)    (3,813)
  Other, net                           (865)      (723)     (2,139)    (1,973)
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  34,078  $  27,457   $  95,127  $  84,576
                                  =========  =========   =========  =========

                                     Twelve Months,
                                   Ended September 30,
                                  --------------------
                                     1999       1998
                                  =========  =========
                                 (Dollars in thousands)

Net income                        $ 235,638  $ 220,366
Add-Income taxes                    129,400    118,693
                                  ---------  ---------
Net income before income taxes    $ 365,038  $ 339,059
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $ 127,763  $ 118,671

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   3,904      3,957
  Amortization of deferred
   investment tax credits            (7,158)    (7,172)
  State income taxes, net of
   federal income tax benefit        10,866     11,618
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (2,734)    (3,807)
  Other, net                         (3,241)    (4,574)
                                  ---------  ---------
   Total income taxes             $ 129,400  $ 118,693
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

      Northern Indiana's prepaid pension costs were $132.6 million at September 30, 1999 and are reported under the caption "Prepayments and Other" in the Consolidated Balance Sheets.

      The following items are the components of provisions for pensions for the three-month, nine-month and twelve-month periods ended September 30, 1999 and September 30, 1998:


                    Three Months          Nine Months         Twelve Months
                       Ended                Ended                Ended
                    September 30,        September 30,        September 30,
                 ------------------   ------------------   ------------------
                   1999      1998       1999      1998       1999      1998
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Service costs    $  4,123  $  4,234   $ 12,371  $ 16,227  $  15,725  $ 14,349
Interest costs     15,403    14,883     46,209    57,029     62,400    49,143
Expected return
 on plan assets   (21,121)  (19,754)   (63,365)  (75,695)   (87,753)  (65,755)
Amortization of
 transition
 obligation         1,373     1,344      4,117     5,148      5,801     4,373
Amortization of
 prior service
 cost               1,398     1,077      4,196     4,127      5,543     3,657
                 --------  --------   --------  --------   --------  --------
                 $  1,176  $  1,784   $  3,528  $  6,836   $  1,716  $  5,767
                 ========  ========   ========  ========   ========  ========


      Assumptions used in the valuation and determination of 1999 and 1998 pension expense were as follows:


                                                     1999         1998
                                                     =====        =====

Discount rate                                        7.00%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Expected long-term rate of return on assets          9.00%        9.00%


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
                                  =========    =========


      In order to determine the APBO at December 31, 1998, a discount rate of 7% and a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5% was used, and at December 31, 1997, a discount rate of 7% and a pre-Medicare medical trend rate of 8% declining to a long-term rate of 5% was used. The accrued liability for postretirement benefits was $146.1 million at September 30, 1999.

      Net periodic postretirement benefits costs, before consideration of the rate-making discussed previously, for the three-month, nine-month and twelve-month periods ended September 30, 1999 and September 30, 1998 include the following components:


                      Three Months      Nine Months       Twelve Months
                        Ended              Ended             Ended
                     September 30,      September 30,      September 30,
                   ----------------   ----------------   ----------------
                     1999     1998      1999     1998      1999     1998
                   =======  =======   =======  =======   =======  =======
                                   (Dollars in thousands)

Service costs      $   781  $ 1,084   $ 2,608  $ 2,890   $ 3,032  $ 3,169
Interest costs       3,850    3,650    11,550   10,950    14,285   12,345
Expected return
 on plan assets        (50)     (50)     (150)    (150)     (216)    (150)
Amortization of
 transition
 obligation
 over twenty years   2,675    2,675     8,025    8,025    10,748   10,666
Amortization of
 prior service cost     75       75       225      225       279      504
Amortization of
 actuarial (gain)   (1,150)  (1,375)   (3,450)  (4,125)   (5,111)  (6,924)
                   -------  -------   -------  -------   -------  -------
                   $ 6,181  $ 6,059   $18,808  $17,815   $23,017  $19,610
                   =======  =======   =======  =======   =======  =======


      Assumptions used in the determination of 1999 and 1998 net periodic postretirement benefit costs were as follows:


                                                     1999         1998
                                                     =====        =====

Discount rate                                        7.00%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Assumed annual rate of increase in health
 care benefits                                       7.00%        8.00%
Assumed ultimate trend rate                          5.00%        5.00%


      The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at January 1, 1999 by approximately $25.8 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.6 million and $1.8 million for the three-month and nine-month periods ended September 30, 1999. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at January 1, 1999 by approximately $20.0 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.5 million and $1.4 million for the three-month and nine-month periods ended September 30, 1999. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(8) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (SEE NOTE 7):


                                                                Redemption
                                                                 Price at
                                 September 30,  December 31,   September 30,
                                     1999           1998           1999
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series - 209,035 and
  209,051 shares outstanding,
  respectively                    $    20,903   $     20,905        $101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000        $100.00

 4.22% series -  106,198 shares
  outstanding                          10,620         10,620        $101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000        $102.00

 7.44% series -   41,890 shares
  outstanding                           4,189          4,189        $101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484        $101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   September 30, 1999), Series A
   (stated value $50 per share)
   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,114   $     81,116
                                 ============   ============

      During the period October 1, 1997 to September 30, 1999 there were no additional issuances of the above preferred stocks. The foregoing preferred stocks are redeemable in whole or in part, at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(9) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (SEE NOTE 7):

      Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana, excluding sinking fund payments due within one year were as follows:


                                                  September 30,  December 31,
                                                      1999           1998
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 37,500 and 50,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year              $      3,750   $      5,000

  7-3/4% series - 33,352 shares outstanding,
   excluding sinking fund payments due within
   one year                                              3,335          3,335

  8.35% series - 45,000 and 51,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year                     4,500          5,100

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     54,585   $     56,435
                                                  ============   ============

      The redemption prices at September 30, 1999, as well as sinking fund provisions for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:


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

  8.35%  $103.20, reduced periodically           3,000 shares on or before
                                                  July 1; increasing to 6,000
                                                  shares beginning in 2004;
                                                  noncumulative option
                                                  to double amount each
                                                  year.


 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


      Sinking fund requirements with respect to redeemable preferred stocks for the next five years, not reflecting redemptions made after September 30, 1999, were as follows:


Twelve Months Ended September 30,
==================================
      (Dollars in thousands)

2000                       $ 1,828
2001                       $ 1,828
2002                       $ 1,828
2003                       $44,828
2004                       $   878


      Sinking fund payments due within one year are reported under the caption "Other accruals" in the Consolidated Balance Sheets.

(10) COMMON SHARE DIVIDEND: Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of the earned surplus or net profits of Northern Indiana. At September 30, 1999, Northern Indiana had approximately $146.3 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

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

      At September 30, 1999, there were 1.8 million shares reserved for future awards under the 1994 Plan. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at September 30, 1999. Under the Plans, the exercise price of each option equals the market price of NiSource's common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      Stock appreciation rights (SARs) may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, NiSource's common shares, or a combination thereof. There were no SARs outstanding at September 30, 1999. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant, and vesting varies from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 and 1999 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 513,500 and 534,666 restricted shares outstanding at September 30, 1999 and December 31, 1998, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for nonqualified stock options. The compensation cost that has been charged against income for restricted stock awards was
0.3 million and $0.2 million for the three-month, $0.7 and $0.6 million for the nine-month and $0.9 million and $0.7 million for the twelve-month periods ending September 30, 1999 and September 30, 1998, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," net income would have been reduced to the following pro forma amounts:


                   Three Months         Nine Months          Twelve Months
                      Ended                Ended                Ended
                  September 30,        September 30,        September 30,
                ------------------   ------------------   -------------------
                  1999      1998       1999      1998       1999       1998
                ========  ========   ========  ========   ========   ========
                                   (Dollars in thousands)

Net Income:
 As reported    $ 62,115  $ 51,229   $172,263  $156,805   $235,638   $220,366
 Pro forma      $ 61,724  $ 50,941   $171,065  $156,091   $234,036   $219,439



      The fair value of each option granted as used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the twelve-month periods ended September 30, 1999 and September 30, 1998: risk-free interest rate of 5.87% and 5.29%, respectively; expected dividend yield per share of $1.02 and $0.96, respectively; expected option term of 5.22 and 5.4 years, respectively; and expected volatilities of 15.72% and 13.09%, respectively. The weighted average fair value of options granted to all plan participants was $3.66 and $4.28 for the twelve-month periods ended
September 30, 1999 and September 30, 1998, respectively. There were 744,750 and 607,000 non-qualified stock options granted to all plan participants for the twelve-month periods ended September 30, 1999 and September 30, 1998, respectively.

(13) LONG-TERM DEBT: At September 30, 1999 and December 31, 1998, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:


                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                               September 30,  December 31,
                                                   1999           1998
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series T, 7-1/2%, due April 1, 2002           $     38,500   $     39,000
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                            93,500         94,000
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    16,500         16,500
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 3.81% weighted
  average at September 30, 1999, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 3.53% weighted average at
  September 30, 1999, due November 1, 2007           24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 3.80% at September 30, 1999,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 3.80% at September 30, 1999,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 3.80% at September 30, 1999,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           239,500        239,500
                                               ------------   ------------
Medium-term notes -
 Interest rates between 6.50% and 7.69% with
  a weighted average interest rate of 7.05%
  and various maturities between
  August 15, 2001 and August 4, 2027                593,025        748,025
                                         ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (3,225)        (3,566)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $    922,800   $  1,077,959
                                               ============   ============

      The sinking fund requirements and maturities of long-term debt for the next five years were as follows as of September 30, 1999:


Twelve Months Ended September 30,
=================================
      (Dollars in thousands)

2000                     $157,000
2001                     $ 18,000
2002                     $ 58,000
2003                     $128,500
2004                     $ 38,000

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

      Northern Indiana is authorized to issue and sell up to $217,692,000 Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of September 30, 1999, $139.0 million of the medium-term notes had been issued with various interest rates and maturities. The proceeds from these issuances were used to pay short-term debt incurred to redeem its First Mortgage Bonds, Series N, and to pay at maturity various issues of Medium-Term Notes, Series D.

(14) CURRENT PORTION OF LONG-TERM DEBT: At September 30, 1999 and December 31, 1998, Northern Indiana's current portion of long-term debt due within one year was as follows:


                                             September 30,       December 31,
                                                 1999              1998
                                             ============      ============
                                                 (Dollars in thousands)
Medium-term notes -
 Interest rate 6.10% and 6.90% with
  a weighted average interest rate of
  6.80% and maturities between
  October 20, 2000 and June 1, 2000          $    155,000      $          0
Sinking funds due within one year                   2,000             2,000
                                             ------------      ------------
   Total current portion of long-term debt   $    157,000      $      2,000
                                             ============      ============

(15) SHORT-TERM BORROWINGS: Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 2000, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. As of September 30, 1999, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $13.2 million in lines of credit which run until May 31, 2000. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of September 30, 1999, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $220 million of money market lines of credit. As of September 30, 1999 and December 31, 1998, $45.9 million and $40.5 million of borrowings were outstanding, respectively, under these lines of credit.

      At September 30, 1999 and December 31, 1998, Northern Indiana's short-term borrowings were as follows:


                                             September 30,        December 31,
                                                 1999              1998
                                             ============      ============
                                                 (Dollars in thousands)

Commercial paper -
 Weighted average interest rate of 5.36%
  at September 30, 1999                      $     43,250      $     85,600
Notes payable -
 Issued at interest rates between 5.38%
  and 5.73% with a weighted average
  interest rate of 5.46% and maturities
  of October 1, 1999 and October 18, 1999          45,860            40,500
                                             ------------      ------------
Total short-term borrowings                  $     89,110      $    126,100
                                             ============      ============

(16) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NiSource Development Company, Inc., a subsidiary of NiSource, at a current annual rental payment of approximately $3.4 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 1999:



Twelve Months Ended September 30,
================================
   (Dollars in thousands)

2000                 $  7,357
2001                    7,107
2002                    7,107
2003                    7,107
2004                    5,714
Later years            33,065
                     --------
Total minimum
 payments required   $ 67,457
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:


                            September 30,  September 30,
                                1999           1998
                            ============   ============
                              (Dollars in thousands)

Three months ended               $ 2,919        $ 2,485
Nine months ended                $ 8,210        $ 6,964
Twelve months ended              $10,637        $ 8,802

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

      A ten-year agreement to outsource all data center, application development and maintenance, and desktop management expires in 2005. Annual fees under this agreement are estimated at $20 million.

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

      NATURAL GAS COMMODITY RISK MANAGEMENT. Commodity futures, options and swaps are used to hedge the impact of natural gas price fluctuations related to business activities, including price risk related to the physical location of the natural gas (basis risk). As of September 30, 1999, open derivative financial instruments represented hedges of natural gas sales of 0.4 billion cubic feet (Bcf). The net deferred gains on these derivative financial instruments was not material.

      ENERGY TRADING ACTIVITIES. Energy trading contracts, which include forwards, futures, options and swaps, are used in connection with energy trading activities and may involve the delivery of energy. The net open positions for these energy trading contracts were not significant as of September 30, 1999.

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

        LONG-TERM DEBT AND PREFERRED STOCK. The fair value of these securities are estimated based on quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

      The carrying values and estimated fair values of financial instruments were as follows:

                             September 30, 1999        December 31, 1998
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $    7,813  $    7,813   $   19,541  $   19,541
Investments                $      251  $      251   $      251  $      251
Long-term debt (including
 current portion)          $1,079,800  $1,026,098   $1,079,959  $1,137,657
Preferred stock (including
 current portion)          $  137,527  $  122,100   $  139,379  $  136,316


      Northern Indiana is subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 3% of gas revenues (including transportation services) and 17% of electric revenues for the twelve months ended September 30, 1999 and September 30, 1998.

(21) SEGMENTS OF BUSINESS: Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

For the Three Months                                      Adjust-
Ended September 30, 1999   Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $ 84,156  $  324,940  $      0  $      0  $  409,096
Other income (deductions)$    126  $      332  $  1,224  $     (1) $    1,681
Depreciation and
 amortization            $ 18,685  $   39,737  $      0  $      0  $   58,422
Income before interest
 and utility income
 taxes                   $ (4,334) $  116,951  $    223  $      0  $  112,840
Assets                   $842,476  $2,769,900  $      0  $      0  $3,612,376
Capital expenditures     $ 21,801  $   24,646  $      0  $      0  $   46,447

For the Three Months                                      Adjust-
Ended September 30, 1998    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $ 71,773  $  311,512  $      0  $      0  $  383,285
Other income (deductions)$     56  $      180  $ (1,267) $    (30) $   (1,061)
Depreciation and
 amortization            $ 17,890  $   39,437  $      0  $      0  $   57,327
Income before interest
 and utility income
 taxes                   $(15,350) $  115,701  $ (1,341) $     44  $   99,054
Assets                   $863,945  $2,699,765  $      0  $      0  $3,563,710
Capital expenditures     $ 15,450  $   35,878  $      0  $      0  $   51,328

For the Nine Months                                      Adjust-
Ended September 30, 1999   Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $435,237  $  862,203  $      0  $      0  $1,297,440
Other income (deductions)$    908  $      696  $    161       (39) $    1,726
Depreciation and
 amortization            $ 55,835  $  118,785  $      0  $      0  $  174,620
Income before interest
 and utility income
 taxes                   $ 45,610  $  275,909  $    110  $     12  $  321,641
Assets                   $842,476  $2,769,900  $      0  $      0  $3,612,376
Capital expenditures     $ 42,995  $   90,161  $      0  $      0  $  133,156

For the Nine Months                                       Adjust-
Ended September 30, 1998    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $389,362  $  823,309  $      0  $      0  $1,212,671
Other income (deductions)$    809  $      350  $ (4,013) $    (83) $   (2,937)
Depreciation and
 amortization            $ 53,488  $  117,159  $      0  $      0  $  170,647
Income before interest
 and utility income
 taxes                   $ 25,991  $  280,074  $ (4,124) $     28  $  301,969
Assets                   $863,945  $2,699,765  $      0  $      0  $3,563,710
Capital expenditures     $ 38,900  $   92,630  $      0  $      0  $  131,530

For the Twelve Months                                     Adjust-
Ended September 30, 1999    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $618,360  $1,115,012  $      0  $      0  $1,733,372
Other income (deductions)$  1,495  $      894  $ (1,209) $   (106) $    1,074
Depreciation and
 amortization            $ 74,054  $  158,466  $      0  $      0  $  232,520
Income before interest
 and utility income
 taxes                   $ 78,982  $  361,351  $ (1,303) $    (12) $  439,018
Assets                   $842,476  $2,769,900  $      0  $      0  $3,612,376
Capital expenditures     $ 60,638  $  127,962  $      0  $      0  $  188,600

For the Twelve Months                                     Adjust-
Ended September 30, 1998    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $628,940  $1,071,293  $      0  $      0  $1,700,233
Other income (deductions)$  1,144  $      627  $ (5,747) $   (134) $   (4,110)
Depreciation and
 amortization            $ 70,807  $  154,815  $      0  $      0  $  225,622
Income before interest
 and utility income
 taxes                   $ 67,532  $  360,252  $ (5,929) $     48  $  421,903
Assets                   $863,945  $2,699,765  $      0  $      0  $3,563,710
Capital expenditures     $ 57,139  $  107,054  $      0  $      0  $  164,193


      The following table reconciles total reportable segment income before interest and utility income taxes to net income for three-month, nine-month and twelve-month periods ended September 30, 1999 and 1998:

                    Three Months          Six Months         Twelve Months
                 Ended September 30,  Ended September 30,  Ended September 30,
                 ------------------   ------------------   ------------------
                   1999      1998       1999      1998       1999     1998
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

                                                           <C
Income before
 interest and
 utility income
 taxes           $113,840  $ 99,054   $321,641  $301,969   $439,018  $421,903

Interest           18,696    19,748     55,294    58,736     74,938    79,198

Utility income
 taxes             33,029    28,077     94,084    86,428    128,442   122,339
                 --------  --------   --------  --------   --------  --------
Net income       $ 62,115  $ 51,229   $172,263  $156,805   $235,638  $220,366
                 ========  ========   ========  ========   ========  ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OPERATING REVENUES -

      TWELVE MONTHS ENDED SEPTEMBER 30, 1999. Total operating revenues for the twelve months ended September 30, 1999 were $33.1 million higher than for the twelve months ended September 30, 1998, representing a 1.9% increase. Gas revenues were $618.4 million, which represented a $10.6 million decrease from the comparable period for 1998. This decrease occurred mainly due to decreased sales to residential and commercial customers as a result of unusually warm weather during the fourth quarter of 1998, decreased industrial sales, decreased gas cost per dekatherm (dth) and decreased gas transition costs, partially offset by increased wholesale sales and increased deliveries of gas transported for others. Electric revenues were $1.1 billion, which represented a $43.7 million increase from the comparable period for 1998. This increase occurred mainly due to increased sales to residential and commercial customers as a result of warmer weather during the third quarter of 1999, increased wholesale transactions and increased fuel costs.

      NINE MONTHS ENDED SEPTEMBER 30, 1999. Total operating revenues for the nine months ended September 30, 1999 were $84.8 million higher than for the nine months ended September 30, 1999, representing a 7.0% increase. Gas revenues were $435.2 million, which represented a 11.8% increase from the comparable period for 1998. This increase occurred primarily due to increased sales to residential customers as a result of colder weather during the period, increased deliveries of gas transported for others and increased wholesale sales partially offset by decreased gas cost per dth and decreased gas transition costs. Electric revenues were $862.2 million, which represented a $38.9 million increase from the comparable period for 1998. This increase was mainly attributable to increased sales to residential, commercial and industrial customers, increased wholesale transactions and increased fuel costs.

     THREE MONTHS ENDED SEPTEMBER 30, 1999. Total operating revenues for the three months ended September 30, 1999 were $25.8 million higher than for the three months ended September 30, 1999, representing a 6.7% increase. Gas revenues were $84.2 million, which represented a 17.3% increase from the comparable period for 1998. This increase occurred primarily due to increased wholesale sales and increased gas cost per dth, partially offset by decreased industrial sales, decreased deliveries of gas transported for others and decreased gas transition costs. Electric revenues were $324.9 million, which represented a $13.4 million increase from the comparable period for 1998. This increase was mainly attributable to increased sales to residential and commercial customers, increased sales to industrial customers, increased fuel costs, partially offset by decreased wholesale transactions

      The basic steel industry accounted for 39% of natural gas delivered (including volumes transported) and 27% of electric sales during the twelve months ended September 30, 1999.

      The components of the variations in gas and electric revenues are shown in the following table:


                                                   Variations
                                                      from
                                                  Prior Periods
                                        ---------------------------------
                                                September 30, 1999
                                                   Compared to
                                                September 30, 1998
                                          Three        Nine      Twelve
                                         Months       Months     Months
                                        =========   =========   =========
                                             (Dollars in thousands)

Gas Revenue Changes -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $   9,298   $ (14,737)  $ (44,620)
 Gas transition costs                      (1,156)     (3,382)     (6,815)
 Changes in sales levels                      563      40,399       8,161
 Gas transported                              (62)        460       6,069
 Wholesale gas                              3,740      23,135      26,625
                                        ---------   ---------   ---------
Total Gas Revenue Change                $  12,383   $  45,875   $ (10,580)
                                        ---------   ---------   ---------
Electric Revenue Changes-
 Pass through of net changes in
  fuel costs                            $  12,128  $    9,312   $   9,078
 Changes in sales levels                   14,149      25,333      24,600
 Wholesale electric                       (12,849)      4,249      10,041
                                        ---------   ---------   ---------
Total Electric Revenue Change           $  13,428   $  38,894   $  43,719
                                        ---------   ---------   ---------

  Total Revenue Change                  $  25,811   $  84,769   $  33,139
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

      GAS COSTS. Gas costs for the twelve months ended September 30, 1999 decreased by $13.4 million, or by 3.7%, from the twelve months ended September 30, 1998. This decrease resulted due to decreased gas cost per dth and decreased gas transition costs, partially offset by increased gas purchased. Gas costs for the nine months ended September 30, 1999 increased by $33.3 million, or by 15.3%, from the nine months ended September 30, 1998. This increase occurred as a result of increased gas purchases during the period, partially offset by decreased gas cost per dth and decreased gas transition costs. Gas costs for the three months ended September 30, 1999 increased by $13.5 million, or by 34.2%, from the three months ended September 30, 1998. This increase occurred as a result of increased gas cost per dth and increased gas purchases during the period, partially offset by decreased gas transition costs.

      FUEL AND PURCHASED POWER. The cost of fuel used for electric generation during the twelve months ended September 30, 1999 was $8.4 million lower than the cost of fuel used during the twelve months ended September 30, 1998, mainly due to decreased fuel costs per kilowatt-hour (kwh). The average cost per kwh generated decreased by 3.4% from 1.54 cents per kwh during the twelve months ended September 30, 1998, to 1.48 cents per kwh for the comparable period for 1999. The cost of fuel used for electric generation during the nine months ended September 30, 1999 was $5.2 million lower than the cost of fuel used during the nine months ended September 30, 1998, mainly due to decreased fuel costs of 2.7%, partially offset by increased electric generation of 0.7%. The average cost per kwh generated during the nine months ended September 30, 1999 decreased by 3.4% from 1.53 cents per kwh to 1.48 cents per kwh from the comparable period for 1998. The cost of fuel used for electric generation during the three months ended September 30, 1999 was relatively unchanged from the three months ended September 30, 1998. The average cost per kwh generated during the three months ended September 30, 1999 decreased by 4.3% from 1.57 cents per kwh to 1.50 cents per kwh from the comparable period for 1998.

      Northern Indiana spent $43.1 million more during the twelve months ended September 30, 1999 than during the comparable period in 1998 to purchase power, primarily due to increased purchases of 153.6%, partially offset by an 15.4% decrease in the cost per kwh. Power purchased increased by $38.9 million for the nine-month period ended September 30, 1998, reflecting increased bulk power purchases of 162.8%, partially offset by an 17.1% decrease in the cost per kwh. Power purchased increased by $11.2 million for the three-month period ended September 30, 1998, reflecting 169.9% increase in the cost per kwh, partially offset by decreased bulk power purchases of 38.6%

OPERATING MARGINS -

      TWELVE MONTHS ENDED SEPTEMBER 30, 1999. Operating margins for the twelve months ended September 30, 1999 were $11.8 million higher than for the twelve months ended September 30, 1998, representing a 1.1% increase. Gas operating margin was $2.9 million higher than in the comparable period for 1998. This increase occurred mainly as a result of increased wholesale sales and increased deliveries of gas transported for others, partially offset by decreased sales to residential customers, reflecting unusually warm weather during the fourth quarter of 1998 and decreased sales to industrial customers. Electric operating margin was $788.8 million, which represented a $8.9 million increase from the comparable for 1998. This increase occurred mainly due to increased sales to residential and commercial customers, partially offset by decreased margins on wholesale transactions.

      NINE MONTHS ENDED SEPTEMBER 30, 1999. Operating margins for the nine months ended September 30, 1999 were $17.8 million higher than the nine months ended September 30, 1998, representing a 2.3% increase. Gas operating margin was $12.5 million higher than in the comparable period for 1998. This increase occurred mainly as a result of increased sales to residential customers reflecting colder weather during the first quarter of 1999, increased wholesale sales and increased deliveries of gas transported for others. Electric operating margin was $602.3 million, which represented a $5.3 million increase from the comparable period for 1998. This increase occurred mainly due to increased sales to residential, commercial and industrial customers, partially offset by decreased margins on wholesale transactions.

     THREE MONTHS ENDED SEPTEMBER 30, 1999. Operating margins for the three months ended September 30, 1999 were $1.3 million higher than the three months ended September 30, 1998. Gas operating margin was $1.1 million lower than in the comparable period in 1998. This decrease occurred mainly as a result of decreased sales to industrial customers and lower margins on wholesale transactions. Electric operating margin was $224.7 million, which represented a $2.4 million increase from the comparable period for 1998. This increase occurred mainly due to increased sales to residential customers, partially offset by decreased wholesale transactions.

OPERATING EXPENSES AND TAXES -

      Operating expenses and taxes (except income) consists of operations expenses, maintenance expenses, depreciation and amortization expenses and taxes (except income).

      OPERATIONS EXPENSE. Operation expenses for the twelve months ended September 30, 1999 were $4.6 million lower than in the twelve months ended September 30, 1998. Operation expenses were lower primarily as a result of $13.0 million insurance settlement related to manufactured gas plant site cleanup costs partially offset by increased employee related costs of $2.2 million, increased property and liability claims of $1.9 million, increased write-offs for uncollectible accounts of $1.2 million and increased consulting services. Operation expenses for the nine months ended September 30, 1999 were $2.2 million lower than for the nine months ended September 30, 1998. Operation expenses were lower in the nine-month period primarily as a result of a $13.0 million insurance settlement related to manufactured gas plant site cleanup costs, partially offset increased employee related costs of $6.2 million, increased property and liability claims of $1.9 million and increased consulting services of $2.0 million. Operation expenses for the three months ended September 30, 1999 were $11.0 million lower than for the three months ended September 30, 1998. Operation expenses were lower in the three-month period primarily as a result of a $13.0 million insurance settlement related to manufactured gas plant site cleanup costs, partially offset by increased consulting services of $1.8 million.

      MAINTENANCE EXPENSE. Maintenance expenses for the twelve months ended September 30, 1999 were $3.7 million lower than in the twelve months ended September 30, 1998. Maintenance expenses were lower primarily as a result of decreased electric production facility maintenance costs of $1.9 million and decreased electric and gas distribution facilities maintenance of $2.0 million. Maintenance expenses for the three and nine months ended
September 30, 1999 were relatively unchanged from the three and nine months ended September 30, 1998.

      DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses for the three-month, nine-month and twelve-months periods ended September 30, 1999 were $1.1, $4.0 and $6.9 million, respectively, higher than in the comparable period for 1998. These higher expenses primarily related to increased depreciation expense as a result of increased depreciable plant.

OTHER INCOME (DEDUCTIONS)

     Other Income (Deductions) for the three-month, nine-month and twelve-month periods ended September 30, 1999 increased by $2.7, $4.7 and $5.2 million, respectively, from the comparable periods for 1998 primarily as a result of power trading activities which began in early 1999.

INTEREST CHARGES -

      Interest charges for the three-month, nine-month and twelve-month periods ended September 30, 1999 were $1.1, $3.4 and $4.3 million lower, respectively, than in the comparable periods for 1998. These decreases resulted primarily due to decreased short-term and long term debt outstanding during the three-month, nine-month and twelve-month periods ended
September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES -

      Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. But because the utility and utility construction business is seasonal in nature, commercial paper is issued for short-term financing. As of September 30, 1999 and December 31, 1998, $43.3 million and $85.6 million of commercial paper was outstanding, respectively. The weighted average interest rate of commercial paper outstanding as of September 30, 1999 was 5.36%.

      Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 2000, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. As of September 30, 1999, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $13.2 million in lines of credit which run until May 31, 2000. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of September 30, 1999, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $220 million of money market lines of credit. As of September 30, 1999 and December 31, 1998, $45.9 million and $40.5 million of borrowings were outstanding, respectively, under these lines of credit.

      CONSTRUCTION PROGRAM. Future commitments with respect to its construction program are expected to be met through internally generated funds.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS -

      See Note 18, "Financial Instruments and Risk Management," to the consolidated financial statements for a discussion of the types of commodity-based derivative financial instruments and risk management.

      There are two primary market risks, commodity price risk and interest rate risk, to which Northern Indiana is exposed.

      COMMODITY PRICE RISK. Price risk management activities are designed to address price fluctuations in electricity and natural gas commodity prices that are sensitive to changes in supply and demand. These changes are actively monitored and derivative financial and commodity instruments are used to reduce, or hedge, exposure to price risks. Part of these price risks includes differences in price based on geography. Geographic price differentials result primarily from transportation costs and local supply and demand factors. To hedge a portion of this exposure, basis swaps are used from time to time. However, not all basis exposure is hedged.

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

      Information about long-term debt is in Note 13 to the consolidated financial statements, "Long-term Debt." Information about the current market valuation of long-term debt is in Note 19 to the consolidated financial statements "Fair Value of Financial Instruments." Information about the use of derivatives and risk management policy is in Note 2 to the consolidated financial statements, "Summary of Significant Accounting Policies-Derivaties."

YEAR 2000 COSTS -

      RISKS. Year 2000 issues address the ability of electronic processing equipment to process date sensitive information and recognize the last two digits of a date as occurring in or after the year 2000. Any failure in any system may result in material operational and financial risks. Possible scenarios include a system failure in a generating plant, an operating disruption or delay in transmission or distribution, or an inability to interconnect with the systems of other utilities. In addition, while Northern Indiana anticipates that mission-critical systems will be year 2000 compliant in a timely fashion, it cannot guarantee the compliance of systems operated by other companies upon which it depends. For example, the ability of an electric company to provide electricity to its customers depends upon a regional electric transmission grid, which connects the systems of neighboring utilities to support the reliability of electric power within the region. If one company's system is not year 2000 compliant, then a failure could affect the reliability of all providers within the grid, including Northern Indiana. Similarly, gas operations depend on natural gas pipelines that are not owned or controlled by Northern Indiana, and any non-compliance by a company owning or controlling those pipelines may affect Northern Indiana's ability to provide gas to its customers. Failure to achieve year 2000 readiness could have a material adverse affect on results of operations, financial position and cash flows.

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

      CONTINGENCY PLANS. Northern Indiana currently is in the process of structuring its contingency plans to address the possibility that any mission-critical system upon which it depends, including those controlled by outside parties, will be non-compliant. This includes identifying alternative suppliers and vendors, conducting staff training and developing communication plans. In addition, the ability to maintain or restore service in the event of a power failure or operating disruption or delay is being evaluated, along with the limited ability to mitigate the effects of a network failure by isolating its own network from the non-compliant segments of the greater network. These contingency plans were completed during the second quarter 1999; however, the contingency plans will be under review during the fourth quarter of 1999.

      ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS REPORT ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

COMPETITION AND REGULATORY CHANGES -

      The regulatory frameworks applicable to Northern Indiana, at both state and federal levels, are undergoing fundamental change. These changes have had and will continue to have an impact on operations, structure and profitability. At the same time, competition within the electric and gas industries will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal, providing its gas customers with increased customer choice for new products and services throughout the service territory.

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

      At the state level, the Indiana Utility Regulatory Commission (IURC) approved in 1997 Northern Indiana's Alternative Regulatory Plan (ARP), which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism, and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. Phase I of Northern Indiana's Customer Choice Pilot Program ended on March 31, 1999. This pilot program offered 82,000 residential customers within St. Joseph County and 10,000 commercial customers throughout the Northern Indiana service area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program will commence on April 1, 1999 and continue for a one-year period. During this phase, Northern Indiana is offering customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory. A limit of 150,000 residential and 20,000 commercial customers are eligible to enroll in Phase II of the program. The IURC order allows NiSource's natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including, price protection, negotiated sales and services, gas lending and parking, and new storage services.

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

IMPACT OF ACCOUNTING STANDARDS -

     Information about the impact of anticipated accounting standards that have not yet been adopted upon accounting policy can be found in Note 2, "Summary of Significant Accounting Policies-Impact of Accounting Standards" to the consolidated financial statements.

FORWARD LOOKING STATEMENTS -

      This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may," "will," "expect," "believe," "plan" and other similar terms. Northern Indiana cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, you cannot be assured that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized. You should be aware of important factors that could have a material impact on future results. These factors include, weather, the federal and state regulatory environment, year 2000 issues, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Northern Indiana, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industry, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond Northern Indiana's control.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      For a discussion of primary market risks and risk management policy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Sensitive Instruments and Positions."

                                   PART II.
                              OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

      Northern Indiana is a party to various pending proceedings, including suits and claims against it for personal injury, death and property damage. Such proceedings and suits, and the amounts involved, are routine for the kind of business conducted by Northern Indiana, except as described under Note 4 "Environmental Matters," in the notes to consolidated financial statements under Part I, Item 1 of this Report on Form 10-Q, which note is incorporated by reference. No other material legal proceedings against Northern Indiana or its subsidiaries are pending or, to the knowledge of Northern Indiana, contemplated by governmental authorities and other parties.

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






Date November 12, 1999