Form 10-K
period 1999-12-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2000-03-30
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1999

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      As of February 29, 2000, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Form 10-K

Table of Contents
                                                              Page
                                                              ====

PART I
 Item 1     Business                                            2
      2     Properties                                          8
      3     Legal Proceedings                                   8
      4     Submission of Matters to a Vote
             of Security Holders                                9

PART II
 Item 5     Market for the Registrant's Common

             Equity and Related Shareholder Matters             9
      6     Selected Financial Data                             9
      7     Management's Discussion and Analysis of
             Financial Condition and Results of Operation      10
      7a    Quantitative and Qualitative Disclosures About
             Market Risk                                       18
      8     Financial Statements and Supplementary Data        18
      9     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure            53

PART III
Item 10     Directors and Executive Officers of
             the Registrant                                    54
     11     Executive Compensation                             56
     12     Security Ownership of Certain Beneficial
             Owners and Management                             64
     13     Certain Relationships and Related Transactions     64

PART IV
Item 14     Exhibits, Financial Statement Schedules            64
             and Reports on Form 8-K

SIGNATURES                                                     67

NORTHERN INDIANA PUBLIC SERVICE COMPANY
Part I

ITEM 1. BUSINESS.

      Northern Indiana Public Service Company (Northern Indiana) is a public utility operating company, incorporated in Indiana on August 2, 1912, that supplies natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2.2 million. At December 31, 1999, Northern Indiana served approximately 681,100 customers with gas and approximately 425,800 customers with electricity.

      See "Segments of Business" in the Notes to Consolidated Financial Statements regarding financial information about industry segments.

      HOLDING COMPANY STRUCTURE. Effective March 3, 1988, Northern Indiana became a subsidiary of NiSource Inc. (NiSource), formerly NIPSCO Industries, Inc., an Indiana corporation. NIPSCO Industries, Inc. changed its name to NiSource Inc. on April 14, 1999 to reflect its new direction as a multi-state supplier of energy and water resources and related services.

      ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal-fired electric generating stations with net capabilities of 3,179,000 kilowatts (kw), two hydroelectric generating plants with net capabilities of 10,000 kw and four gas-fired combustion turbine generating units with net capabilities of 203,000 kw, for a total system net capability of 3,392,000 kw. During the year ended December 31, 1999, Northern Indiana generated 89.9% and purchased 10.1% its electric requirements.

      Northern Indiana's 1999 electric control area peak load (the highest level of electrical utility usage in the control area) of 3,307,340 kw was set on July 30, 1999. Northern Indiana's electric control area includes Northern Indiana, Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency (IMPA). The 1999 peak established a new all time peak exceeding the old peak of 3,161,200 kw previously set on July 14, 1995. Northern Indiana's 1999 internal peak load, which excludes WVPA and IMPA, of 2,962,340 kw was also set on July 30, 1999. This also established a new all-time internal peak load exceeding the old peak of 2,888,450 kw previously set on August 6, 1996.

      Northern Indiana's electric system is interconnected with the systems of Ameren Services Corporation (formerly Central Illinois Public Service Company), American Electric Power, Commonwealth Edison Company (ComEd),
Cinergy Services, Inc. and Consumers Energy. Electric energy is purchased from, sold to, or exchanged with various other utilities and power marketers under Northern Indiana's power sales and open access transmission tariffs.

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

      Northern Indiana and WVPA have executed a supplemental agreement for unit peaking capacity and energy. Unit peaking capacity is the capacity used to serve peak demand from a specific peaking generating unit. Pursuant to this agreement, which runs through December 2001, WVPA purchases 90,000 kw of capacity per month.

      Northern Indiana serves the Town of Argos as a full requirement customer and provides network integration service to seven other municipal wholesale customers.

      Northern Indiana is a member of the East Central Area Reliability Coordination Agreement (ECAR). ECAR is one of nine regional electric reliability councils established to coordinate planning and operations of member electric utilities regionally and nationally.

      FUEL SUPPLY. The generating units of Northern Indiana are located at Bailly, Mitchell, Michigan City and Schahfer Generating Stations. Northern Indiana's 13 steam generating units have a net capability of 3,179,000 kw. Coal is the primary source of fuel for all units, except for three, which utilize natural gas. In addition, Northern Indiana's four combustion turbine generating units with a net capability of 203,000 kw are fired by gas. Fuel requirements for Northern Indiana's generation for 1999 was supplied as follows:

Coal               97.9%.
Natural gas         2.1%


      In 1999, Northern Indiana used approximately 9.0 million tons of coal at its generating stations. Northern Indiana has established a normal level of coal stock that is expected to provide adequate fuel supply during the year.

      Annual coal requirements for Northern Indiana's electric generating units through 2003 are estimated to range from 9.4 million tons to 9.7 million tons, depending from year to year upon anticipated sales levels, scheduled maintenance and other variables. These requirements are being met or will be met in part under long-term contracts as follows:

      MILLION TONS/YEAR       SULFUR CONTENT       EXPIRATION
      =================       ==============       ==========
           1.300(a)                Low                2001
           1.600(b)                Low                2002
           1.000(c)                Low                2001
           0.500(d)                Low                2000
           0.432(e)                Low                2002
           1.000(f)                High               2000
           0.600                   High               2004
           0.500(g)                High               2001

(a) 1.3 million tons in 2000; 0.25 million tons in 2001.
(b) 1.6 million tons in 2000; plus or minus 10% option years in 2001 and 2002. Northern Indiana can terminate 12/31/2000 or 12/31/2001.
(c) 0.8 million to 1.2 million tons in 2000 and 2001.
(d) Option year in 2000.
(e) Option to purchase an additional 0.432 million tons in 2000 and 2001; 0.864 million tons in 2002.
(f) 1.0 million tons in 2000.
(g) 0.75 million tons in 2000 and 2001.



      The average cost of coal consumed in 1999 was $26.13 per ton, or 1.47 cents per kilowatt-hour (kwh) generated as compared to $26.83 per ton, or
1.52 cents per kwh generated in 1998.

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

      GAS OPERATIONS. Northern Indiana supplies natural gas of about 1,000 British thermal units (Btu) per cubic foot. In a 24-hour period ended January 5, 1999, Northern Indiana's 1999 maximum day send-out (the maximum amount of gas delivered through Northern Indiana's distribution system to its end customers) was 1.7 million dekatherms (dth). Northern Indiana's total gas send-out for 1999 was 282.5 million dth, compared to 266.0 million dth in 1998.

      Agreements have been negotiated with natural gas suppliers to replace former pipeline supplier contracts pursuant to the requirements of Federal Energy Regulatory Commission (FERC) Order No. 636. Northern Indiana also has agreements which allow for the purchase of gas either from gas marketers or producers.

      Northern Indiana has firm transportation agreements with pipelines, which allow Northern Indiana to move its gas through the pipelines' transmission systems. In 1999, all of the gas supplied by Northern Indiana was transported by ANR Pipeline Company (ANR), Crossroads Pipeline Company (Crossroads), a subsidiary of NiSource, Midwestern Gas Transmission Company (Midwestern), Natural Gas Pipeline Company of America (Natural), Panhandle Eastern Pipe Line Company (Panhandle), Tennessee Gas Pipeline Company (Tennessee) and Trunkline Gas Company (Trunkline). The transportation rates of Crossroads and the transportation and storage rates of ANR, Midwestern, Natural, Panhandle, Tennessee and Trunkline to Northern Indiana are subject to change in accordance with rate proceedings filed with the FERC.

      Approximately 77% of Northern Indiana's 1999 gas supply was purchased on the spot market, generally on less than 30-day agreements. The average price per dth (including FERC Order No. 636 transition charges) in 1999 was $2.56, compared to $2.49 in 1998, and the average cost of purchased gas, after adjustment for transition charges billed to transport customers, was $2.58 per dth, as compared to $2.48 per dth in 1998.

      Northern Indiana has a curtailment plan (a plan which outlines service to be curtailed in the event of limited gas supply) that has been approved by the Indiana Utility Regulatory Commission (IURC). There were no firm sales curtailments in 1999 and none are expected during 2000.

      Northern Indiana operates an underground gas storage field at Royal Center, Indiana, which currently has a storage capacity of 6.75 million dth. Withdrawals were made in the 1999-2000 winter of up to 103,126 dth per day. In addition, Northern Indiana has several gas storage service agreements which make possible the withdrawal of substantial quantities of gas from other storage facilities. All of the storage agreements have limitations on the volume and timing of daily withdrawals. These contracts provide in the aggregate for approximately 29.6 million dth of annual stored volume and allow for approximately 661,000 dth of maximum daily withdrawal.

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

      REGULATION. Northern Indiana is subject to regulation by the Commission as to rates, service, accounts, issuance of securities, and in other respects. It is also subject to limited regulation by local public authorities.

      In 1999, about 7% of Northern Indiana's electric revenues were derived from electric service it furnished at wholesale in interstate commerce to other utility companies, power marketers, municipalities and WVPA (see "Item 1. Business-Electric Operations" regarding WVPA). Northern Indiana's wholesale rates and operations are subject to the jurisdiction of the FERC. FERC jurisdiction does not extend to the issuance of securities by Northern Indiana, which are regulated by the IURC. The FERC on October 21, 1954, declared Northern Indiana exempt from the provisions of the Natural Gas Act.

      RATE MATTERS. For a description of Northern Indiana's Alternative Regulatory Plan (ARP) see "Competition and Regulatory Changes" below.

      On January 27, 2000, the Citizens Action Coalition (CAC), a private consumer organization, filed a petition before the Indiana Utility Regulatory Commission (IURC). The petition does not seek a specified amount of rate reduction, but rather alleges that the existing electric rates are "unreasonable and unsafe," and seeks to have the IURC force Northern Indiana to produce detailed financial calculations that would justify its electric rates. Northern Indiana intends to oppose the petition on both legal and factual grounds, and believes that its current rates are just and reasonable as required by statue.

COMPETITION AND REGULATORY CHANGES -

      The regulatory frameworks applicable to Northern Indiana, at both state and federal levels, are undergoing fundamental changes. These changes have impacted and will continue to have an impact on Northern Indiana's operations, structure and profitability. At the same time, competition within the electric and gas industries will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal, providing its gas customers with increased customer choice for new products and services throughout the service territory.

      THE ELECTRIC INDUSTRY. At the Federal level, the FERC issued Order No. 888-A in 1996 which required all public utilities owning, controlling, or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. In 1997, FERC approved Northern Indiana's open-access transmission tariff. On December 20, 1999, FERC issued a final rule addressing the formation and operation of Regional Transmission Organizations
(RTOs). The rule is intended to eliminate pricing inequities in the provision of wholesale transmission service. Northern Indiana does not believe that compliance with the new rules will be material to future earnings. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

      At the state level, Northern Indiana announced in 1997 and 1998 that if a consensus could be reached regarding electric utility restructuring legislation, Northern Indiana would support a restructuring bill before the Indiana General Assembly. During 1999, discussions were held with other investor-owned utilities in Indiana regarding the technical and economic aspects of possible legislation leading to greater customer choice. A consensus was not reached. Therefore, Northern Indiana did not support legislation regarding electric restructuring during the 2000 session of the Indiana General Assembly. During 2000, discussions will continue with all segments of the Indiana electric industry in an attempt to reach a consensus on electric restructuring legislation for introduction during the 2001 session of the Indiana General Assembly.

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

      At the state level, the IURC approved in 1997 Northern Indiana's Alternative Regulatory Plan (ARP), which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism, and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. Phase I of Northern Indiana's Customer Choice Pilot Program ended on March 31, 1999. This pilot program offered 82,000 residential customers within St. Joseph County and 10,000 commercial customers throughout the Northern Indiana service area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program commenced on April 1, 1999 and will continue for a one-year period. During this phase, Northern Indiana is offering customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory. A limit of 150,000 residential and 20,000 commercial customers are eligible to enroll in Phase II of the program. The IURC order allows a specific NiSource natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including, price protection, negotiated sales and services, gas lending and parking, and new storage services.

      To date, Northern Indiana has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future unless the current regulatory structure is substantially altered. Northern Indiana believes the steps that it has taken to deal with increased competition have had and will continue to have significant positive effects in the next few years.

      EMPLOYEES. Northern Indiana had 3,077 employees at December 31, 1999. Approximately 70% of Northern Indiana's employees (physical and clerical workers) are represented by two local unions of the United Steelworkers of America, AFL-CIO-CLC.

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

      In a March 3, 2000 decision, the United States Court of Appeals for the
D. C. Circuit ruled largely in favor of Environmental Protection Agency's regional nitrogen oxides (NOx) plan. An appeal of this decision is expected. The State of Indiana in February 2000 proposed a moderate NOx control plan designed to address Indiana's ozone nonattainment areas and regional ozone transport.

      Northern Indiana's total capital expenditures from January 1, 1995, through December 31, 1999 for pollution control facilities were approximately $116 million and were financed in part by the sale of Northern Indiana's Pollution Control Notes and Bonds-Jasper County. Northern Indiana anticipates expenditures of approximately $244 million for pollution control equipment in the 2000-2004 period which includes anticipated expenditures of $6 million in 2000 and $65 million in 2001.

      YEAR 2000 COSTS. For a discussion of year 2000 costs see Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Costs.

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

      Northern Indiana has 291 substations with an aggregate transformer capacity of 23,036,200 kilovolts (kva). Its transmission system with voltages from 34,500 to 345,000 consists of 3,068 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,800 circuit miles of overhead and 1,571 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 11,367,093 kva and 445,377 electric watt-hour meters.

      GAS. Northern Indiana has an underground storage field at Royal Center and a liquefied natural gas plant in LaPorte County all of which are described under "Item 1. Business-Gas Operations". Northern Indiana has 13,924 miles of gas mains.

      CHARACTER OF OWNERSHIP. Substantially all of the properties of Northern Indiana are subject to the lien of its First Mortgage Indenture. The principal properties are held in fee and are free from other encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is Northern Indiana's practice regularly to pay such amounts, as and when due, unless contested in good faith. In general, the electric and gas lines and mains are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. Northern Indiana does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon, or under which its electric and gas lines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric and gas lines and mains was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS.

      Northern Indiana is a party to various pending proceedings, including suits and claims against it for personal injury, death and property damage.
Such proceedings and suits, and the amounts involved are routine for the kind of business conducted by Northern Indiana, except as set forth above and under "Environmental Matters," in the Notes to Consolidated Financial Statements.
No other material legal proceedings against Northern Indiana or its subsidiaries are pending or, to the knowledge of Northern Indiana contemplated by governmental authorities or other parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

      Northern Indiana's common shares are wholly-owned by NiSource.

      The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

      When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 1999, Northern Indiana had approximately $136.1 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

      So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available therefor for the preceding calendar year unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 1999, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 43% of the total capitalization including surplus.

      In connection with the foregoing discussion, see "Common Share Dividend" in the Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

                                       Year Ended December 31,
                                       (Dollars in thousands)

                       1999       1998       1997       1996       1995
                    ========== ========== ========== ========== ==========
Operating revenues  $1,752,219 $1,648,603 $1,752,382 $1,754,105 $1,664,278

Net income          $  222,111 $  220,180 $  196,620 $  197,310 $  194,321

Total assets        $3,655,454 $3,651,949 $3,674,914 $3,774,280 $3,606,199


Long-term
 obligations and
 redeemable
 preferred stock    $  974,443 $1,134,394 $1,138,337 $1,053,254 $1,122,392

Cash dividends
 declared on
 common shares      $  224,000 $  212,000 $  187,775 $  187,450 $  185,725


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      NET INCOME. For 1999, net income of Northern Indiana increased to $222.1 million, compared to $220.2 million for 1998. In 1997, net income was $196.6 million.

      GAS REVENUES. Gas revenues were $644.7 million in 1999, an increase of $72.2 million from 1998. This increase in gas revenues was mainly due to increased deliveries to residential customers as a result of colder weather during 1999, increased wholesale sales and increased gas costs per dekatherms
(dth), partially offset by decreased deliveries to commercial and industrial customers and decreased gas transition costs. During 1999, gas deliveries in dth, which include transportation services, increased 10%. Gas deliveries to residential customers increased 13% reflecting 12% higher heating degree-days than 1998. Gas deliveries to commercial and industrial customers increased 6% and 4%, respectively, reflecting increased gas transportation services. Northern Indiana had 681,120 gas customers at December 31, 1999.

      Gas revenues were $572.5 million in 1998, a decrease of $162.8 million from 1997. The decrease in gas revenues was mainly due to decreased gas sales to residential and commercial customers, decreased gas costs per dth and decreased gas transition costs. During 1998, gas deliveries in dth, which include transportation services, decreased 1%. Gas deliveries to residential and commercial customers decreased 20% and 16%, respectively, reflecting heating degree-days 21% lower than 1997, partially offset by increased deliveries to industrial customers of 4% and increased wholesale gas sales.

      Large commercial and industrial customers continue to utilize transportation services provided by Northern Indiana. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over Northern Indiana's system. Northern Indiana transported 184.9, 173.2 and 160.4 million dth for others in 1999, 1998 and 1997, respectively. The basic steel industry accounted for 39% of natural gas delivered (including volumes transported) during 1999.

      The components of the changes in gas operating revenues are shown in the following table:

                                            Year 1999         Year 1998
                                           Compared To       Compared To
                                            Year 1998         Year 1997
                                          ============      ============
                                                (Dollars in millions)

Gas Revenue Changes -
 Pass through of net changes in
  purchased gas costs, gas storage
  and storage transportation costs        $       15.6      $      (63.0)
 Gas transition costs                             (4.5)            (21.7)
 Changes in sales levels                          21.7             (91.6)
 Gas transported                                   6.2               6.8
 Wholesale gas                                    33.2               6.7
                                          ------------      ------------
Total Gas Revenue Change                  $       72.2      $     (162.8)
                                          ============      ============


      GAS COSTS OF ENERGY. Gas costs increased $58.6 million (18%) in 1999 due to increased gas purchases and increased purchased gas costs per dth, partially offset by decreased gas transition costs. The average cost for purchased gas in 1999, after adjustment for gas transition costs billed to transport customers, was $2.58 per dth as compared to $2.48 per dth in 1998. Gas costs decreased $131.4 million (29%) in 1998 due to decreased gas purchases, decreased gas transition costs and decreased gas costs per dth. The average cost for purchased gas in 1998, after adjustment for gas transition costs billed to transport customers, was $2.48 per dth as compared to $3.08 per dth in 1997.

      GAS OPERATING MARGINS. The gas operating margin increased $13.7 million in 1999 due to increased deliveries to residential customers reflecting colder weather during 1999, increased wholesale sales and increased deliveries of gas transported for others, partially offset by decreased deliveries to commercial customers. The gas operating margin decreased $31.4 million in 1998 due to decreased deliveries to residential and commercial customers reflecting the warmer heating season, partially offset by increased sales to wholesale customers and increased deliveries of gas transported for others.

      ELECTRIC REVENUES.  Electric revenues were $1.107 billion, an increase of

$31.4 million from 1998. Sales of electricity in kilowatt-hours (kwh) increased 7% from 1998. The increase in electric revenues was mainly due to increased sales to residential and commercial customers due to warmer weather during the third quarter of 1999, increased industrial sales and increased wholesale transactions. Sales to residential and commercial customers increased 2% and 4% in kwh, respectively, reflecting the warmer summer in 1999. At December 31, 1999, Northern Indiana had 425,835 electric customers.

      In 1998, electric revenues were $1.076 billion, an increase of $59.0 million from 1997. Sales of electricity in kwh increased 7% from 1997. The increase in electric revenues was mainly due to increased sales to residential and commercial customers (increases of 8% and 6% in kwh, respectively), reflecting a significantly warmer summer in 1998. Wholesale power transactions also increased significantly in a rapidly developing market. The increases were partially offset by a 2% kwh reduction in sales to industrial customers, reflecting a full year of operations at two cogeneration projects located at major industrial customers' facilities. The basic steel industry accounted for 29% of electric sales during 1999.

      The components of the changes in electric operating revenues are shown in the following table:

                                            Year 1999         Year 1998
                                           Compared To       Compared To
                                            Year 1998         Year 1997
                                          ============      ============
                                                (Dollars in millions)

Electric Revenue Changes -
 Pass through of net changes

  in fuel costs                           $        5.6      $       (9.3)
 Changes in sales levels                          38.3              17.0
 Wholesale electric                              (12.5)             51.3
                                          ------------      ------------
Total Electric Revenue Change             $       31.4      $       59.0
                                          ============      ============

      ELECTRIC COST OF ENERGY. Cost of fuel for electric generation in 1999 decreased $1.5 million compared to 1998 primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 3% from 1998 to 1.47 cents per kwh. Cost of fuel for electric generation in 1998 increased mainly as a result of increased production. The average cost per kwh generated decreased 3% from 1997 to 1.50 cents per kwh.

      POWER PURCHASED. Power purchased increased $25.0 million in 1999 as a result of increased bulk power purchases. Power purchased decreased $4.7 million in 1998 as a result of decreased bulk power purchases.

      ELECTRIC OPERATING MARGINS. Operating margin from electric sales increased $7.9 million in 1999. This increase occurred mainly due to increased sales to residential and commercial as a result of warmer weather during the third quarter of 1999, increased industrial sales and increased wholesale transactions. Operating margin from electric sales in 1998 increased $42.2 million due to increased sales to residential and commercial customers, reflecting a significantly warmer summer in 1998 than in 1997, and increased wholesale transactions, partially offset by decreased sales to industrial customers.

      OPERATING EXPENSES AND TAXES (EXCEPT INCOME). Operating expenses and taxes (except income) in 1999 increased $17.6 million from 1998 and in 1998 decreased $20.9 million from 1997.

      Operation expenses increased $10.6 million in 1999 over 1998 due to increased employee related costs of $15.6 million, increased expenses for distributed generation and fuel cell research and development of $1.9 million and other increased operating costs partially offset by a $13 million insurance settlement related to manufactured gas plants site cleanup costs. Operation expenses decreased $23.4 million in 1998 over 1997 due to decreased employee related costs of $11.7 million, decreased sales and marketing activities of $5.7 million and decreased electric production operating costs of $4.3 million.

      Maintenance expenses remained relatively unchanged in 1999 from 1998. Maintenance expenses decreased $3.6 million in 1998 from 1997 mainly reflecting decreased maintenance activity for electric production and distribution facilities.

      Depreciation and amortization expenses increased $5.0 million in 1999 from 1998 resulting from plant additions. Depreciation and amortization expenses increased $5.5 million in 1998 from 1997 resulting from plant additions.

      Utility income taxes increased $6.5 million and $10.7 million in 1999 and 1998, respectively, when compared to the prior period mainly as a result of increased pre-tax income.


      Other Income (Deductions) increased $1.3 million in 1999 from 1998 mainly as a result of increased power trading activities, partially offset by Northern Indiana deciding to abandon certain business facilities that were not consistent with its strategic direction. Other Income (Deductions) remained relatively unchanged in 1998 from 1997.

      Interest charges decreased $3.2 million and $2.5 million in 1999 and 1998, respectively. The 1999 and 1998 decreases reflect decreased short-term borrowing during the year.

      LIQUIDITY AND CAPITAL RESOURCES. Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because the utility and utility construction business is seasonal in nature, commercial paper is issued for short-term financing. As of December 31, 1999 and December 31, 1998, $62.6 million and $85.6 million in commercial paper was outstanding, respectively. The weighted average interest rate on commercial paper outstanding as of December 31, 1999 was 6.53%.

      Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 2000, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. At December 31, 1999 and 1998, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $11.4 million in lines of credit which run until May 31, 2000. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of December 31, 1999, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $220 million of money market lines of credit. As of December 31, 1999 and December 31, 1998, $33.7 million and $40.5 million of borrowings were outstanding, respectively, under these lines of credit.

      Construction expenditures by Northern Indiana for 1999, 1998 and 1997 were approximately $193 million, $182 million and $174 million, respectively. Northern Indiana's total utility plant investment on December 31, 1999, was $5.9 billion. During recent years, Northern Indiana has been able to finance its construction program with internally generated funds and expects to be able to meet future commitments through such funds.

      On January 27, 2000, the Citizens Action Coalition (CAC), a private consumer organization, filed a petition before the Indiana Utility Regulatory Commission (IURC). The petition does not seek a specified amount of rate reduction, but rather alleges that the existing electric rates are "unreasonable and unsafe," and seeks to have the IURC force Northern Indiana to produce detailed financial calculations that would justify its electric rates. Northern Indiana is opposing the petition on both legal and factual grounds, and believes that its current rates are just and reasonable as required by statue.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS -

RISK MANAGEMENT
      Risk is an inherent part of Northern Indiana's energy businesses and activities. The extent to which Northern Indiana properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. Northern Indiana seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in Northern Indiana's energy businesses: commodity market risk, interest rate risk and credit risk. Risk management at Northern Indiana is a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of specialized products and markets. Northern Indiana's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy business, Northern Indiana's risk management policies and procedures are evolving and subject to ongoing review and modification.

      Northern Indiana is exposed to risk through various daily business activities, including specific trading risks and non-trading risks. The non-trading risks to which Northern Indiana is exposed include interest rate risk and commodity price risk. The market risk resulting from trading activities consists primarily of commodity price risk. Northern Indiana's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps. Risk management at Northern Indiana is defined as the process by which the organization ensures that the risks to which it is exposed are the risks to which it desires to be exposed to achieve its primary business objectives. Northern Indiana employs various analytic techniques to measure and monitor its market risks, including value-at-risk (VaR) and instrument sensitivity to market factors. VaR represents the potential loss for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level.

TRADING RISKS
      COMMODITY MARKET RISK. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. Northern Indiana employs a VaR model to assess the market risk of all open derivative financial instruments. Northern Indiana estimates the one-day VaR across all trading groups which utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95 percent confidence level. Based on the results of the VaR analysis, the daily market risk exposure for power trading on an average, high, and low basis was $0.4, $1.2 and $0.014 million during 1999, respectively.

      Northern Indiana implemented a VaR methodology in 1999 to introduce additional market sophistication and to recognize the developing complexity of its businesses.

NON-TRADING RISKS
      COMMODITY MARKET RISK. Currently, commodity price risk resulting from non-trading activities is relatively limited, since current regulations allow Northern Indiana to recoup any prudently incurred fuel and gas costs through rate-making. As the utility industry undergoes deregulation, however, Northern Indiana will be providing services without the benefit of the traditional rate-making and, therefore, will be more exposed to commodity price risk. Additionally, Northern Indiana enters into certain sales contracts with customers based upon a fixed sales price and varying volumes which are ultimately dependent upon the customer's supply requirements. Northern Indiana utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

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

      CREDIT RISK. Credit risk arises in many of Northern Indiana's business activities. In sales and trading activities, credit risk arises because of the possibility that a counterparty will not be able or willing to fulfill its obligations on a transaction on or before settlement date. In derivative activities, credit risk arises when counterparties to derivative contracts, such as interest rate swaps, are obligated to pay Northern Indiana the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments and standby letters of credit and guarantees. Current credit exposure includes the positive fair value of derivative instruments. Because many of Northern Indiana's exposures vary with changes in market prices, Northern Indiana also estimates the potential credit exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, Northern Indiana considers collateral and master netting agreements, which are used to reduce individual counterparty risk, primarily in connection with derivative products.

      Refer to Consolidated Statement of Long-Term Debt for detailed information related to Northern Indiana's long-term debt outstanding and "Fair Value of Financial Instruments" in Notes to Consolidated Financial Statements for current market valuation of long-term debt. Refer to "Summary of Significant Accounting Policies-Accounting for Price Risk Management Activities" for further discussion of Northern Indiana's risk management.

YEAR 2000 COSTS -

      RISKS. "Year 2000 issues" were concerned with the ability of electronic processing equipment to process date sensitive information and recognize the last two digits of a date as occurring in or after the year 2000. Any failure in any system could have resulted in material operational and financial risks. Possible scenarios included a system failure in a generating plant, an operating disruption or delay in transmission or distribution of gas, electricity, or an inability to interconnect with the systems of other utilities. Failure to achieve year 2000 readiness could have had a material adverse effect on results of operations, financial position and cash flow.

      The program to address risks associated with the year 2000 on both information technology (IT) and non-IT systems was completed in a timely manner.

      STATE OF READINESS. The Northern Indiana year 2000 program consisted of four phases: inventory (identifying systems potentially affected by the year
2000),assessment(testing identified systems), remediation (correcting or replacing non-compliant systems) and validation (evaluating and testing remediated systems to confirm compliance). All phases were completed in a timely manner.

      Because Northern Indiana depends on outside suppliers and vendors with similar year 2000 issues, the ability of those suppliers and vendors to provide an uninterrupted supply of goods and services was assessed. Critical vendors and suppliers were contacted in order to investigate their year 2000 efforts. In addition, electricity and gas industry groups such as the North American Electric Reliability Council, the Electric Power Research Institute and the American Gas Association were helpful in evaluating the potential impact of year 2000 problems upon the electric grid systems and pipeline networks.

      COSTS. The total cost of the Northern Indiana year 2000 program was approximately $19 million. These costs were funded from operations. Costs related to the maintenance or modification of existing systems were expensed as incurred. Costs related to the acquisition of replacement systems were capitalized. These costs did not have a material impact on results of operations.

      CONTINGENCY PLANS. Northern Indiana developed its contingency plans to address the possibility that any mission-critical system would be non-compliant. This includes identifying alternative suppliers and vendors, conducting staff training and developing communication plans. In addition, Northern Indiana evaluated the ability to maintain or restore service in the event of a power failure or operating disruption or delay, along with the limited ability to mitigate the effects of a network failure by isolating its own network from the non-compliant segments of the greater network. These contingency plans were completed during the second quarter 1999. They were not needed for the century rollover.

      RESULTS. Northern Indiana did not experience any system failures a result of the year 2000 issue.

 COMPETITION AND REGULATORY CHANGES -

      The regulatory frameworks applicable to Northern Indiana, at both state and federal levels, are undergoing fundamental changes. These changes have impacted and will continue to have an impact on Northern Indiana's operations, structure and profitability. At the same time, competition within the electric and gas industries will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal and providing its gas customers with increased customer choice for new products and services throughout the service territory.

      THE ELECTRIC INDUSTRY. At the Federal level, the FERC issued Order No. 888-A in 1996 which required all public utilities owning, controlling, or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. In 1997, FERC approved Northern Indiana's open-access transmission tariff. On December 20, 1999, FERC issued a final rule addressing the formation and operation of Regional Transmission Organizations
(RTOs). The rule is intended to eliminate pricing inequities in the provision of wholesale transmission service. Northern Indiana does not believe that compliance with the new rules will be material to future earnings. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

      At the state level, Northern Indiana announced in 1997 and 1998 that if a consensus could be reached regarding electric utility restructuring legislation, Northern Indiana would support a restructuring bill before the Indiana General Assembly. During 1999, discussions were held with other investor-owned utilities in Indiana regarding the technical and economic aspects of possible legislation leading to greater customer choice. A consensus was not reached. Therefore, Northern Indiana did not support legislation regarding electric restructuring during the 2000 session of the Indiana General Assembly. During 2000, discussions will continue with all segments of the Indiana electric industry in an attempt to reach a consensus on electric restructuring legislation for introduction during the 2001 session of the Indiana General Assembly.

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

      At the state level, the IURC approved in 1997 Northern Indiana's Alternative Regulatory Plan (ARP), which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism, and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. Phase I of Northern Indiana's Customer Choice Pilot Program ended on March 31, 1999. This pilot program offered 82,000 residential customers within St. Joseph County and 10,000 commercial customers throughout the Northern Indiana service area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program commenced on April 1, 1999 and will continue for a one-year period. During this phase, Northern Indiana is offering customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory. A limit of 150,000 residential and 20,000 commercial customers are eligible to enroll in Phase II of the program. The IURC order allows a specific NiSource natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including, price protection, negotiated sales and services, gas lending and parking, and new storage services.

      To date, Northern Indiana has not been materially affected by competition, and management does not foresee substantial adverse effects in the near future unless the current regulatory structure is substantially altered. Northern Indiana believes the steps that it has taken to deal with increased competition have had and will continue to have significant positive effects in the next few years.

      IMPACT OF ACCOUNTING STANDARDS. Refer to "Summary of Significant Accounting Policies-Impact of Accounting Standards" in the Notes to the Consolidated Financial Statements for information regarding impact of accounting standards not yet adopted.

      FORWARD LOOKING STATEMENTS. This report contains forward looking statements within the meaning of the securities laws. Forward looking statements include terms such as "may," "will," "expect," "believe," "plan" and other similar terms. Northern Indiana cautions that, while it believes such statements to be based on reasonable assumptions and makes such statements in good faith, you cannot be assured that the actual results will not differ materially from such assumptions or that the expectations set forth in the forward looking statements derived from such assumptions will be realized.
You should be aware of important factors that could have a material impact on future results. These factors include, weather, the federal and state regulatory environment, the economic climate, regional, commercial, industrial and residential growth in the service territories served by Northern Indiana, customers' usage patterns and preferences, the speed and degree to which competition enters the utility industry, the timing and extent of changes in commodity prices, changing conditions in the capital and equity markets and other uncertainties, all of which are difficult to predict, and many of which are beyond Northern Indian's control.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      For a discussion of primary market risks and risk management policy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Sensitive Instruments and Positions."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Pages
                                                          =========

      Report of Independent Public Accountants              19-20

      Consolidated Statement of Income for the years
       ended December 31, 1999, 1998, and 1997              20-21

      Consolidated Balance Sheet - December 31, 1999
       and 1998                                             21-23

      Consolidated Statement of Capitalization -
       December 31, 1999 and 1998                           23-25

      Consolidated Statement of Long-term Debt -
       December 31, 1999 and 1998                           25-26

      Consolidated Statement of Cash Flows for the

       years ended December 31, 1999, 1998, and 1997        26-27

      Consolidated Statement of Retained Earnings for
       the years ended December 31, 1999, 1998, and 1997    27-28

      Notes to Consolidated Financial Statements            28-53


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet and consolidated statements of capitalization and long-term debt of Northern
Indiana Public Service Company (an Indiana corporation and a wholly-owned subsidiary of NiSource Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on page 64,
Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
February 19, 2000

CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31,                    1999        1998        1997
                                        ==========  ==========  ==========
                                              (Dollars in thousands)

Operating Revenues:
 (Notes 2 and 20)
  Gas                                   $  644,687  $  572,485  $  735,299
  Electric                               1,107,532   1,076,118   1,017,083
                                        ----------  ----------  ----------
                                         1,752,219   1,648,603   1,752,382
                                        ----------  ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                                 379,609     321,033     452,436
 Fuel for electric generation              249,164     250,649     238,548
 Power purchased                            66,964      41,990      37,274
                                        ----------  ----------  ----------
                                           695,737     613,672     728,258
                                        ----------  ----------  ----------
Operating Margin                         1,056,482   1,034,931   1,024,124
                                        ----------  ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                                256,474     245,920     269,275
  Maintenance (Note 2)                      65,462      65,302      68,853
  Depreciation and
   amortization (Note 2)                   233,555     228,547     223,025
  Taxes (except income)                     74,163      72,227      71,752
                                        ----------  ----------  ----------
                                           629,654     611,996     632,905
                                        ----------  ----------  ----------
Operating Income Before
 Utility Income Taxes                      426,828     422,935     391,219
                                        ----------  ----------  ----------
Utility Income Taxes (Note 4)              127,267     120,786     110,099
                                        ----------  ----------  ----------

Operating Income                           299,561     302,149     281,120
                                        ----------  ----------  ----------
Other Income (Deductions)(Note 2)           (2,248)     (3,589)     (3,659)
                                        ----------  ----------  ----------


Interest:
 Interest on long-term debt                 67,695      69,672      69,427
 Other interest                              3,352       4,524       7,220
 Amortization of premium, reacquisition
  premium, discount and expense on
  debt, net                                  4,155       4,184       4,194
                                        ----------  ----------  ----------
                                            75,202      78,380      80,841
                                        ----------  ----------  ----------

Net Income                                 222,111     220,180     196,620

Dividend requirements on
 preferred stocks                            8,131       8,335       8,539
                                        ----------  ----------  ----------
Balance available
 for common shares                      $  213,980  $  211,845  $  188,081
                                        ==========  ==========  ==========

Common dividends declared               $  224,000  $  212,000  $  187,775
                                        ==========  ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                   1999           1998
                                            ===========    ===========
                                              (Dollars in thousands)

ASSETS

UTILITY PLANT, at original cost (including
 construction work in progress of
 $200,011 and $149,426, respectively)
 (Note 2):
  Electric                                  $ 4,237,427    $ 4,154,060
  Gas                                         1,323,528      1,272,483
  Common                                        381,486        364,822
                                            -----------    -----------
                                              5,942,441      5,791,365

    Less - Accumulated provision for

     depreciation and amortization            2,993,412      2,804,720
                                            -----------    -----------
      Total Utility Plant                     2,949,029      2,986,645
                                            -----------    -----------

OTHER PROPERTY AND INVESTMENTS                    2,668            519
                                            -----------    -----------
CURRENT ASSETS:
 Cash and cash equivalents                        6,145         19,541
 Accounts receivable, less reserve of
  $7,804 and $4,458, respectively (Note 2)      141,537        104,445
 Fuel adjustment clause (Note 2)                  4,201              0
 Gas cost adjustment clause (Note 2)             36,787         44,044
 Materials and supplies, at average cost         52,735         51,554
 Electric production fuel, at average cost       31,968         32,402
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                        22,966         50,859
 Prepayments and other                           60,285         31,056
                                            -----------    -----------
      Total Current Assets                      356,624        333,901
                                            -----------    -----------

OTHER ASSETS:
 Regulatory assets (Note 2)                     186,080        203,722
 Prepayments and other (Note 6)                 161,053        127,162
                                            -----------    -----------
      Total Other Assets                        347,133        330,884
                                            -----------    -----------
                                            $ 3,655,454    $ 3,651,949
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                   1999           1998
                                            ===========    ===========
                                               (Dollars in thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common shareholder's equity                $ 1,008,131    $ 1,018,150
 Preferred stocks (Note 7) -
   Series without mandatory

    redemption provisions (Note 8)               81,114         81,116
   Series with mandatory
    redemption provisions (Note 9)               54,030         56,435
 Long-term debt, excluding amounts due
  within one year (Note 13)                     920,413      1,077,959
                                            -----------    -----------
      Total capitalization                    2,063,688      2,233,660
                                            -----------    -----------

CURRENT LIABILITIES:
 Current portion of long-term debt              158,000          2,000
  (Note 14)
 Short-term borrowings (Note 15)                 96,290        126,100
 Accounts payable                               129,532        142,414
 Dividends declared on common and
  preferred stocks                               59,017         63,101
 Customer deposits                               24,264         20,178
 Taxes accrued                                  115,761         88,401
 Interest accrued                                 7,392          9,118
 Fuel adjustment clause                               0          6,279
 Accrued employment costs                        51,393         44,223
 Other accruals                                  76,163         28,546
                                            -----------    -----------
      Total current liabilities                 717,812        530,360
                                            -----------    -----------

OTHER:
 Deferred income taxes (Note 4)                 592,022        608,935
 Deferred investment tax credits, being
  amortized over life of related property
   (Note 4)                                      85,566         92,693
 Deferred credits                                47,105         48,084
 Accrued liability for postretirement
  benefits (Note 6)                             137,211        127,115
 Other noncurrent liabilities                    12,050         11,102
                                            -----------    -----------
      Total other                               873,954        887,929
                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES:
 (Notes 3, 16 and 17)
                                            $ 3,655,454    $ 3,651,949
                                            ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.



CONSOLIDATED STATEMENT OF CAPITALIZATION

DECEMBER 31,                          1999                  1998
                                   ===========           ===========
                                         (Dollars in thousands)

COMMON SHAREHOLDER'S EQUITY:
  Common shares - without par
   value - authorized 75,000,000
   shares - issued and outstanding
   73,282,258 shares               $   859,488           $   859,488
  Additional paid-in capital            12,525                12,524
  Retained earnings                    136,118               146,138
                                   -----------           -----------
   Total common shareholder's
    equity                           1,008,131   48.9%     1,018,150   45.6%
                                   -----------           -----------

PREFERRED STOCKS, WHICH ARE
 REDEEMABLE SOLELY AT OPTION
 OF NORTHERN INDIANA:
  Cumulative preferred stock -
   $100 par value -
    4-1/4% series - 209,035 and
     209,051 shares outstanding,
     respectively                       20,903                20,905
    4-1/2% series - 79,996
     shares outstanding                  8,000                 8,000
    4.22% series - 106,198
     shares outstanding                 10,620                10,620
    4.88% series - 100,000
     shares outstanding                 10,000                10,000
    7.44% series - 41,890
     shares outstanding                  4,189                 4,189
    7.50% series - 34,842
     shares outstanding                  3,484                 3,484
    Premium on preferred stock             254                   254
  Cumulative preferred stock -
   no par value -
    Adjustable Rate (6.00% at
     December 31, 1999) -
     Series A (stated value -
     $50 per share), 473,285
     shares outstanding                 23,664                23,664
                                   -----------           -----------
                                        81,114    3.9%        81,116    3.6%
                                   -----------           -----------

REDEEMABLE PREFERRED STOCKS,
 SUBJECT TO MANDATORY REDEMPTION

 REQUIREMENTS OR WHOSE
 REDEMPTION IS OUTSIDE THE
 CONTROL OF NORTHERN INDIANA:
  Cumulative preferred stock -
   $100 par value -
    8.85% series - 37,500 and
     50,000 shares outstanding,
     respectively                        3,750                 5,000
    7-3/4% series - 27,798 and
     33,352 shares outstanding,
     respectively                        2,780                 3,335
    8.35% series - 45,000 and
     51,000 shares outstanding,
     respectively                        4,500                 5,100
  Cumulative preferred stock -
   no par value -
    6.50% series - 430,000
     shares outstanding                 43,000                43,000
                                   -----------           -----------
                                        54,030    2.6%        56,435    2.5%
                                   -----------           -----------
LONG-TERM DEBT                         920,413   44.6%     1,077,959   48.3%
                                   -----------  ------   -----------  ------

     Total capitalization          $ 2,063,688  100.0%   $ 2,233,660  100.0%
                                   ===========  ======   ===========  ======

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF LONG-TERM DEBT

DECEMBER 31,                                      1999            1998
                                               ===========     ===========
                                                  (Dollars in thousands)

FIRST MORTGAGE BONDS -
 Series T, 7-1/2%, due April 1, 2002           $    38,500     $    39,000
 Series NN, 7.10%, due July 1, 2017                 55,000          55,000
                                               -----------     -----------
    Total                                           93,500          94,000
                                               -----------     -----------

POLLUTION CONTROL NOTES AND BONDS -
 Series A Note -

  City of Michigan City, 5.70% due
  October 1, 2003                                   14,000          16,500
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 4.06% weighted
  average at December 31, 1999, due
  November 1, 2016                                 130,000         130,000
 Series 1988 Bonds - Jasper County -
  Series D - 4.04% weighted average at
  December 31, 1999, due November 1, 2007           24,000          24,000
 Series 1994 Bonds - Jasper County -
  Series A - 4.80% at December 31, 1999
  due August 1, 2010                                10,000          10,000
 Series 1994 Bonds - Jasper County -
  Series B - 4.80% at December 31, 1999,
  due June 1, 2013                                  18,000          18,000
 Series 1994 Bonds - Jasper County -
  Series C - 4.80% at December 31, 1999,
  due April 1, 2019                                 41,000          41,000
                                               -----------     -----------
    Total                                          237,000         239,500
                                               -----------     -----------

MEDIUM-TERM NOTES -
 Interest rates between 6.50% and 7.69%
  with a weighted average interest rate of
  7.05% and various maturities between
  August 15, 2001 and August 4, 2027               593,025         748,025
                                               -----------     -----------
UNAMORTIZED PREMIUM AND DISCOUNT
 ON LONG-TERM DEBT, NET                             (3,112)         (3,566)
                                               -----------     -----------
    Total long-term debt, excluding
     amounts due in one year                   $   920,413     $ 1,077,959
                                               ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31,                 1999          1998          1997
                                    ===========   ===========   ===========
                                             (Dollars in thousands)

CASH FLOWS FROM

 OPERATING ACTIVITIES:
  Net income                        $   222,111   $   220,180   $   196,620

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization         233,555       228,547       223,025
  Deferred federal and state
   operating income taxes, net          (19,496)      (32,574)       (8,414)
  Deferred investment tax
   credits, net                          (7,126)       (7,160)       (7,205)
  Other, net                             (4,905)        1,900         1,900
  Change in certain assets and
   liabilities -
    Accounts receivable, net            (31,165)       (4,194)       10,678
    Electric production fuel                434       (13,565)        7,646
    Materials and supplies               (1,181)        2,112         3,130
    Natural gas in storage               27,893        (4,979)        4,529
    Accounts payable                    (10,240)       16,247       (51,273)
    Taxes accrued                        36,540        24,119        21,488
    Fuel adjustment clause              (10,480)        8,958         6,470
    Gas cost adjustment clause            7,257        42,476        11,647
    Accrued employment costs              7,170        (6,872)       10,180
    Other accruals                       19,593        (5,505)        6,117
   Other, net                           (13,424)      (11,380)       21,799
                                    -----------   -----------   -----------
     Net cash provided by
      operating activities              456,536       458,310       458,337
                                    -----------   -----------   -----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures            (192,838)     (182,123)     (174,231)
  Other, net                             (6,155)       (7,195)       (3,191)
                                    -----------   -----------   -----------
     Net cash used in investing
      activities                       (198,993)     (189,318)     (177,422)
                                    -----------   -----------   -----------

CASH FLOWS PROVIDED BY
 (USED IN) FINANCING
 ACTIVITIES:
  Issuance of long-term debt                  0           500       139,000
  Issuance of short-term debt           657,047       622,200       534,430
  Net change in commercial paper        (23,035)       14,100      (122,405)
  Retirement of long-term debt           (3,000)      (51,509)      (67,247)
  Retirement of short-term debt        (663,822)     (629,200)     (565,930)
  Retirement of preferred stock          (2,407)       (2,413)       (2,408)
  Cash dividends paid on
   common shares                       (228,000)     (205,000)     (185,775)
  Cash dividends paid on
   preferred shares                      (8,176)       (8,392)       (8,556)
  Other, net                                454           463          (503)
                                    -----------   -----------   -----------

     Net cash used in
      financing activities             (270,939)     (259,251)     (279,394)
                                    -----------   -----------   -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS              (13,396)        9,741         1,521

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                     19,541         9,800         8,279
                                    -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                      $     6,145   $    19,541   $     9,800
                                    ===========   ===========   ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

YEAR ENDED DECEMBER 31,                    1999       1998       1997
                                        =========  =========  =========
                                              (Dollars in thousands)

BALANCE AT BEGINNING OF PERIOD          $ 146,138  $ 146,293  $ 145,987

ADD:
NET INCOME                                222,111    220,180    196,620
                                        ---------  ---------  ---------
                                          368,249    366,473    342,607
                                        ---------  ---------  ---------

LESS:
 DIVIDENDS:
  Cumulative Preferred stock -
   4-1/4% series                              888        889        889
   4-1/2% series                              360        360        360
   4.22%  series                              448        448        448
   4.88%  series                              488        488        488
   7.44%  series                              312        312        312
   7.50%  series                              261        261        261
   8.85%  series                              461        571        682
   7-3/4% series                              276        319        362
   8.35%  series                              422        472        522
   6.50%  series                            2,795      2,795      2,795

   Adjustable Rate, series A                1,420      1,420      1,420

  Common shares                           224,000    212,000    187,775
                                        ---------  ---------  ---------
                                          232,131    220,335    196,314
                                        ---------  ---------  ---------
BALANCE AT END OF PERIOD                $ 136,118  $ 146,138  $ 146,293
                                        =========  =========  =========

The accompanying notes to consolidated financial statements are an integral part of this statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NiSource Inc.(NiSource), formerly NIPSCO Industries, Inc., was incorporated in Indiana on September 22, 1987 and became the parent of Northern Indiana Public Service Company (Northern Indiana) on March 3, 1988. NIPSCO Industries, Inc. changed its name to NiSource Inc.
on April 14, 1999 to reflect its new direction as a multi-state supplier of energy and water resources and related services. Northern Indiana is a public utility operating company supplying electricity and gas to the public in the northern third of Indiana.

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

      OPERATING REVENUES. Revenues are recorded based on service rendered, but are billed to customers monthly on a cycle basis.

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



      Electric:
      --------
          Electric generation plant      24 years
          Transmission plant             26 years
          Distribution plant             25 years
          Other electric plant           24 years

      Gas:
      ----
          Gas storage plant              18 years
          Transmission plant             34 years
          Distribution plant             27 years
          Other gas plant                24 years


      The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.7% for 1999 and 3.6% for 1998 and 1997.

      The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.4% for 1999, 1998 and 1997.

      Northern Indiana follows the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

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

      ACCOUNTS RECEIVABLE. At December 31, 1999, $100 million of accounts receivable had been sold under a sales agreement, which expires May 31, 2002. The December 31, 1999 and 1998 accounts receivable balance include approximately

$14.0 million and $11.6 million respectively, due from associated companies.

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

      STATEMENT OF CASH FLOWS. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                                                   1999      1998      1997
                                                 ========  ========  ========
                                                    (Dollars in thousands)

Income taxes                                     $125,580  $135,145  $104,809

Interest, net of amounts capitalized             $ 71,735  $ 71,645  $ 75,085


      FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three-month period will be included in a future filing. Northern Indiana records any under-recovery or over-recovery as a current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three-month period.

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

      GAS COST ADJUSTMENT CLAUSE. All metered gas sales rates contain an adjustment factor, which reflects the increases and decreases in the cost of purchased gas, contracted gas storage and storage transportation charges. The gas cost adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three-month period. On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the new procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing.

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

      Northern Indiana's gas cost adjustment factor includes a gas cost incentive mechanism (GCI) which allows for the sharing of any cost savings or cost increases with customers based upon a comparison of actual gas supply portfolio cost to a market-based benchmark price.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased under the LIFO method in December 1999 and 1998, the estimated replacement cost of gas in storage (current and non-current) at December 31, 1999 and 1998 exceeded the stated LIFO cost by approximately $48.9 million and $33.7 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Management Services Company (NSC), a wholly-owned subsidiary of NiSource.

      The costs of these services are charged to Northern Indiana based on payroll costs and expenses incurred by NSC employees for the benefit of Northern Indiana. These costs, which totaled $17.8 million for the year 1999, $21.4 million for the year 1998 and $28.8 million for the year 1997, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amount of $16.3 million, $20.8 million and $10.2 million, representing 4.8%, 6.8% and 2.2% of Northern Indiana's total gas costs for years 1999, 1998 and 1997, respectively.


      Northern Indiana subleases a portion of its office facilities to affiliated companies for a monthly fee, which includes operating expenses, based on space utilization.

      ACCOUNTING FOR PRICE RISK MANAGEMENT. Northern Indiana is exposed to commodity price risk in its natural gas and electric operations. A variety of commodity-based derivative financial instruments are utilized to reduce this price risk. When these derivatives are used to reduce price risk in non-trading operations such as activities in gas supply for regulated gas utilities and certain customer choice programs, gains and losses on these derivative financial instruments are deferred as assets or liabilities and are recognized in earnings concurrent with the disposition of the underlying physical commodity. In certain circumstances, a derivative financial instrument will serve to hedge the acquisition cost of natural gas injected into storage. In this situation, the gain or loss on the derivative financial instrument is deferred as part of the cost basis of gas in storage and recognized upon the ultimate disposition of the gas. If a derivative financial instrument contract is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative financial instrument is terminated for other economic reasons, any gain or losses as of the termination date is deferred and recorded when the associated transaction or forecasted transaction affects earnings.

      Northern Indiana also uses derivative financial instruments in connection with trading activities at its power trading operations. These derivatives, along with the related physical contracts, are recorded at fair value pursuant to Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Because the majority of our trading activities started in 1999, the impact of adopting EITF Issue No. 98-10 on January 1, 1999, was insignificant. Transactions related to utility system load management do not qualify as a trading activity under EITF Issue No. 98-10 and are accounted for on an accrual basis. Northern refers to this activity as Power Marketing.

      IMPACT OF ACCOUNTING STANDARDS.  The Financial Accounting Standards
Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" in June 1999." Statement No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. Special accounting within this Statement generally provides for matching of the timing of gain or loss recognition of derivative instruments qualifying as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Statement also provide that the effective portion of hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Unless those specific hedge accounting criteria are met, SFAS No. 133 requires that changes in derivatives' fair value be recognized currently in earnings.

      SFAS No. 133, as amended by SFAS No. 137, is not effective for Northern Indiana until January 1, 2001. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS No. No. 133, as amended, to (1) all hybrid instruments, (2) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1998.

      Northern Indiana anticipates adopting SFAS No. 133 on January 1, 2001, but has not determined the impact or method of adoption. The fair value of derivatives used in price risk management are described in "Risk Management Activities."

      The fair value of these derivatives would be recognized as assets or liabilities on the balance sheet consistent with the current accounting treatment for certain freestanding derivatives. Northern Indiana has not yet quantified the other effects of adopting SFAS No. 133 on its financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commissions. Accordingly, Northern Indiana's accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of December 31, 1999 and December 31, 1998, the regulatory assets identified below represent probable future revenue to Northern Indiana as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:

                                                December 31,   December 31,
                                                    1999           1998
                                                =============  =============
                                                    (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 13)                                 $      39,499  $      42,962
Unamortized R. M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation  (See below)                58,111         62,329
Bailly scrubber carrying charges and
 deferred depreciation (See below)                      8,010          8,945
Deferral of SFAS No. 106 expense not
 recovered (Note 6)                                    72,769         78,367
FERC Order No. 636 transition costs                    13,728         22,093
Regulatory income tax asset, net (Note 4)              18,208         21,635
                                                -------------  -------------
                                                      210,325        236,331
                                                -------------  -------------
Less: Current portion of regulatory assets             24,245         32,609
                                                -------------  -------------
                                                $     186,080  $     203,722
                                                =============  =============


      CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of R. M. Schahfer Units 17 and 18, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the IURC until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

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

      SUPERFUND. Because Northern Indiana is a "potentially responsible party" (PRP), under Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), at several waste disposal sites, as well as at former manufactured-gas plant sites which it, or its corporate predecessors, own or owned or operated, it may be required to share in the costs of clean up of such sites. A program was instituted to investigate former manufactured-gas plant sites where it is the current or former owner, which investigation has identified twenty-four of such sites. Initial sampling has been conducted at nineteen sites. Investigation activities have been completed at fourteen sites and remedial measures have been selected or implemented at nine sites. Northern Indiana intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

      In an effort to recover a portion of the costs related to the former manufactured gas plants, various companies that provided insurance coverage which Northern Indiana believed covered costs related to former manufactured-gas plant sites were approached. Northern Indiana filed claims in Indiana state court against various insurance companies, seeking coverage for costs associated with several manufactured-gas plant sites and damages for alleged misconduct by some of the insurance companies. Settlements have been reached with all insurance companies. Additionally, agreements have been reached with other Indiana utilities relating to cost sharing and management of the investigation and remediation of several former manufactured-gas plant sites at which Northern Indiana and such utilities or their predecessors were operators or owners.

      As of December 31, 1999, a reserve of approximately $17.3 million has been recorded to cover probable corrective actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other PRP's and rate recovery will not have a material effect on its financial position or results of operations.

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

      NITROGEN OXIDES. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including utilities. On May 25, 1999, the United States Circuit Court of Appeals for the D. C. Circuit issued an order staying the NOx SIP call rule's September 30, 1999 deadline for the state submittals until further order of the court. Any resulting NOx emissions limitations could be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. Northern Indiana is evaluating the EPA's final rule and any potential requirements that could result from the final rule as implemented by the State of Indiana. Northern Indiana believes that the costs relating to compliance with the new standards may be substantial, but such costs depend upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana is continuing its programs to reduce NOx emissions and will continue to closely monitor developments in this area.

      In a related matter to EPA's NOx SIP call, several Northeastern states have filed petitions with the EPA under Section 126 of the Clean Air Act. The petitions allege harm and request relief from sources of emissions in the

Midwest that allegedly cause or contribute to ozone nonattainment in their states. Northern Indiana is monitoring EPA's decisions on these petitions and existing litigation to determine the impact of these developments on Northern Indiana's programs to reduce NOx emissions.

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

      In a letter dated September 15, 1999, the Attorney General of the State of New York alleged that Northern Indiana violated the Clean Air Act by constructing a major modification of one of its electric generating stations without obtaining pre-construction permits required by the Prevention of Significant Deterioration (PSD) program. The major modification allegedly took place at the R. M. Schahfer Station when, "in approximately 1995-1997, Northern Indiana upgraded the coal handling system at Unit 14 at the plant." While Northern Indiana is investigating the allegations, Northern Indiana does not believe that the modifications required pre-construction review under the PSD program and believes that all appropriate permits were acquired.

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

      Under the Federal Clean Water Act and Indiana's regulations, Northern Indiana must obtain National Pollutant Discharge Elimination System permits for water discharges from various facilities, including electric generating and water treatment stations. These facilities either have permits for their water discharge or they have applied for a permit renewal of any expiring permits. These permits continue in effect pending review of the current applications.

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

      To the extent certain deferred income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets are primarily attributable to undepreciated allowance for funds used during construction-equity (AFUDC) and the cumulative net amount of other income tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities are primarily attributable to Northern Indiana's obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal income tax rate currently being credited to ratepayers using the average rate assumption method and unamortized deferred investment tax credits.

      Northern Indiana joins in the filing of consolidated tax returns with NiSource and currently pays to NiSource its separate return tax liability as defined in the Tax Sharing Agreement between NiSource and its subsidiaries.

      The components of the net deferred income tax liability at December 31, 1999 and 1998 were as follows:

                                              1999           1998
                                          ===========    ===========
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation
  and other property differences          $   714,246    $   735,589
 AFUDC-equity                                  30,748         33,029
 Adjustment clauses                            15,545         14,322
 Other regulatory assets                       27,598         29,721
 Prepaid pension and other benefits            56,227         34,170
 Reacquisition premium on debt                 14,980         16,293

Deferred tax assets -
 Deferred investment tax credits              (32,451)       (35,154)
 Removal costs                               (171,645)      (157,728)
 Other postretirement/postemployment
  benefits                                    (53,061)       (48,208)
 Other, net                                   (27,928)       (23,682)
                                          -----------    -----------
                                              574,259        598,352
Less: Deferred income taxes related to
 current assets and liabilities               (17,763)       (10,583)
                                          -----------    -----------

Deferred income taxes - noncurrent        $   592,022    $   608,935
                                          ===========    ===========


      Federal and state income taxes as set forth in the Consolidated Statement of Income are comprised of the following:

                                                1999       1998       1997
                                             =========  =========  =========
                                                  (Dollars in thousands)

Current income taxes -
 Federal                                     $ 135,787  $ 140,364  $ 108,902
 State                                          18,102     20,156     16,816
                                             ---------  ---------  ---------
                                               153,889    160,520    125,718
                                             ---------  ---------  ---------
Deferred income taxes, net -
 Federal                                       (18,191)   (30,290)    (7,998)
 State                                          (1,305)    (2,284)      (416)
                                             ---------  ---------  ---------
                                               (19,496)   (32,574)    (8,414)
                                             ---------  ---------  ---------
Deferred investment tax credits, net            (7,126)    (7,160)    (7,205)
                                             ---------  ---------  ---------
   Total utility income taxes                  127,267    120,786    110,099

Income tax applicable to non-operating
 activities and income of subsidiaries          (1,585)    (1,937)    (3,536)
                                             ---------  ---------  ---------
 Total income taxes                          $ 125,682  $ 118,849  $ 106,563
                                             =========  =========  =========


      A reconciliation of total tax expense to an amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                                1999       1998       1997
                                             =========  =========  =========
                                                  (Dollars in thousands)

Net income                                   $ 222,111  $ 220,180  $ 196,620
Add - Income taxes                             125,682    118,849    106,563
                                             ---------  ---------  ---------

Net Income before income taxes               $ 347,793  $ 339,029  $ 303,183
                                             =========  =========  =========
Amount derived by multiplying pretax
 income by statutory rate                    $ 121,728  $ 118,660  $ 106,114

Reconciling items multiplied by the
 statutory rate:
  Book depreciation over related tax
   depreciation                                  3,934      3,992      4,072
  Amortization of deferred investment tax
   credits                                      (7,126)    (7,160)    (7,205)
  State income taxes, net of federal income
   tax benefit                                  10,461     10,817     10,514
  Reversal of deferred taxes provided at
   rates in excess of the current federal
   income tax rate                              (5,457)    (6,472)    (6,151)
  Other, net                                     2,142       (988)      (781)
                                             ---------  ---------  ---------
    Total income taxes                       $ 125,682  $ 118,849  $ 106,563
                                             =========  =========  =========


(5) PENSION PLAN: NiSource has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The change in the benefit obligation for 1999 and 1998 is as follows:

                                     1999          1998
                                  ==========    ==========
                                   (Dollars in thousands)

Benefit obligation at beginning   $  914,273    $  843,049
 of year (January 1,)
Service cost                          15,858        15,347
Interest cost                         61,613        58,337
Plan amendments                            0        14,655
Actuarial (gain) loss                (50,217)       37,247
Benefits paid                        (54,823)      (54,362)
                                  ----------    ----------
Benefit obligation at end of
 the year (December 31,)          $  886,704    $  914,273
                                  ==========    ==========


      The change in the fair value of the plan's assets for years 1999 and

1998 is as follows:

                                     1999          1998
                                  ==========    ==========
                                   (Dollars in thousands)

Fair value of plan assets at      $  958,435    $  896,950
 beginning of year January 1,)
Actual return on plan's assets       158,775        82,547
Employer contributions                35,000        33,300
Benefits paid                        (54,823)      (54,362)
                                  ----------    ----------
Plan assets at fair value at
 end of the year (December 31,)   $1,097,387    $  958,435
                                  ==========    ==========


      The plan's assets are invested primarily in common stocks, bonds and notes.

      The plan's funded status as of December 31, 1999 and December 31, 1998 is as follows:

                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)

Plan assets in excess of          $ 210,683    $  44,162
 benefit obligation
Unrecognized net actuarial (gain)  (140,665)     (16,162)
Unrecognized prior service cost      50,165       55,761
Unrecognized transition amount
 being recognized over
 seventeen years                     21,953       27,442
                                  ---------    ---------
Prepaid pension costs             $ 142,136    $ 111,203
                                  =========    =========


      The benefit obligation is the present value of future pension benefit payments and is based on the plan benefit formula which considers expected future salary increases. Discount rates of 7.75% and 7.00% and rates of increase in compensation levels of 4.5% and 4.5% were used to determine the benefit obligations at December 31, 1999 and 1998, respectively.


      The long-term portion of prepaid pension cost amounts for 1999 and 1998 are reported under the caption "Prepayments and Other" in the Consolidated Balance Sheet.

      The following items are the components of provisions for pensions for the years ended December 31, 1999, 1998 and 1997:

                                                 1999       1998       1997
                                              =========  =========  =========
                                                   (Dollars in thousands)

Service costs                                 $  15,858  $  15,347  $  13,325
Interest costs                                   61,613     58,337     55,921
Expected return on plan assets                  (84,488)   (80,329)   (70,482)
Amortization of transition obligation             5,488      5,488      5,488
Amortization of prior service cost                5,596      4,397      3,329
                                              ---------  ---------  ---------
                                              $   4,067  $   3,240  $   7,581
                                              =========  =========  =========


      Assumptions used in the valuation and determination of 1999, 1998 and 1997 pension expense were as follows:

                                                 1999      1998      1997
                                                ======    ======    ======

Discount rate                                    7.00%     7.00%     7.75%
Rate of increase in compensation levels          4.50%     4.50%     5.50%
Expected long-term rate of return on assets      9.00%     9.00%     9.00%


(6) POSTRETIREMENT BENEFITS: Northern Indiana provides certain health care and life insurance benefits for retired employees are provided. Substantially all Northern Indiana's employees may become eligible for those benefits if they reach retirement age while working for Northern Indiana.

      The expected cost of such benefits is accrued during the employees' years of service. Current rates include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates.

      The following table sets forth the change in the plan's accumulated postretirement benefit obligation (APBO) as of December 31, 1999 and 1998:


                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)

Accumulated postretirement        $ 207,079    $ 195,003
 benefit obligation at
 beginning of year (January 1,)
Service cost                          3,010        3,314
Interest cost                        14,217       13,685
Participant contributions             1,191            0
Actuarial (gain)loss                (15,959)       6,260
Benefits paid                       (13,883)     (11,183)
                                  ---------    ---------
Accumulated postretirement
 benefit obligation at
 end of the year (December 31,)   $ 195,655    $ 207,079
                                  =========    =========


      The change in the fair value of the plan assets for the years 1999 and 1998 is as follows:

                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)

Fair value of plan assets at      $   2,903    $   2,400
 beginning of year (January 1,)
Actual return on plan assets            704        1,103
Employer contributions               12,477        9,301
Participant contributions             1,191        1,282
Benefits paid                       (13,883)     (11,183)
                                  ---------    ---------
Plan assets at fair value at
 end of the year (December 31,)   $   3,392    $   2,903
                                  =========    =========


      Following is the funded status for postretirement benefits as of December 31, 1999 and 1998:


                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)

Funded status                     $(192,262)   $(204,176)
Unrecognized net actuarial(gain)   (103,623)     (90,700)
Unrecognized prior service cost       3,178        3,458
Unrecognized transition amount
 being recognized over
 twenty years                       139,719      150,466
                                  ---------    ---------
Accrued liability for
 postretirement benefits          $(152,988)   $(140,952)
                                  =========    =========

      In order to determine the APBO at December 31, 1999, a discount rate of 7.75% and a pre-Medicare medical trend rate of 6% declining to a long-term rate of 5% was used, and at December 31, 1998, a discount rate of 7% and a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5% was used.

      Net periodic postretirement benefit costs, before consideration of the rate-making discussed previously, for the years ended December 31, 1999, 1998 and 1997 include the following components:

                                                 1999       1998       1997
                                              =========  =========  =========
                                                    (Dollars in thousands)

Service costs                                 $   3,010  $   3,314  $   3,068
Interest costs                                   14,217     13,685     14,523
Expected return on plan assets                     (261)      (216)         0
Amortization of transition obligation
 over twenty years                               10,748     10,748     10,747
Amortization of prior service cost                  279        279        279
Amortization of actuarial (gain)                 (5,556)    (5,786)    (5,778)
                                              ---------  ---------  ---------
                                              $  22,437  $  22,024   $ 22,839
                                              =========  =========  =========

      Assumptions used in the determination of 1999, 1998 and 1997 net periodic postretirement costs were as follows:

                                                 1999      1998      1997

                                                ======    ======    ======

Discount rate                                    7.00%     7.00%     7.75%
Rate of increase in compensation increase        4.50%     4.50%     5.50%
Assumed annual rate of increase in health
 care benefits                                   7.00%     8.00%     8.00%
Assumed ultimate trend rate                      5.00%     5.00%     6.00%


      The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at December 31, 1999 by approximately $21.9 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $2.4 million for the year ended December 31, 1999. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at December 31, 1999, by approximately $18.1 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $1.9 million for the year ended December 31, 1999. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(8)  PREFERRED STOCKS, REDEEMABLE SOLELY AT OPTION OF NORTHERN INDIANA (SEE
NOTE 7):

      The redemption prices at December 31, 1999 for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, were as follows:


                                                       Redemption
                                                          Price
                 Series                                Per Share
=============================================          ==========
Cumulative preferred stock - $100 par value -
 4-1/4%                                                 $ 101.20
 4-1/2%                                                 $ 100.00
 4.22%                                                  $ 101.60
 4.88%                                                  $ 102.00
 7.44%                                                  $ 101.00
 7.50%                                                  $ 101.00

Cumulative preferred stock - no par value -
 Adjustable rate (6.00% at December 31, 1999),
  Series A (stated value $50 per share)                 $  50.00


(9)  REDEEMABLE PREFERRED STOCKS (SEE NOTE 8):

      The redemption prices at December 31, 1999, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

                                                  Sinking Fund Or Mandatory
Series      Redemption Price Per Share              Redemption Provisions
======     ============================        ==============================
Cumulative preferred stock - $100 par value -
 8.85%     $100.37, reduced periodically       12,500 shares on or before
                                                April 1.

 8.35%     $103.20, reduced periodically       3,000 shares on or before
                                                July 1; increasing to 6,000
                                                shares beginning in 2004;
                                                noncumulative option to
                                                double amount each year.

 7-3/4%    $103.88, reduced periodically       2,777 shares on or before
                                                December 1; noncumulative
                                                option to double amount

                                                each year.

Cumulative preferred stock - no par value -
 6.50%     $100.00 on October 14, 2002         430,000 shares on
                                                October 14, 2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 1999 for each of the four years subsequent to December 31, 2000 were as follows:

Year Ending December 31,
========================
 (Dollars in thousands)

2001         $ 1,828
2002         $44,828
2003         $ 1,828
2004         $   878


      Sinking fund payments due within one year are reported under the caption "Other" in the Consolidated Balance Sheets.

(10) COMMON SHARE DIVIDEND: Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of earned surplus or net profits of Northern Indiana. At December 31, 1999, Northern Indiana had approximately $136.1 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(11) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, all of Northern Indiana's common shares are owned by NiSource.

(12) LONG-TERM INCENTIVE PLAN: NiSource has two long-term incentive plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan), each of which provides for the issuance of up to 5.0 million of NiSource common shares to key employees through April 1998 and April 2004, respectively. The 1988 Plan, as amended and restated, and the 1994 Plan, as amended and restated, were re-approved by shareholders at NiSource's 1999 Annual Meeting of Shareholders, held April 14, 1999.

      At December 31, 1999, there were 1.8 million shares reserved for future awards under the 1994 Plan. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at December 31, 1999. Under the Plans, the exercise price of each option equals the market price of NiSource's common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      Stock appreciation rights (SARs) may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, NiSource's common shares, or a combination thereof. There were no SARs outstanding at December 31, 1999. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapse five years from date of grant, and vesting is variable from 0% to 200% of the number awarded, subject to specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 and 1999 lapse two years from date of grant and vesting is variable from 0% to 100% of the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 513,500, 534,666 and 542,666 restricted shares outstanding at December 31, 1999, 1998 and 1997, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for non-qualified stock options. The compensation cost that has been charged against net income for restricted stock awards was $1.2 million $0.8 million and $0.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," net income would have been reduced to the following pro forma amounts.

                             Year Ended December 31,
                          ------------------------------
                            1999       1998       1997
                          ========   ========   ========
                              (Dollars in thousands)

Net Income:
 As reported              $222,111   $220,180   $196,620
 Pro forma                $220,461   $219,058   $195,770



      The fair value of each option granted as used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 1999, 1998 and 1997, respectively: risk-free interest rate of 5.87%, 5.29% and 6.19%; expected dividend yield of $1.02, $0.96 and $0.90 per share; expected option term of five and one-quarter years for 1999 and 1998 and five years for 1997; and expected volatility of 15.72% for 1999, 13.09% for 1998 and 12.2% for 1997. The weighted average fair value of options granted to all plan participants was $3.66, $4.28 and $2.66 for the years ended December 31, 1999, 1998 and 1997, respectively. There were 744,750, 607,000 and 553,600 nonqualified stock options granted to all plan participants for the years ended December 31, 1999, 1998 and 1997, respectively.

(13) LONG-TERM DEBT: The sinking fund requirements and maturities of long-term debt outstanding at December 31, 1999 for each of the four years subsequent to December 31, 2000 were as follows:

Year Ending December 31,
========================
 (Dollars in thousands)

2001        $ 19,000
2002        $ 59,000
2003        $130,000
2004        $ 32,000


      Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.

      Northern Indiana's Indenture, pursuant to which first mortgage bonds have been issued, constitutes a direct first mortgage lien upon substantially all of Northern Indiana's property and franchises, other than expressly excepted property.

      Northern Indiana is authorized to issue and sell up to $217,692,000 Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of December 31, 1999, $139.0 million of the medium-term notes had been issued with various interest rates and maturities.

(14)  CURRENT PORTION OF LONG-TERM DEBT:  At December 31, 1999 and 1998,

Northern Indiana's current portion of long-term debt due within one year was as follows:

                                                 December 31,   December 31,
                                                     1999           1998
                                                 ============   ============
                                                    (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Medium-term notes -
  Interest rates of 6.10% and 6.90% with a
   weighted average interest rate of 6.80%
   and maturities between March 20, 2000
   and June 1, 2000                              $    155,000   $    155,000
 Sinking funds due within one year                      3,000          2,000
                                                 ------------   ------------
 Total current portion of long-term debt         $    158,000   $    157,000
                                                 ============   ============


(15) SHORT-TERM BORROWINGS: Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 2000, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. At December 31, 1999 and 1998, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $11.4 million in lines of credit which run until May 31, 2000. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of December 31, 1999, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $220 million of money market lines of credit. As of December 31, 1999 and December 31, 1998, $33.7 million and $40.5 million of borrowings were outstanding, respectively, under these lines of credit.

      At December 31, 1999 and 1998, Northern Indiana's short-term borrowings were as follows:


                                                 December 31,   December 31,
                                                     1999           1998
                                                 ============   ============
                                                    (Dollars in thousands)

NORTHERN INDIANA PUBLIC SERVICE COMPANY:
 Commercial paper -
  Weighted average interest rate of 6.53%
   at December 31, 1999                          $     62,565   $     85,600
 Notes payable -
  Interest rates between 6.50%
   and 7.45% with a weighted average
   interest rate of 7.06% and maturities
   of January 18, 2000 and January 28, 2000            33,725         40,500
                                                 ------------   ------------
 Total short-term borrowings                     $     96,290   $    126,100
                                                 ============   ============


(16) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NiSource Development Company, Inc., a subsidiary of NiSource, at a current annual rental payment of approximately $3.5 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999:


Year Ending December 31,     (Dollars in thousands)
========================     ======================

2000                                $   7,170
2001                                    7,107
2002                                    7,107
2003                                    7,107
2004                                    4,969
Later years                            32,033
                                    ---------
Total minimum payments required     $  65,493
                                    =========


      The consolidated financial statements include rental expense for all operating leases as follows:

Year Ending December 31,     (Dollars in thousands)
========================     ======================

1999                                $  11,138
1998                                $   9,391
1997                                $   7,675


(17) COMMITMENTS: Northern Indiana estimates that approximately $1,051 million will be expended for construction purposes for the period from January 1, 2000 to December 31, 2004. Substantial commitments have been made by Northern Indiana in connection with this program.

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

      A ten-year agreement to outsource all data center, application development and maintenance, and desktop management expires in 2005. Annual fees under this agreement are approximately $20 million.

(18) RISK MANAGEMENT ACTIVITIES: Northern Indiana uses certain commodity-base derivatives financial instruments to manage certain risks inherent in its business. Northern Indiana's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. The open positions resulting from risk management activities are managed in accordance with strict policies which limit exposure to market risk and require daily reporting to management of potential financial exposure.

      Northern Indiana uses futures contracts, options and swaps to hedge a portion of its price risk associated with its non-trading activities in gas supply for its regulated gas utility, certain customer choice programs. At December 31, 1999, Northern Indiana had futures contracts representing the hedge of natural gas sales in the notional amount of 0.6 billion cubic feet (BCF) and the resulting deferred gain was not material.

      Northern Indiana trading operation includes the activities of its power trading business. Northern Indiana employes a value-at-risk (VaR) model to assess the market risk of its energy trading portfolios. Northern Indiana estimates the one - day VaR for its trading group which utilizes derivatives using either a Monte Carlo simulation or variance/covariance at 95 percent confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.4, $1.2 and $0.014 million during 1999, respectively.

      Unrealized gains and losses on Northern Indiana's portfolio are recorded as price risk management assets and liabilities. The market prices used to value price risk management activities reflect the best estimate of market prices considering various factors, including closing exchange and over-the-counter quotations and price volatility factors underlying the commitments. The accompanying financial statements reflect price risk management assets and liabilities (including net option premiums) of $32 million and $54 million at December 31, 1999. Power trading results are reflected on a net basis in the accompanying statement of income, consistent with the guidance in EITF Issue No. 98-10 with respect to the use of written options. Northern Indiana has recorded a net profit of $11 million as a component of Other Income (deductions) for the year ended December 31, 1999.

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

      LONG-TERM DEBT AND PREFERRED STOCK: The fair value of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

      The carrying values and estimated fair values of financial instruments were as follows:

                            December 31, 1999         December 31, 1998
                         ----------------------    ----------------------
                          Carrying   Estimated      Carrying   Estimated
                           Amount    Fair Value      Amount    Fair Value
                         ==========  ==========    ==========  ==========
                                       (Dollars in thousands)

Cash and cash
 equivalents             $    6,145  $    6,145    $   19,541  $   19,541
Investments              $      251  $      251    $      251  $      251
Long-term debt
 (including current
  portion)               $1,078,413  $  997,196    $1,079,959  $1,137,657
Preferred stock
 (including current
  portion                $  136,972  $  116,464    $  139,379  $  136,316


      Northern Indiana is subject to regulation and gain or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of

Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The following table shows the basic steel industry percentage of gas revenue (including transportation services) and electric revenue for 1999, 1998 and 1997.

Basic Steel Industry                                1999     1998     1997
====================                               ======   ======   ======

Gas revenue percent                                   3 %      4 %      5 %
Electric revenue percent                             18 %     17 %     20 %


(21)  QUARTERLY FINANCIAL DATA:

The following data summarize certain operating results for each of the quarters of 1999 and 1998:

            1999 Quarters Ended   March 31    June 30   Sept. 30   Dec. 31
                                 ========== ========== ========== ==========
                                            (Dollars in thousands)

Operating revenues               $  506,586 $  372,849 $  409,096 $  454,779
Operating expenses and taxes        417,511    315,198    329,966    381,049
                                 ---------- ---------- ---------- ----------
Operating income                     89,075     57,651     79,130     73,730
Other income (deductions)            (1,071)     1,091      1,681     (3,974)

Interest charges                     18,612     17,986     18,696     19,908
                                 ---------- ---------- ---------- ----------
Net income                           69,392     40,756     62,115     49,848

Dividend requirements on
 preferred stock                      2,065      2,026      2,021      2,019
                                 ---------- ---------- ---------- ----------
Balance available for
 common shares                   $   67,327 $   38,730 $   60,094 $   47,829
                                 ========== ========== ========== ==========

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
                                 ========== ========== ========== ==========

(22) SEGMENTS OF BUSINESS: Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Northern Indiana makes all decisions on finance, dividends and taxes at the corporate level.

      Northern Indiana's reportable operating segments include regulated gas and electric services. Northern Indiana supplies gas and electric services to residential, commercial and industrial customers. In addition, the electric segment includes Northern Indiana's wholesale power marketing operation which markets wholesale power to other utilities and electric power marketers. The other category includes gas exploration, real estate transactions, and non-utility revenues and expenses.

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


                                                          Adjust-
1999                        Gas     Electric    Other     ments      Total
----                     --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $644,687  $1,107,532  $      0  $      0  $1,752,219

Other income (deductions)$  1,872  $      733  $ (4,806) $    (47) $   (2,248)
Depreciation and
 amortization            $ 75,016  $  158,539  $      0  $      0  $  233,555
Income before interest
 and utility income
 taxes                   $ 74,102  $  355,331  $ (4,891) $     38  $  424,580
Assets                   $897,879  $2,757,575  $      0  $      0  $3,655,454
Capital expenditures     $ 61,347  $  131,491  $      0  $      0  $  192,838

                                                          Adjust-
1998                        Gas     Electric    Other     ments      Total
----                     --------  ----------  --------   --------  ----------
                                      (Dollars in thousands)

Operating revenues       $572,485  $1,076,118  $      0  $      0  $1,648,603
Other income (deductions)$  1,396  $      549  $ (5,383) $   (151) $   (3,589)
Depreciation and
 amortization            $ 71,707  $  156,840  $      0  $      0  $  228,547
Income before interest
 and utility income
 taxes                   $ 59,364  $  365,516  $ (5,554) $     20  $  419,346
Assets                   $908,692  $2,743,257  $      0  $      0  $3,651,949
Capital expenditures     $ 58,544  $  123,579  $      0  $      0  $  182,123

                                                          Adjust-
1997                        Gas     Electric    Other     ments      Total
----                     --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $735,299  $1,017,083  $      0  $      0  $1,752,382
Other income (deductions)$    823  $      618  $ (4,695) $   (405) $   (3,659)
Depreciation and
 amortization            $ 69,182  $  153,843  $      0  $      0  $  223,025
Income before interest
 and utility income
 taxes                   $ 80,255  $  312,405  $ (4,838) $   (262) $  387,560
Assets                   $954,993  $2,719,921  $      0  $      0  $3,674,914
Capital expenditures     $ 59,219  $  115,012  $      0  $      0  $  174,231


      The following table reconciles total reportable segment income before interest and utility income taxes to net income for each of the years ending 1999, 1998 and 1997 is as follows:

                                                   1999      1998      1997

                                                ========= ========= =========
                                                    (Dollars in thousands)
                                                <C)
Income before interest and utility income taxes $ 424,580 $ 419,346 $ 387,560
Interest                                           75,202    78,380    80,841
Utility income taxes                              127,267   120,786   110,099
                                                --------- --------- ---------
Net Income                                      $ 222,111 $ 220,180 $ 196,620
                                                ========= ========= =========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is a list of executive officers of Northern Indiana, including their names, ages and offices held, as of March 25, 2000.

                   EXECUTIVE OFFICERS OF THE REGISTRANT
                   ------------------------------------
                              Years with
                              Northern
     Name               Age    Indiana       Offices Held in Past 5 Years
=====================   ====  ==========  ==================================

Gary L. Neale           60       10       Chairman and Chief Executive Officer
                                           since February 1999.  Chairman,
                                           President and Chief Executive
                                           Officer from March 1993 to February
                                           1999.

Stephen P. Adik         56       13       Executive Vice President and Chief
                                           Financial Officer since April 1997.
                                           Executive Vice President and Chief
                                           Financial Officer, Finance and
                                           Administration from April 1996 to
                                           March 1997.  Executive Vice
                                           President and Chief Financial
                                           Officer from April 1994 to March
                                           1996.

Patrick J. Mulchay      58       37       President and Chief Operating
                                           Officer since February 1999.
                                           Executive Vice President and Chief

                                           Operating Officer from July 1996 to
                                           January 1999.  Executive Vice
                                           President and Chief Operating
                                           Officer, Electric from January
                                           1994 to June 1996.

Jeffrey W. Yundt        54       20       Executive Vice President since July
                                           1996.  Executive Vice President
                                           and Chief Operating Officer, Gas
                                           from January 1994 to June 1996.

Jerry L. Godwin         57        5       Vice President and General Manager,
                                           Electric Supply since July 1996.
                                           Vice President, Electric Supply
                                           from November 1994 to June 1996.

Peggy H. Landini        47        2       Vice President, Commercial
                                           Operations since August 1998.  Vice
                                           President, Sales and Customer
                                           Service from April 1998 to August
                                           1998.

Robert W. Schacht       49       27       Vice President, Distribution
                                           Operations since July 1996.  Vice
                                           President, Gas Service and Sales
                                           from January 1994 to June 1996.
                                           Director, West Region prior
                                           thereto.

Francis P. Girot, Jr.   55       22       Treasurer since March 1990.

David J. Vajda          44       22       Vice President, Finance since
                                           February 2000.  Controller July
                                           1996 to February 2000.  Director,
                                           Strategic and Business Planning
                                           from January 1996 to June 1996.
                                           Auditor prior thereto.

Nina M. Rausch          56       22       Secretary since July 1992.

Mark D. Wyckoff         37        2       Assistant Secretary since April
                                           1998.




      Throughout the past five years, each of the executive officers has been continuously active in the business of Northern Indiana except as follows:
Prior to April 1, 1998, Peggy H. Landini was Director, Customer Service of

Louisville Gas & Electric Company; and prior to April 8, 1998, Mark D. Wyckoff was an officer of NiSource (he continues to service that company as Vice President, Human Resources and Assistant Secretary) and of various subsidiaries of NiSource.

      The following chart gives information about incumbent directors of Northern Indiana. All of Northern Indiana's directors are also directors of NiSource. Upon recommendation of the Nominating and Compensation Committee of NiSource Board of Directors (Board), the Board of Directors of Northern Indiana has nominated for re-election as directors Arthur J. Decio, Gary L. Neale and Robert J. Welsh, each for a term of three years, to be elected by written consent of NiSource in lieu of an Annual Meeting of the Shareholders.

                                                            Has Been
Name, Age and Principal Occupations for Past                Director
Five Years and Present Directorships Held                     Since
============================================               ==========

DIRECTORS WHOSE TERMS EXPIRE IN 2000

 Arthur J. Decio, 69-Chairman of the Board and Director       1991
  of Skyline Corporation, Elkhart, Indiana, a manufacturer
  of manufactured housing and recreational vehicles.

 Gary L. Neale, 60-Chairman, President and Chief Executive    1991
  Officer of NiSource since March 1, 1993; prior thereto,
  Executive Vice President of NiSource, and President and
  Chief Operating Officer of Northern Indiana.  Mr. Neale
  is also a director of Modine Manufacturing Company,
  Chicago Bridge and Iron Company, and Mercantile National
  Bank of Indiana.

 Robert J. Welsh, 64-Chairman and Chief Executive Officer     1988
  of Welsh, Inc., Merrillville, Indiana, a marketer of
  petroleum products through convenience stores and travel
  centers.  Mr. Welsh is also the Chairman of the Board of
  Aspen, Inc.

DIRECTORS WHOSE TERMS EXPIRE IN 2001

 Steven C. Beering, 67-President of Purdue University,        1986
  West Lafayette, Indiana.  Dr. Beering is also a
  director of Arvin Industries, Inc., American United
  Life Insurance Company and Eli Lilly and Company.

 Carolyn Y. Woo, 45-Gillen Dean and Siegfried Professor,      1997

  College of Business Administration, University of Notre
  Dame, South Bend, Indiana. Dr. Woo is also a director of Bindley Western Industries, Inc. and AON Corporation.

DIRECTORS WHOSE TERMS EXPIRE IN 2002

 Ian M. Rolland, 66-Director of Wells Fargo & Co.,............1978
  Tokheim Corporation and Bright Horizons Family
  Solutions.  Prior to his retirement as an executive
  officer of Lincoln National, Mr. Rolland served as
  Chairman and Chief Executive Officer.

 John W. Thompson, 50-Chairman, President and Chief...........1993
  Executive Officer of Symantec Corp.  Symantec produces
  software and provides internet security technology.
  Prior to joining Symantec in 1999, Mr. Thompson
  was General Manager of IBM Americas.  Mr. Thompson is
  also a director of Fortune Brands Inc.


ITEM 11.  EXECUTIVE COMPENSATION.

      SUMMARY. The following table summarizes all annual and long-term compensation for services to NiSource and its subsidiaries, including Northern Indiana, for the years 1999, 1998 and 1997 awarded to, earned by or paid to the Chief Executive Officer of NiSource during 1999 and the four other most highly compensated officers of NiSource (Named Officers).

SUMMARY COMPENSATION TABLE
                                                Annual Compensation (1)
                                        -----------------------------------
                                                                    Other
                                                                    annual
                                                                    compen-
                                               Salary     Bonus     sation
Name and principal position             Year    ($)      ($)(2)     ($)(3)
===========================             ====  ========  ========   ========

Gary L. Neale, Chairman,                1999   689,583         0     6,436
 President and Chief                    1998   561,250   345,000     7,073
 Executive Officer                      1997   520,000   390,000     6,711

Stephen P. Adik, Senior                 1999   343,749         0     2,980
 Executive Vice President, Chief        1998   268,750   148,500     2,202
 Financial Officer and Treasurer        1997   250,000   171,250     2,575

Patrick J. Mulchay, President (6)       1999   294,166   104,670     2,800

 and Chief Operating Officer -          1998   225,000   148,350     1,412
 Northern Indiana Public Service        1997   210,000   150,675       851
 Company

Jeffrey W. Yundt, Executive (6)         1999   294,166    62,130   149,415
 Vice President, President and          1998   225,000   124,200     6,348
 Chief Executive Officer - Bay State    1997   210,000   143,850     8,905
 Gas Company

Joseph L. Turner, Senior Vice (7)       1999   208,750    69,968     3,791
 President                              1998   195,000   205,838     2,203
                                        1997   180,000   113,675     1,175

                                             Long Term Compensation
                                             ----------------------
                                               Awards   Payouts
                                               ------   -------
                                               Secur-   Long-Term
                                               ities     In-        All
                                               Under-    centive   other
                                               lying     Plan      compen-
                                               Options/  Payouts   sation
Name and principal position             Year   SARs(#)   ($)(4)     ($)(5)
===========================             ====  ========  ========  =======

Gary L. Neale, Chairman,                1999    50,000   484,313   33,465
 President and Chief                    1998    50,000   415,251   31,704
 Executive Officer                      1997    50,000         0   42,993

Stephen P. Adik, Senior                 1999    30,000         0    5,645
 Executive Vice President, Chief        1998    20,000   207,626    5,324
 Financial Officer and Treasurer        1997    20,000         0    5,673

Patrick J. Mulchay, President           1999    25,000         0    7,163
 and Chief Operating Officer -          1998    20,000         0    6,666
 Northern Indiana Public Service        1997    20,000         0    7,506
 Company

Jeffrey W. Yundt, Executive             1999    25,000         0    3,776
 Vice President, President and          1998    20,000         0    3,485
 Chief Executive Officer-Bay State      1997    20,000         0    3,693
 Gas Company

Joseph L. Turner, Senior                1998    10,000         0    7,396
 Vice President                         1998    10,000         0    6,948
                                        1997     8,000         0    7,599

  (1) Compensation deferred at the election of Named Officer is reported in the category and year in which such compensation was earned.


  (2) All bonuses are paid pursuant to the Senior Management Incentive Plan (Bonus Plan), except for portions of the bonuses paid to Messrs. Mulchay, Yundt and Turner, which are described in Notes 6 and 7. The Bonus Plan is designed to supplement a conservative base salary with incentive bonus payments if targeted financial performance is attained. The 1999 target aggregate payout for the Bonus Plan for the Named Officers was $1,212,500, which was more than the actual aggregate payout for the Named Officers.

  (3) In accordance with applicable Securities and Exchange Commission rules, the amounts shown for each of the Named Officers do not include perquisites and other personal benefits, as the aggregate amount of such benefits is less than the lesser of $50,000 and 10% of the total salary and bonus of such Named Officer. In 1999, this amount includes a one-time relocation allowance of $85,305 and a related tax allowance of $60,412 for Mr. Yundt.

  (4) The payouts shown are based on the value, at date of vesting, of restricted shares awarded under NiSource's 1988 and 1994 Long-Term Incentive Plans (Incentive Plans) which vested during the years shown. Vesting was based on meeting certain performance requirements. Total restricted shares held (assuming 100% vesting) and aggregate market value at December 31, 1999 (based on the average of the high and low sale prices of the Common Shares on that date as reported in "The
      Wall Street Journal") for the Named Officers were as follows: Mr. Neale, 120,000 shares valued at $2,148,744; Messrs. Adik, Mulchay and Yundt, 50,000 shares, each valued at $895,310; and Mr. Turner, 33,200 shares (includes 9,201 shares purchased pursuant to the PE
      Plan described in footnote 6) valued at $594,504. Dividends on the restricted shares were paid to the Named Officers. In 1999, this amount includes a one-time relocation allowance for Mr. Yundt

  (5) The Chairman, President, and Chief Executive Officer, the
      Executive Vice Presidents and certain Vice Presidents of NiSource and Northern Indiana have available to them a supplemental life insurance plan which provides split-dollar coverage of up to 3.5 times base compensation as of commencement of the plan in 1991 and could provide life insurance coverage after retirement if there is adequate cash value in the respective policy. "All other
      Compensation" represents NiSource contributions to the 401(k) Plan and the dollar value of the benefit to the Named Officers under the supplemental life insurance plan, as follows: Mr. Neale-$1,066
      401(k) Plan, $28,856 premium value and $3,543 term insurance cost; Mr. Adik-$1,110 401(k) Plan, $3,474 premium value and $1,001 term insurance cost; Mr. Mulchay - $362 401(k) Plan, $5,671 premium value and $1,130 term insurance cost; Mr. Yundt $2,976 premium value and $800 term insurance cost and Mr. Yundt, $5,512 premium value and $1,884 term insurance cost. The value of the life insurance premiums paid by NiSource in excess of term insurance cost on behalf of the Named Officers under the supplemental life insurance plan has been restated for all periods in accordance with the present value interest-free loan method.

  (6) Messrs. Mulchay and Yundt are also Presidents of Northern Indiana and Bay State Gas Company, respectively, and 50% percent of their annual increase compensation is determined based on the financial performance of the business unit for which they are responsible

  (7) Mr. Turner is also President of Primary Energy, Inc., a subsidiary of subsidiary of NiSource, and participates in the Primary Energy
      Incentive Plan ("PE Plan"). The PE Plan provides for a bonus based on meeting certain financial performance criteria of Primary Energy.
      Under the PE Plan, $39,982 of Mr. Turner's bonus for 1999 was used to purchase Common Shares of NiSource on or about February 29, 2000, the date of payment of the bonus. In 1998, $93,023 of Mr. Turner's bonus under the PE Plan was used to purchase Common shares of NiSource on or about February 26, 1999, the date of payment of the bonus. The PE Plan provides that the Common Shares are restricted for a period of five years, and are subject to continued employment, except that they vest earlier in the event of the employee's retirement, death or disability.


      OPTION GRANTS IN 1999. The following table sets forth grants of options to purchase Common Shares made during 1999 to the Named Officers. No stock appreciation rights were awarded during 1999.

OPTION/SAR/GRANTS IN LAST FISCAL YEAR
Individual Grants

                     Number
                     of
                     Secu-     Percent of
                     rities    Total
                     Under-    Options/
                     lying     SARs                               Grant
                     Options/  granted to  Exercise               Date
                     SARs      Employees   or Base                Present
                     Granted   in Fiscal   Price      Expiration  Value
Name                 (#)(1)    Year (2)    ($/Sh)(3)  Date        ($) (4)
===================  ========  ==========  =========  ==========  ========

Gary L. Neale         50,000    6.71%       $ 24.59    08/24/09   $214,000
Stephen P. Adik       30,000    4.03%         24.59    08/24/09    128,400
Patrick J. Mulchay    25,000    3.36%         24.59    08/24/09    107,000
Jeffrey W. Yundt      25,000    3.36%         24.59    08/24/09    107,000
Joseph L. Turner      10,000    1.34%         24.59    08/24/09     42,800


  (1) All options granted in 1999 are fully exercisable commencing one year from the date of grant. Vesting may be accelerated as a result of certain events relating to a change in control of NiSource. The exercise price and tax withholding obligation related to exercise may be paid by delivery of already owned Common Shares or by reducing the number of Common Shares received on exercise, subject to certain conditions.

  (2) Based on an aggregate of 744,750 options granted to all employees in 1999.

  (3) All options were granted at the average of high and low sale prices of the Common Shares as reported in "The Wall Street Journal" on the date of grant.

  (4) Grant date present value is determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model were as follows: volatility-15.72% (calculated using daily Common Share prices for the twelve-month period preceding the date of grant); risk-free rate of return-5.87% (the rate for a ten-year U.S. treasury); dividend yield-$1.02 option term-ten years; vesting-100% one year after date of grant; and an expected option term of 5.4 years. No assumptions relating to non-transferability or risk of forfeiture were made. Actual gains, if any, on option exercises and Common Shares are dependent on the future performance of the Common Shares and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

      OPTION EXERCISE IN 1999. The following table sets forth certain information concerning the exercise of options or stock appreciation rights ("SARs") during 1999 by each of the Named Officers and the number and value of unexercised options and SARs at December 31, 1999.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES
                                                Number of Securities
                     Shares                    Underlying Unexercised
                    Acquired                   Options/SARs at Fiscal
                       on        Value              Year-End (#)
                    Exercise    Realized    ----------------------------
     Name             (#)         ($)       Exercisable    Unexercisable
==================  ========   ==========   ===========    =============

Gary L. Neale              0   $        0       310,000           50,000
Stephen P. Adik       12,000      220,499       160,000           30,000
Patrick J. Mulchay     4,400       76,862       150,000           25,000
Jeffrey W. Yundt      12,000      220,499       160,000           25,000
Joseph L. Turner           0            0        75,000           10,000

                                               Value of Unexercised
                                             In-the-money Options/SARs

                                              at Fiscal Year-End($) (1)
                                            ----------------------------
     Name                                   Exercisable    Unexercisable
================                            ===========    =============

Gary L. Neale                                  $407,190           $    0
Stephen P. Adik                                 454,376                0
Patrick J. Mulchay                              380,626                0
Jeffrey W. Yundt                                454,376                0
Joseph L. Turner                                122,782                0



(1) Represents the difference between the option exercise price and $17.9063, the average of high and low sale prices of the Common Shares on December 31, 1999, as reported in "The Wall Street Journal."


      LONG-TERM INCENTIVE PLAN AWARDS IN 1999. The following table sets forth restricted shares awarded pursuant to the Long-Term Incentive Plan during 1999 to each of the Named Officers.

LONG-TERM STOCK INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                      Number of   Performance     Estimated Future Payouts
                       Shares,     or Other            Under Non-Stock
                        Units       Period            Price-Based Plans
                      or Other      Until       ----------------------------
                       Rights     Maturation    Threshold   Target   Maximum
     Name                (#)      or Payout(1)       (#)        (#)      (#)
==================   ==========   ===========   =========   ======   =======

Gary L. Neale          10,000            2           0           0         0
Stephen P. Adik             0            0           0           0         0
Patrick J. Mulchay          0            0           0           0         0
Jeffrey W. Yundt            0            0           0           0         0
Joseph L. Turner            0            0           0           0         0


(1) Amounts stated in years.

      The restrictions on shares awarded during 1999 lapse two years from the date of grant. The vesting of the restricted shares is variable from 0% to 100% of the number awarded, based upon meeting certain specific financial performance objectives. There is a two-year holding period for the shares after the restrictions lapse.


      PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The following table shows estimated annual benefits, giving effect to NiSource's Pension Plan and Supplemental Retirement Plan (the "Supplemental Plan," as described below), payable upon retirement to persons in the specified remuneration and years-of-service classifications.

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


      The credited years of service for each of the Named Officers, pursuant to the Supplemental Plan, are as follows: Gary L. Neale - 25 years; Stephen
P. Adik - 21 years; Patrick J. Mulchay - 37 years; Jeffrey W. Yundt - 20 years; and Joseph L. Turner - 28 years.

      Upon their retirement, regular employees and officers of NiSource and its subsidiaries which adopt the plan (including directors who are also full-time officers) will be entitled to a monthly pension in accordance with the provisions of NiSource's pension plan, originally effective as of January 1, 1945. The directors who are not and have not been officers of NiSource are not included in the pension plan. The pensions are payable out of a trust fund established under the pension plan with The Northern Trust Company, trustee. The trust fund consists of contributions made by NiSource and the earnings of the fund. Over a period of years the contributions are intended to result in over-all actuarial solvency of the trust fund. The pension plan of NiSource has been determined by the Internal Revenue Service to be qualified under Sections 401 of the Internal Revenue Code of 1986, as amended (the "Code").

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

      NiSource also has a Supplemental Plan for officers. Participants in the Plan are selected by the Board. Benefits from the Plan are to be paid from the general assets of NiSource. The Supplemental Plan provides the larger of (I) 60% of five-year average pay less Primary Social Security Benefits (prorated for less than 20 years of service) and an additional 0.5% of 5-year average pay less Primary Social Security Benefits per year for participants with between 20 and 30 years of service, or (ii) the benefit formula under the NiSource's Pension Plan. In either case, the benefit is reduced by the actual pension payable from NiSource' Pension Plan. In addition, the Supplemental Plan provides certain disability and pre-retirement death benefits for the spouse of a participant.

      CHANGE IN CONTROL AND TERMINATION AGREEMENTS. The Board of NiSource has authorized Change in Control and Termination Agreements ("the Agreements") with Mr. Neale and the Vice Presidents of NiSource (including each of the Named Officers) (each such person being an "executive"). NiSource believes that these Agreements and related shareholder rights protections are in the best interests of the shareholders, to insure that in the event of extraordinary events, totally independent judgment is enhanced to maximize shareholder value. The Agreements, which are terminable upon three years' notice, provide for the payment of three times then current annual base salary and target incentive bonus compensation and the continuation of certain employee benefits for a period of 36 months ("the Severance Period"), and a pro rata portion of the executive's targeted incentive bonus for the year of termination. These benefits are payable if the executive terminates employment for "Good Reason" or is terminated by the company for any reason other than "Good Cause" within twenty-four months following certain changes in control. Each of these Agreements also provides for payment of these benefits if the executive voluntarily terminates employment during a specified period within the twenty-four months following the change in control.

      The executive would receive benefits from NiSource that would otherwise be earned during the Severance Period under NiSource' Supplemental Plan and qualified retirement plans. All stock options held by the executive would become immediately exercisable upon the date of termination of employment, and the restrictions would lapse on all restricted shares awarded to the executive. If any penalty tax under the Code is imposed on the payment of amounts under the contracts, NiSource would increase the payment to the extent necessary to compensate the executive for the imposition of such tax.

      During the Severance Period, the executive and spouse would continue to be covered by applicable health or welfare plans of NiSource. If the executive died during the Severance Period, all amounts payable to the executive would be paid to a named beneficiary. No amounts would be payable under the Agreements if the executive's employment were terminated by NiSource for Good Cause (as defined in the Agreements).

      The Agreement with Mr. Neale also provides for the same severance payments as above described in the event his employment is terminated at any time by NiSource (other than for Good Cause) or due to death or disability, or if he voluntarily terminates employment with Good Reason (as defined in the Agreements).

      COMPENSATION OF DIRECTORS. Each director who is not receiving a salary from NiSource is paid $20,000 per year, $3,000 annually per standing committee on which the director sits, $1,000 annually for each committee chairmanship, $1,000 for each Board meeting attended and $750 per committee meeting attended. Directors of NiSource do not receive any additional compensation for services as a director of any NiSource subsidiary, including Northern Indiana. Under a deferred compensation arrangement, directors may have their fees deferred in the current year and credited to an interest-bearing account or to a phantom stock account for payment in the future.

      NiSource's Nonemployee Director Retirement Plan provides a retirement benefit for each nonemployee director of NiSource who has completed at least five years of service on the Board. The benefit will be an amount equal to the annual retainer for Board service in effect at the time of the director's retirement from the Board, to be paid for the lesser of ten years or the number of years of service as a nonemployee director of NiSource.

      NiSource's Nonemployee Director Stock Incentive Plan provides for grants of restricted Common Shares to nonemployee directors of NiSource. The Plan provides for a grant of 2,000 shares to each person, other 2,000 shares to each person, other than an employee of NiSource, who is elected or reelected as a director of NiSource at the time or election or reelection. The grants of restricted shares vest in 20% annual increments, with full vesting five years after the date of award. In 1999, 2,000 restricted Common Shares were granted to each of Messrs. Roland, Thompson and Foster under the plan.

      NiSource's Nonemployee Director Restricted Stock Unit Plan, which was adopted by the Board in December 1998 and made effective as of January 1, 1999, is a phantom stock plan that provides for grants to nonemployee directors of restricted stock units that have a value related to NiSource's Common Shares. Each nonemployee director received an initial grant of 500 units in April 1999. Subsequent grants of 500 units will be made annually to nonemployee directors upon election or re-election to the Board. The grants of units vest in 20% annual increments, with full vesting five years after the date of award, and the units have no voting or stock ownership rights.

      NiSource has adopted a Directors' Charitable Gift Program for nonemployee directors. Under the program, NiSource makes a donation to one or more eligible tax-exempt organizations as designated by each eligible director. NiSource contributes up to an aggregate of $125,000 for each nonemployee directors who has served as a director of NiSource for at least five years and up to an additional $125,000 (for an overall aggregate of $250,000) for each nonemployee director who has served ten years or more. Organizations eligible to receive a gift under the program include charitable organizations and educational institutions located in Indiana and educational institutions that the director attended or for which he or she serves on its governing board. Individual directors derive no financial benefit from the program, as all deductions relating to the charitable donations accrue solely to NiSource. All current nonemployee directors are eligible to participate in the program.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) The Financial Statements filed herewith as part of this report on Form 10-K are listed on the Index to Financial Statements under Item 8 on pages 18 and 19.

         (2)  The following is a list of the Financial Statements
              Schedule filed herewith as part of this report on Form 10-K:

Schedule                                                Page of
Number                    Description                  1999 10-K
=========     =================================       ===========

   II         Valuation and Qualifying Accounts          65-67


         (3) Exhibit - The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index included on pages 69-70.

     (b)  Reports on Form 8-K:  None

PART IV

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                     Twelve Months Ended December 31, 1999
                            (Dollars in thousands)

        COL.A           COL.B          COL.C              COL.D       COL.E
--------------------   -------  --------------------  ------------  --------

                                     Additions         Deductions
                                --------------------  for Purposes
                       Balance  Charged to  Charged    for which    Balance
                       Jan. 1,   Costs and  to Other    Reserves    Dec. 31,
    Description          1999    Expenses   Accounts  were Created    1999
====================   =======  ==========  ========  ============  ========

Reserves Deducted
 In Consolidated
 Balance Sheet From
 Assets To Which
 They Apply:
  Reserve for
   accounts
   receivables         $ 4,458  $   13,322  $      0  $   9,976     $ 7,804

Reserves Classified
 Under Reserve
 Section of
 Consolidated
 Balance Sheet:
  Injuries and
   damages reserve     $ 6,540  $    5,100  $      0  $   4,271     $ 7,369
  Environmental
   reserves            $18,778  $    3,710  $      0  $   5,159     $17,329
  Miscellaneous
   operating
   reserves            $ 3,515  $        0  $      0  $      00     $ 3,515


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

                              Northern Indiana Public Service Company
                                             (Registrant)

Date      March 28, 2000       By          /s/ Gary L. Neale
     ------------------------    --------------------------------------------

                                       Gary L. Neale, Its Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                       Title                      Date
===========================   ===============================   ==============

/s/    Gary L. Neale          Chairman, Principal Executive
---------------------------    Officer and Director
       Gary L. Neale

/s/    Stephen P. Adik        Executive Vice President and
---------------------------    Principal Financial Officer
       Stephen P. Adik

/s/    David J. Vajda         Vice President Finance and
---------------------------    Principal Accounting Officer
       David J. Vajda

/s/    Steven C. Beering      Director
---------------------------
       Steven C. Beering

/s/    Arthur J. Decio        Director                          March 28, 2000
---------------------------
       Arthur J. Decio

/s/    Ian M. Rolland         Director
---------------------------
       Ian M. Rolland

/s/    John W. Thompson       Director
---------------------------
       John W. Thompson

/s/    Robert J. Welsh        Director
---------------------------
       Robert J. Welsh

                              Director
---------------------------
       Carolyn Y. Woo



                               EXHIBIT INDEX
 Exhibit
 Number                      Description of Item
========    ===============================================================

(3.1)       Amended Articles of Incorporation of April 14, 1982
             (incorporated by reference to Exhibit 1 to Northern Indiana
             Public Service Company (Northern Indiana) Current Report on
             Form 8-K dated May 5, 1982).

(3.2)       By-laws effective August 27, 1996 (incorporated by reference to Exhibit 3 to Northern Indiana Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1996).

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
