Form 10-Q
period 2000-03-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2000-05-15
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2000

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

      As of April 30, 2000, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                                     PART 1.

                              FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NiSource Inc.) and subsidiaries as of March 31, 2000, and December 31, 1999, and the related consolidated statements of income, retained earnings and cash flows for the three and twelve month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of March 31, 2000, and December 31, 1999, and the results of their operations and their cash flows for the three and twelve month periods ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.

                                            /s/  Arthur Andersen LLP

Chicago, Illinois
May 2, 2000


CONSOLIDATED BALANCE SHEET

                                              March 31,    December 31,
ASSETS                                          2000           1999
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $204,423 AND $200,011 RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,252,466   $  4,237,427
  Gas                                          1,332,453      1,323,528
  Common                                         384,946        381,486
                                            ------------   ------------
                                               5,969,865      5,942,441
    Less - Accumulated depreciation

     and amortization                          3,044,267      2,993,412
                                            ------------   ------------
      Total Utility Plant                      2,925,598      2,949,029
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                     2,665          2,668
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        43,469          6,145
 Accounts receivable, less reserve of
  $8,142 and $7,804, respectively (Note 2)       143,793        141,537
 Fuel cost adjustment clause (Note 2)                  0          4,201
 Gas cost adjustment clause (Note 2)               4,944         36,787
 Materials and supplies, at average cost          52,943         52,735
 Electric production fuel, at average cost        35,390         31,968
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         21,095         22,966
 Prepayments and other                            70,695         60,285
                                            ------------   ------------
      Total Current Assets                       372,329        356,624
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      183,651        186,080
 Prepayments and other (Note 6)                  175,328        161,053
                                            ------------   ------------
      Total Other Assets                         358,979        347,133
                                            ------------   ------------
                                             $ 3,659,571   $  3,655,454
                                            ============   ============


The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED BALANCE SHEET
                                              March 31,    December 31,
CAPITALIZATION AND LIABILITIES                  2000           1999
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized 75,000,000 shares,
  issued and outstanding
  73,282,258 shares (Note 11)               $    859,488   $    859,488
 Additional paid-in capital                       12,525         12,525
 Retained earnings (see accompanying
  statement) (Note 10)                           148,943        136,118
                                            ------------   ------------
 Common shareholder's equity                   1,020,956      1,008,131
 Cumulative preferred stocks,
  (excluding amounts due within one
  year) (Note 7)
   Series without mandatory redemption
    provisions (Note 8)                           81,114         81,114
   Series with mandatory redemption
    provisions (Note 9)                           52,780         54,030
 Long-term debt excluding amounts due
  within one year (Note 13)                      920,527        920,413
                                            ------------   ------------
      Total Capitalization                     2,075,377      2,063,688
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 14)                                 152,000        158,000
 Short-term borrowings (Note 15)                  27,350         96,290
 Accounts payable                                119,156        129,532
 Dividends declared on common and
  preferred stocks                                58,986         59,017
 Customer deposits                                25,176         24,264
 Taxes accrued                                   184,005        115,761
 Interest accrued                                 14,671          7,392
 Fuel adjustment clause                            2,655              0
 Accrued employment costs                         45,621         51,393
 Other accruals                                   89,898         76,163
                                            ------------   ------------
      Total Current Liabilities                  719,518        717,812
                                            ------------   ------------
OTHER:

 Deferred income taxes (Note 4)                  583,672        592,022
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 4)                                        83,795         85,566
 Deferred credits                                 45,159         47,105
 Accrued liability for postretirement
  benefits (Note 6)                              140,283        137,211
 Other noncurrent liabilities                     11,767         12,050
                                            ------------   ------------
      Total Other Liabilities                    864,676        873,954
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 16 and 17)
                                            $  3,659,571   $  3,655,454
                                            ============   ============


The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months            Twelve Months
                                Ended March 31,          Ended March 31,
                            ----------  ----------   ----------  ----------
                               2000        1999         2000        1999
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2 and 20)
  Gas                       $  263,533  $  246,703   $  661,517  $  600,458
  Electric                     253,506     259,883    1,101,155   1,095,815
                            ----------  ----------   ----------  -----------
                               517,039     506,586    1,762,672   1,696,273
                            ----------  ----------   ----------  -----------
Cost of Energy: (Note 2)
 Gas costs                     161,301     137,966      402,944     335,829
 Fuel for electric
  generation                    57,499      58,298      248,365     253,353
 Power purchased                 8,234      16,782       58,416      55,125
                            ----------  ----------   ----------  ----------
                               227,034     213,046      709,725     644,307
                            ----------  ----------   ----------  ----------
Operating Margin               290,005     293,540    1,052,947   1,051,966
                            ----------  ----------   ----------  ----------
Operating Expenses and Taxes (except income):

  Operation                     61,143      67,655      249,962     251,472
  Maintenance (Note 2)          17,805      18,253       65,014      66,861
  Depreciation and
   amortization (Note 2)        59,262      58,138      234,679     230,165
  Taxes (except income)         19,790      20,719       73,234      73,809
                            ----------  ----------   ----------  ----------
                               158,000     164,765      622,889     622,307
                            ----------  ----------   ----------  ----------
Operating Income Before

 Utility Income Taxes          132,005     128,775      430,058     429,659
                            ----------  ----------   ----------  ----------
Utility Income Taxes

 (Note 4)                       40,626      39,700      128,193     124,569
                            ----------  ----------   ----------  ----------Operating Income
91,379      89,075      301,865     305,090
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                          560      (1,071)        (617)     (4,052)
                            ----------  ----------   ----------  ----------
Interest:
 Interest on long-term debt     17,203      16,720       68,178      68,542
 Other interest                  1,102         857        3,984       4,532
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                     804       1,035        3,537       4,166
                            ----------  ----------   ----------  ----------
                                19,109      18,612       75,699      77,240
                            ----------  ----------   ----------  ----------
Net Income                      72,830      69,392      225,549     223,798

Dividend requirements on

 preferred shares                2,005       2,065        8,071       8,284
                            ----------  ----------   ----------  ----------
Balance available

 for common shares          $   70,825  $   67,327   $  217,478  $  215,514
                            ==========  ==========   ==========  ==========
Dividends declared          $   58,000  $   55,000   $  227,000  $  221,000
                            ==========  ==========   ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                           Three Months Twelve Months

                    Ended March 31,      Ended March 31,
                  ------------------- -------------------
                     2000      1999      2000      1999
                  ========= ========= ========= =========
                             (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD           $ 136,118 $ 146,138 $ 158,465 $ 163,951

ADD:

 Net income          72,830    69,392   225,549   223,798
                  --------- --------- --------- ---------
                    208,948   215,530   384,014   387,749
                  --------- --------- --------- ---------
LESS:

 Dividends
  Cumulative

   Preferred
   stocks -

   4-1/4% series        222       222       888       889
   4-1/2% series         91        91       360       360
   4.22%  series        113       113       448       448
   4.88%  series        122       122       488       488
   7.44%  series         77        77       312       312
   7.50%  series         66        66       261       261
   8.85%  series        101       138       424       543
   7-3/4% series         60        70       266       308
   8.35%  series        100       113       409       460
   6.50%  series        698       698     2,795     2,795
   Adjustable
    Rate,
    Series A            355       355     1,420     1,420
Common shares        58,000    55,000   227,000   221,000
                  --------- --------- --------- ---------
                     60,005    57,065   235,071   229,284
                  --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD        $ 148,943 $ 158,465 $ 148,943 $ 158,465
                  ========= ========= ========= =========


The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Three Months
                                                        Ended March 31
                                                   ------------------------
                                                      2000          1999
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   72,830    $   69,392

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        59,262        58,138
  Deferred federal and state income
   taxes, net                                         (22,892)      (26,784)
  Deferred investment tax credits, net                 (1,772)       (1,781)
  Other, net                                            2,714           475
  Change in certain assets and liabilities -
   Accounts receivable, net                            (3,831)      (26,675)
   Electric production fuel                            (3,422)        7,223
   Materials and supplies                                (208)       (2,300)
   Natural gas in storage                               1,871        31,220
   Accounts payable                                    (2,775)      (29,839)
   Taxes accrued                                       81,579        84,387
   Fuel adjustment clause                               6,856        (2,256)
   Gas cost adjustment clause                          31,843        49,240
   Accrued employment costs                            (5,772)       (9,181)
   Other accruals                                       1,433         5,063
  Other, net                                             (221)       11,917
                                                   ----------    ----------
    Net cash provided by operating activities         217,495       218,239
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (36,661)      (33,473)
  Other, net                                           (7,422)       (8,927)
                                                   ----------    ----------
    Net cash used in investing activities             (44,083)      (42,400)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Net change in short-term debt                       (68,940)     (108,100)
  Retirement of long-term debt                         (6,000)            0
  Retirement of preferred shares                       (1,250)            0
  Cash dividends paid on common shares                (58,000)      (62,000)
  Cash dividends paid on preferred shares              (2,012)       (2,063)
  Other, net                                              114           113
                                                   ----------    ----------
    Net cash used in investing activities            (136,088)     (172,050)
                                                   ----------    ----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                  37,324         3,789

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    6,145        19,541
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   43,469    $   23,330
                                                   ==========    ==========

                                                        Twelve Months
                                                        Ended March 31,
                                                   ------------------------
                                                      2000          1999
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  225,549    $  223,798

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       234,679       230,165
  Deferred federal and state operating
   income taxes, net                                  (15,604)      (32,692)
  Deferred investment tax credits, net                 (7,117)       (7,159)
  Other, net                                           (2,666)        1,900
  Change in certain assets and liabilities -
   Accounts receivable, net                            (8,321)      (32,647)
   Electric production fuel                           (10,211)       (3,938)
   Materials and supplies                                 911         1,126
   Natural gas in storage                              (1,456)       (1,322)
   Accounts payable                                    16,824         2,939
   Taxes accrued                                       33,732        29,848
   Fuel adjustment clause                              (1,368)        5,134
   Gas cost adjustment clause                         (10,140)       41,652
   Accrued employment costs                            10,579        (2,229)
   Other accruals                                      15,963         2,721
  Other, net                                          (25,562)       (9,875)
                                                   ----------    ----------
    Net cash provided by operating activities         455,792       449,421
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (196,026)     (176,786)
  Other, net                                           (4,650)       (1,272)
                                                   ----------    ----------
    Net cash used in investing activities            (200,676)     (178,058)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0           500
  Net change in short-term debt                         9,350          (500)
  Retirement of long-term debt                         (9,000)      (51,509)
  Retirement of preferred shares                       (3,657)       (2,413)
  Cash dividends paid on common shares               (224,000)     (212,000)
  Cash dividends paid on preferred shares              (8,125)       (8,341)
  Other, net                                              455           455
                                                   ----------    ----------
    Net cash used in financing activities            (234,977)     (273,808)
                                                   ----------    ----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                  20,139        (2,445)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   23,330        25,775
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   43,469    $   23,330
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

      Electric:
      --------
          Electric generation plant      24 years
          Transmission plant             26 years
          Distribution plant             25 years
          Other electric plant           24 years

      Gas:
      ----
          Gas storage plant              18 years
          Transmission plant             34 years
          Distribution plant             27 years
          Other gas plant                24 years

      The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.6% for the three-month and 3.7% for the twelve- month periods ended March 31, 2000 and was 3.7% for three-month and twelve- month periods ended March 31, 1999.

      The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.4% for the three-month and twelve-month periods ended March 31, 2000 and March 31, 1999.

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

      ACCOUNTS RECEIVABLE. At March 31, 2000, $100 million of accounts receivable had been sold under a sales agreement, which expires on May 31, 2002. The March 31, 2000 and December 31, 1999 accounts receivable balances include approximately $14.1 million and $14.0 million, respectively, due from associated companies.

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

      Cash paid during the periods reported for income taxes and interest was as follows:



                           Three Months Twelve Months

                   Ended March 31,      Ended March 31,
                 ------------------   ------------------
                   2000      1999       2000      1999
                 ========  ========   ========  ========
                             (Dollars in thousands)

Income taxes     $     15  $     46   $125,549  $135,171

Interest, net of
 amounts

 capitalized     $  8,457  $  9,320   $ 70,872  $ 73,431


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

      On August 18, 1999, the IURC issued a generic order which established new guidelines for the recovery of purchased power costs through fuel adjustment clauses. The IURC ruled that each utility had to establish a "benchmark" which is the utility's highest on-system fuel cost per kilowatt- hour (kwh) during the most recent annual period. The IURC stated that if the weekly average of a utility's purchased power costs were less than the "benchmark," these costs per kwh should be considered net energy costs which are presumed "fuel costs included in purchased power." If the weekly average of a utility's purchased power costs exceeded the "benchmark," the utility would need to submit additional evidence demonstrating the reasonableness of these costs. The Office of Utility Consumer Counselor (OUCC) has appealed the August 18, 1999 order to the Indiana Court of Appeals.

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

      If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given monthly period will be allocated over a twelve-month period beginning with the next monthly filing. Any under- recovery or over-recovery is recorded as a current asset or current liability until such time it is billed or refunded to its customers.

      Northern Indiana's gas cost adjustment factor includes a gas cost incentive mechanism (GCIM) which allows or the sharing of any cost savings or cost increases with customers based upon a comparison of actual gas supply portfolio cost to a market-based benchmark price.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in March 2000 and December 1999, the estimated replacement cost of gas in storage (current and non-current) at March 31, 2000 and December 31, 1999 exceeded the stated LIFO cost by $42.9 million and $48.9 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Management Services Company (NMSC), a wholly-owned subsidiary of NiSource.

      The costs of these services are charged to Northern Indiana based on payroll costs and expenses incurred by NMSC employees for the benefit of Northern Indiana. These costs, which totaled $6.1 million and $19.1 million for the three-month and twelve-month periods ended March 31, 2000, respectively, and totaled $4.8 million and $19.2 million for the three-month, and twelve-month periods ended March 31, 1999, respectively, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $4.1 million and $16.8 million representing 3.2% and 4.5% of Northern Indiana's total gas costs for the three-month and twelve-month periods ended March 31, 2000, respectively. Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $3.6 million and $22.5 million representing 3.6% and 7.2% of Northern Indiana's total gas costs for the three-month and twelve-month periods ended March 31, 1999, respectively.

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

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commissions. Accordingly, Northern Indiana's accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of March 31, 2000, and December 31, 1999, the regulatory assets identified below represent probable future revenues to Northern Indiana as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:


                                                 March 31,      December 31,
                                                   2000            1999
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 13)                                $      38,633   $      39,499
Unamortized R. M. Schahfer Unit 17 and
 Unit 18 carrying charges

 and deferred depreciation (See below)                57,057          58,111
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     7,776           8,010
Deferral of SFAS No. 106 expense not
 recovered (Note 6)                                   71,370          72,769
FERC Order No. 636 transition costs                   11,150          13,728
Regulatory income tax asset, net (Note 4)             19,332          18,208
                                               -------------   -------------
                                                     205,318         210,325
Less: Current portion of regulatory assets            21,667          24,245
                                               -------------   -------------
                                               $     183,651   $     186,080
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

      As of March 31, 2000, a reserve of  approximately  $17.2  million has been recorded to cover probable corrective actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other PRP's and rate recovery will not have a material effect on its financial position or results of operations.

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

      NITROGEN OXIDES. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including utilities. On May 25, 1999, the United Sates Circuit Court of Appeals for the D.C. Circuit Court issued an order staying the NOx SIP call rule's September 30, 1999 deadline for the state submittals until further order of the court. In a March 3, 2000 decision, the United States Court of Appeals for the D.C. Circuit ruled largely in favor of EPA's regional NOx plan. An appeal of this decision is expected. The State of Indiana in February 2000 proposed a moderate NOx control plan designed to address Indiana's ozone nonattainment areas and regional ozone transport. Any NOx emission limitations resulting from these actions could be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. Northern Indiana is evaluating the EPA's final rule and any potential requirements that could result from the final rule as implemented by the State of Indiana. Northern Indiana believes that the costs relating to compliance with the new standards may be substantial, but such costs are dependent upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana is continuing its programs to reduce NOx emissions and Northern Indiana will continue to closely monitor developments in this area.

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

      Under the Federal Clean Water Act and Indiana's regulations, Northern Indiana must obtain National Pollutant Discharge Elimination System permits for water discharges from various water discharges from various facilities, including electric generating and water treatment stations. These facilities either have permits for their water discharge or they have applied for a permit renewal of any expiring permits. These permits continue in effect pending review of the current applications.

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

      The components of the net deferred income tax liability at March 31, 2000 and December 31, 1999 were as follows:


                                           March 31,     December 31,
                                             2000            1999
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation

  and other property differences         $     709,308   $     714,246
 AFUDC-equity                                   30,302          30,748
 Adjustment clauses                                868          15,545
 Other regulatory assets                        27,067          27,598
 Prepaid pension and other benefits             56,227          56,227
 Reacquisition premium on debt                  14,652          14,980

Deferred tax assets -
 Deferred investment tax credits               (31,779)        (32,451)
 Removal costs                                (174,803)       (171,645)
 Other postretirement/postemployment
  benefits                                     (53,202)        (53,061)
 Other, net                                    (26,066)        (27,928)
                                         -------------   -------------
                                               552,574         574,259
Less: Deferred income taxes related to
 current assets and liabilities                (31,098)        (17,763)
                                         -------------   -------------
Deferred income taxes - noncurrent       $     583,672   $     592,022
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statements of Income are comprised of the following:


                                      Three Months          Twelve Months
                                      Ended March 31,       Ended March 31,
                                  -------------------------------------------
                                     2000      1999         2000       1999
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  57,456  $  59,582   $ 133,661  $ 143,817
 State                                7,834      8,683      17,253     20,603
                                  ---------  ---------   ---------  ---------
                                     65,290     68,265     150,914    164,420
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                            (21,126)   (24,746)    (14,571)   (30,388)
 State                               (1,766)    (2,038)     (1,033)    (2,304)
                                  ---------  ---------   ---------  ---------
                                    (22,892)   (26,784)    (15,604)   (32,692)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,772)    (1,781)     (7,117)    (7,159)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             40,626     39,700     128,193    124,569

Income tax applicable to non-
 operating activities and income
 of subsidiaries                        328       (644)       (613)    (2,176)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  40,954  $  39,056   $ 127,580  $ 122,393
                                  =========  =========   =========  =========


      A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:


                                      Three Months          Twelve Months
                                     Ended March 31,        Ended March 31,
                                  ---------  ---------   ---------  ---------
                                     2000       1999        2000       1999
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  72,830  $  69,392   $ 225,549  $ 223,798
Add-Income taxes                     40,954     39,056     127,580    122,393
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $ 113,784  $ 108,448   $ 353,129  $ 346,191
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  39,824  $  37,957   $ 123,595  $ 121,167

Reconciling items multiplied by the statutory rate:

  Book depreciation over related
   tax depreciation                     918        969       3,883      3,963
  Amortization of deferred

   investment tax credits            (1,772)    (1,781)     (7,117)    (7,159)
  State income taxes, net of
   federal income tax benefit         3,326      3,606      10,181     11,088
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                            (919)      (721)     (5,655)    (5,922)
  Other, net                           (423)      (974)      2,693       (744)
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  40,954  $  39,056   $ 127,580  $ 122,393
                                  =========  =========   =========  =========


(5) PENSION PLANS: NiSource has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The change in the benefit obligation for 1999 and 1998 is as follows:


                                     1999        1998
                                  =========    =========
                                  (Dollars in thousands)

Benefit obligation at beginning   $ 914,273    $ 843,049
 of year (January 1,)
Service cost                         15,858       15,347
Interest cost                        61,613       58,337
Plan amendments                           0       14,655
Actuarial (gain) loss               (50,217)      37,247
Benefits paid                       (54,823)     (54,362)
                                  ---------    ---------
Benefit obligation at end of
 the year (December 31,)          $ 886,704    $ 914,273
                                  =========    =========


      The change in the fair value of the plan's assets for years 1999 and 1998 is as follows:


                                     1999           1998
                                  ===========    ===========
                                    (Dollars in thousands)

Fair value of plan assets at      $   958,435    $   896,950
 beginning of year January 1,)
Actual return on plan's assets        158,775         82,547
Employer contributions                 35,000         33,300
Benefits paid                         (54,823)       (54,362)
                                  -----------    -----------
Plan assets at fair value at
 end of the year (December 31,)   $ 1,097,387    $   958,435
                                  ===========    ===========


      The plan's assets are invested primarily in common stocks, bonds and notes.

      The plan's funded status as of 1999 and 1998 is as follows:


                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)

Plan assets in excess of          $ 210,683    $  44,162
 benefit obligation
Unrecognized net actuarial (gain)  (140,665)     (16,162)
Unrecognized prior service cost      50,165       55,761
Unrecognized transition amount
 being recognized over
 seventeen years                     21,953       27,442
                                  ---------    ---------
Prepaid pension costs             $ 142,136    $ 111,203
                                  =========    =========

      The benefit obligation is the present value of future pension benefit payments and is based on a plan benefit formula which considers expected future salary increases. A discount rates of 7.75% and 7.00% and rate of increase in compensation levels of 4.5% and 4.5% were used to determine the benefit obligation at December 31, 1999 and December 31, 1998, respectively.

      The long-term portion of prepaid pension costs were $156.4 million and $141.5 million at March 31, 2000 and December 31, 1999, respectively, and are reported under the caption "Prepayments and Other" in the Consolidated Balance Sheet.

      The following items are the components of provisions for pensions for the three-month and twelve-month periods ended March 31, 2000 and March 31, 1999:


                           Three Months Twelve Months

                                   Ended Ended

                      March 31,            March 31,
                 --------  --------   --------  --------
                   2000      1999       2000      1999
                 ========  ========   ========  ========
                             (Dollars in thousands)

Service costs    $  4,265  $  4,583   $ 15,540  $ 13,934
Interest costs     16,899    15,644     62,868    52,908
Expected return
 on plan assets   (23,113)  (21,109)   (86,492)  (73,468)
Amortization of
 transition

 obligation         1,372     1,372      5,488     4,958
Amortization of
 prior service
 cost               1,399     1,385      5,610     4,257
Amortization of
 gain                (687)        0       (687)        0
                 --------  --------   --------  --------
                 $    135  $  1,875   $  2,327  $  2,589
                 ========  ========   ========  ========


      Assumptions used in the valuation and determination of 2000 and 1999 pension expense were as follows:


                                                     2000         1999
                                                     =====        =====

Discount rate                                        7.75%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Expected long-term rate of return on assets          9.00%        9.00%


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

      The following table sets forth the change in the plan's accumulated postretirement benefit obligation (APBO) as of December 31, 1999 and 1998:



                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)

Accumulated postretirement        $ 207,079    $ 195,003
 benefit obligation at
 beginning of year (January 1,)
Service cost                          3,010        3,314
Interest cost                        14,217       13,685
Plan amendments                       1,191            0
Actuarial (gain) loss               (15,959)       6,260
Benefits paid                       (13,883)     (11,183)
                                  ---------    ---------
Accumulated postretirement
 benefit obligation at
 end of the year (December 31,)   $ 195,655    $ 207,079
                                  =========    =========


      The change in the fair value of the plan's assets for the years 1999 and 1998 is as follows:


                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)

Fair value of plan assets at      $   2,903    $   2,400
 beginning of year (January 1,)
Actual return on plan assets            704        1,103
Employer contributions               12,477        9,301
Participant contributions             1,191        1,282
Benefits paid                       (13,883)     (11,183)
                                  ---------    ---------
Plan assets at fair value at
 end of the year (December 31,)   $   3,392    $   2,903
                                  =========    =========


      Following is the funded status for postretirement benefits as of December 31, 1999 and 1998:

                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)

Funded status                     $(192,262)   $(204,176)
Unrecognized actuarial (gain)      (103,623)     (90,700)
Unrecognized prior service cost       3,178        3,458
Unrecognized transition amount
 being recognized over
 twenty years                       139,719      150,466
                                  ---------    ---------
Accrued liability for

 postretirement benefits          $(152,988)   $(140,952)
                                  =========    =========

      In order to determine the APBO at December 31, 1999 a discount rate of 7.75% and a pre-Medicare medical trend rate of 6% declining to a long-term rate of 5% was used, and at December 31, 1998, a discount rate of 7% and a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5% was used. The accrued liability for postretirement benefits was $149.3 million at March 31, 2000.

      Net periodic postretirement benefits costs, before consideration of the rate-making discussed previously, for the three-month and twelve-month periods ended March 31, 2000 and March 31, 1999 include the following components:


                           Three Months Twelve Months

                                   Ended Ended

                       March 31,          March 31,
                   -------  -------   -------  -------
                     2000     1999      2000     1999
                   =======  =======   =======  =======
                             (Dollars in thousands)

Service costs      $   801  $   477   $ 3,638  $ 3,054
Interest costs       3,900    3,850    13,735   13,885
Expected return
 on plan assets        (50)     (50)     (216)    (216)
Amortization of
 transition
 obligation

 over twenty years   2,700    2,675    10,773   10,748
Amortization of

 prior service cost     75       75       279      279
Amortization of

 actuarial (gain)   (1,375)  (1,150)   (6,011)  (5,561)
                   -------  -------   -------  -------
                   $ 6,051  $ 5,877   $22,198  $22,189
                   =======  =======   =======  =======


      Assumptions used in the determination of 2000 and 1999 net periodic postretirement benefit costs were as follows:


                                                     2000         1999
                                                     =====        =====

Discount rate                                        7.75%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Assumed annual rate of increase in health
 care benefits                                       7.00%        7.00%
Assumed ultimate trend rate                          5.00%        5.00%


      The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at January 1, 2000 by approximately $21.9 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.6 million for the three-month period ended March 31, 2000. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at January 1, 2000 by approximately $18.1 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.5 million for the three-month period ended March 31,2000. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(8) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT MARCH 31, 2000 AND DECEMBER 31, 1999 (SEE NOTE 7):


                                                                      Redemption
                                                                        Price at

                                    March 31,    December 31,    March 31,
                                     2000           1999           2000
                                 ============   ============   ============
                                    (Dollars in thousands)

Cumulative preferred stock -
 $100 par value -

 4-1/4% series - 209,035 shares
  outstanding                     $    20,903   $     20,903        $101.20

 4-1/2% series -  79,996 shares
  outstanding                           8,000          8,000        $100.00

 4.22% series -  106,198 shares
  outstanding                          10,620         10,620        $101.60

 4.88% series -  100,000 shares
  outstanding                          10,000         10,000        $102.00

 7.44% series -   41,890 shares
  outstanding                           4,189          4,189        $101.00

 7.50% series -   34,842 shares
  outstanding                           3,484          3,484        $101.00

 Premium on preferred stock               254            254

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at March 31, 2000), Series A (stated value $50 per share)

   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,114   $     81,114
                                 ============   ============

      During the period April 1, 1998 to March 31, 2000 there were no additional issuances of the above preferred stocks. The foregoing preferred stocks are redeemable in whole or in part, at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(9) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT MARCH 31, 2000 AND DECEMBER 31, 1999 (SEE NOTE 7):

      Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana, excluding sinking fund payments due within one year were as follows:


                                                    March 31,    December 31,
                                                      2000           1999
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value - 8.85% series - 25,000 and 37,500 shares outstanding, respectively, excluding sinking
   fund payments due within one year              $      2,500   $      3,750

  7-3/4% series - 27,798 shares outstanding,
   excluding sinking fund payments due within
   one year                                              2,780          2,780

  8.35% series - 45,000 shares outstanding
   excluding sinking fund payments due within
   one year                                              4,500          4,500

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     52,780   $     54,030
                                                  ============   ============

      The redemption prices at March 31, 2000, as well as sinking fund provisions for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:


                                                        Sinking Fund Or
                                                     Mandatory Redemption

Series  Redemption Price Per Share                       Provisions
======  ==========================               =============================
Cumulative preferred stock - $100 par value -
  8.85%  $100.37, reduced periodically           12,500 shares on or before
                                                  April 1.

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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at March 31, 2000 for each of the twelve-month periods subsequent to March 31, 2001 were as follows:


Twelve Months Ended March 31,
==================================
      (Dollars in thousands)

2002                      $  1,828
2003                      $ 44,828
2004                      $    578
2005                      $    878


      Sinking fund payments due within one year are reported under the caption "Other" in the Consolidated Balance Sheets.

(10) COMMON SHARE DIVIDEND: Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of the earned surplus or net profits of Northern Indiana. At March 31, 2000, Northern Indiana had approximately $148.9 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

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

      At March 31, 2000, there were 805,836 shares reserved for future awards under the 1994 Plan. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at March 31, 2000. Under the Plans, the exercise price of each option equals the market price of NiSource's common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      Stock appreciation rights (SARs) may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, NiSource's common shares, or a combination thereof. There were no SARs outstanding at March 31, 2000. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapsed on January 27, 2000 and vested 116% of the number awarded, due to attaining specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 lapsed two years from date of grant and vested at 100% of the number awarded. Restrictions on shares awarded in 2000 lapse three years from date of grant and vesting may vary from 0% to 200% if the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 683,500 and 513,500 restricted shares outstanding at March 31, 2000 and December 31, 1999, respectively.

      On January 29, 2000, the board of directors of NiSource approved certain additional amendments to the 1994 Plan. The amended and restated 1994 Plan would provide for the number of common shares subject to the plan to increase from 5.0 million to 11.0 million, and would permit contingent stock awards and dividend equivalents payable on grants of options, SARs, performance units and contingent stock awards. The amended and restated 1994 Plan is subject to shareholder approval at the 2000 Annual Meeting of Shareholders of NiSource.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for nonqualified stock options. The compensation cost that has been charged against income for restricted stock awards was 0.1 million and $0.2 million for the three month and $1.0 million and $0.8 million for the twelve-month periods ending March 31, 2000 and March 31, 1999, respectively. Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," net income would have been reduced to the following pro forma amounts:


                           Three Months Twelve Months

                      Ended                Ended
                     March 31,            March 31,
                ------------------   ------------------
                  2000      1999       2000      1999
                ========  ========   ========  ========
                        (Dollars in thousands)

Net Income:
 As reported    $ 72,830  $ 69,392   $225,549  $223,798
 Pro forma      $ 72,293  $ 68,985   $223,766  $222,483



      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998:


                            2000         1999          1998
                         ==========   ==========    ==========
Interest Rate                 6.60%        5.87%         5.29%
Expected Dividend Yield       $1.08        $1.02         $0.96
Expected Life             5.4 years   5.25 years     5.4 years
Volatility                   28.98%       15.72%        13.09%


      The weighted average fair value of options granted to all plan participants was $3.69 and $4.28 for the twelve-month periods ended March 31, 2000 and March 31, 1999, respectively. There were 1,027,750 and 607,000 non-qualified stock options granted to all plan participants for the twelve-month periods ended March 31, 2000 and March 31, 1999, respectively.

(13) LONG-TERM DEBT: At March 31, 2000 and December 31, 1999, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:


                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                                  March 31,   December 31,
                                                   2000           1999
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series T, 7-1/2%, due April 1, 2002           $     38,500   $     38,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                            93,500         93,500
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due

  October 1, 2003                                    14,000         14,000
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 4.17% weighted
  average at March 31, 2000, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 4.12% weighted average at
  March 31, 2000, due November 1, 2007               24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 4.00% at March 31, 2000,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 4.00% at March 31, 2000,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 4.00% at March 31, 2000,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           237,000        237,000
                                               ------------   ------------
Medium-term notes -
 Interest rates between 6.50% and 7.69% with a weighted average interest rate of
  7.05% and various maturities between

  August 15, 2001 and August 4, 2027                593,025        593,025
                                               ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (2,998)        (3,112)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $    920,527   $    920,413
                                               ============   ============

      The sinking fund requirements and maturities of long-term debt outstanding at March 31, 2000 for each of the twelve-month periods subsequent to March 31, 2001 were as follows:


Twelve Months Ended March 31,
=================================
      (Dollars in thousands)

2002                    $  19,000
2003                    $  79,000
2004                    $ 110,000
2005                    $  32,000

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

      Northern  Indiana  is  authorized  to issue  and  sell up to  $217,692,000
Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of March 31, 2000, $139.0 million of the medium-term notes had been issued with various interest rates and maturities.

(14) CURRENT PORTION OF LONG-TERM DEBT: At March 31, 2000 and December 31, 1999, Northern Indiana's current portion of long-term debt due within one year was as follows:


                                               March 31,        December 31,
                                                 2000              1999
                                             ============      ============
                                                 (Dollars in thousands)
Medium-term notes -
 Interest rate 6.10% and 6.90% with a weighted  average  interest  rate of 6.82%
  and maturities between

  April 5, 2000 and June 1, 2000             $    149,000      $    155,000
Sinking funds due within one year                   3,000             3,000
                                             ------------      ------------
   Total current portion of long-term debt   $    152,000      $    158,000
                                             ============      ============

(15) SHORT-TERM BORROWINGS: Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 2000, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. As of March 31, 2000, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $11.4 million in lines of credit which run until May 31, 2000. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of March 31, 2000, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $220 million of money market lines of credit. As of March 31, 2000, there were no borrowings outstanding under these lines of credit. As of December 31, 1999, $33.7 million of borrowings was outstanding under these lines of credit.

      At March 31, 2000 and December 31, 1999, Northern Indiana's short-term borrowings were as follows:


                                               March 31,       December 31,
                                                 2000             1999
                                             ============      ============
                                                 (Dollars in thousands)
Commercial paper -
 Interest rate of 5.90% at March 31, 2000    $     27,350      $     62,565
Notes payable -
 Issued at  interest  rates  between  6.50% and 7.45%  with a  weighted  average interest rate of 7.06% and maturities

  of January 18, 2000 and January 28, 2000              0            33,725
                                             ------------      ------------
Total short-term borrowings                  $     27,350      $     96,290
                                             ============      ============

(16) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NiSource Development Company, Inc., a subsidiary of NiSource, at a current annual rental payment of approximately $3.5 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2000:



Twelve Months Ended March 31,
================================
   (Dollars in thousands)

2001                 $  7,107
2002                    7,107
2003                    7,107
2004                    6,945
2005                    4,385
Later years            31,002
                     --------
Total minimum
 payments required   $ 63,653
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:


                              March 31,      March 31,
                                2000           1999
                            ============   ============
                             (Dollars in thousands)

Three months ended               $ 2,710        $ 2,666
Twelve months ended              $11,182        $ 9,909

(17) COMMITMENTS: Northern Indiana estimates that approximately $1.1 billion will be expended for construction purposes for the period from January 1, 2000 to December 31, 2004. Substantial commitments have been made by Northern Indiana in connection with this program.

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

(18) RISK MANAGEMENT ACTIVITIES: Northern Indiana uses certain commodity- base derivatives financial instruments to manage certain risks inherent in its business. Northern Indiana's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. The open positions resulting from risk management activities are managed in accordance with strict policies which limit exposure to market risk and require daily reporting to management of potential financial exposure.

      Northern Indiana uses futures contracts, options and swaps to hedge a portion of its price risk associated with its non-trading activities in gas supply for its regulated gas utility, certain customer choice programs. At March 31, 2000, Northern Indiana had futures contracts representing the hedge of natural gas sales in the notional amount of 0.3 billion cubic feet (BCF) and the resulting deferred gain was not material.

      Northern Indiana trading operation includes the activities of its power trading business. Northern Indiana employs a value-at-risk (VaR) model to assess the market risk of its energy trading portfolios. Northern Indiana estimates the one - day VaR for its trading group which utilizes derivatives using either a Monte Carlo simulation or variance/covariance at 95 percent confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.4, $1.3 and $0.2 million and $0.4, $1.3 and $0.01 million for three-month and twelve-month periods ended March 31, 2000, respectively.

      Unrealized gains and losses on Northern Indiana's portfolio are recorded as price risk management assets and liabilities. The market prices used to value price risk management activities reflect the best estimate of market prices considering various factors, including closing exchange and over-the- counter quotations and price volatility factors underlying the commitments. The accompanying financial statements reflect price risk management assets of $44.5 million and $31.7 million at March 31, 2000 and December 31, 1999, respectively, were included in prepayments and other current assets. The accompanying financial statements also reflect price risk management liabilities (including net option premiums) of $67.5 million and $54.0 million at March 31, 2000.and December 31, 1999, respectively, were included in other current liabilities. Power trading results are reflected on a net basis in the accompanying statement of income, consistent with the guidance in EITF Issue No.98-10 with respect to the use of written options. Northern Indiana has recorded a net profit of $2.8 and $13.6 million as a component of Other Income (deductions) for the three and twelve months ended March 31, 2000, respectively.

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

      The carrying values and estimated fair values of financial instruments were as follows:

                             March 31, 2000        December 31, 1999
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value

                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   43,469  $   43,469   $    6,145  $    6,145
Investments                $      251  $      251   $      251  $      251
Long-term debt (including
 current portion)          $1,072,527  $  988,804   $1,078,413  $  997,196
Preferred stock (including

 current portion)          $  135,722  $  111,230   $  136,972  $  116,464


      Northern Indiana is subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 3% of gas revenues (including transportation services) and 19% of electric revenues for the twelve months ended March 31, 2000 as compared to 3% and 17%, respectively, for the twelve months ended March 31,1999.

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

      The following tables provide information about business segments. In addition, adjustments have been made to the segment information to arrive at information included in the results of operations and financial position. These adjustments include unallocated corporate assets, revenues and expenses. The accounting policies of the operating segments are the same as those described in "Summary of Significant Accounting Policies."

For the Three Months                                      Adjust-
Ended March 31, 2000        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $263,533  $  253,506  $      0  $      0  $  517,039
Other income (deductions)$    499  $      (21) $     82  $      0  $      560
Depreciation and
 amortization            $ 19,270  $   39,992  $      0  $      0  $   59,262
Income before interest
 and utility income
 taxes                   $ 52,060  $   80,423  $     82  $      0  $  132,565
Assets                   $911,692  $2,747,879  $      0  $      0  $3,659,571
Capital expenditures     $ 11,715  $   24,946  $      0  $      0  $   36,661

For the Three Months                                      Adjust-
Ended March 31, 1999        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $246,703  $  259,883  $      0  $      0  $  506,586
Other income (deductions)$    613  $      128  $ (1,812) $      0  $   (1,071)
Depreciation and
 amortization            $ 18,563  $   39,575  $      0  $      0  $   58,138
Income before interest
 and utility income
 taxes                   $ 55,690  $   73,826  $ (1,812) $      0  $  127,704
Assets                   $893,747  $2,688,028  $      0  $      0  $3,581,775
Capital expenditures     $  9,195  $   24,278  $      0  $      0  $   33,473

For the Twelve Months                                     Adjust-
Ended March 31, 2000        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $661,517  $1,101,155  $      0  $      0  $1,762,672
Other income (deductions)$  1,757  $      583  $ (2,910) $    (47) $     (617)
Depreciation and
 amortization            $ 75,723  $  158,956  $      0  $      0  $  234,679
Income before interest
 and utility income
 taxes                   $ 70,471  $  361,927  $ (2,941) $    (16) $  429,441
Assets                   $911,692  $2,747,879  $      0  $      0  $3,659,571
Capital expenditures     $ 63,863  $  132,163  $      0  $      0  $  196,026

For the Twelve Months                                     Adjust-
Ended March 31, 1999        Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $600,458  $1,095,815  $      0  $      0  $1,696,273
Other income (deductions)$  1,428  $      592  $ (5,952) $   (120) $   (4,052)
Depreciation and
 amortization            $ 72,517  $  157,648  $      0  $      0  $  230,165
Income before interest
 and utility income
 taxes                   $ 69,746  $  361,933  $ (5,993) $    (79) $  425,607
Assets                   $893,747  $2,688,028  $      0  $      0  $3,581,775
Capital expenditures     $ 56,528  $  120,258  $      0  $      0  $  176,786


      The following table reconciles total reportable segment income before interest and utility income taxes to net income for three-month, nine-month and twelve-month periods ended March 31, 2000 and 1999:

                           Three Months Twelve Months

                   Ended March 31,      Ended March 31,
                 ------------------   ------------------
                   2000      1999       2000      1999
                 ========  ========   ========  ========
                             (Dollars in thousands)

Income before
 interest and
 utility income
 taxes           $132,565  $127,704   $429,441  $425,607

Interest           19,109    18,612     75,699    77,240

Utility income

 taxes             40,626    39,700    128,193   124,569
                 --------  --------   --------  --------
Net income       $ 72,830  $ 69,392   $225,549  $223,798
                 ========  ========   ========  ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OPERATING REVENUES -

      GAS REVENUES. Gas revenues were $661.5 million for the twelve months ended March 31, 2000, an increase of $61.1 million from the comparable period ended twelve months ended March 31, 1999. This increase was mainly due to increased gas costs, increased gas transportation services and increased wholesale gas sales, partially offset by decreased sales to residential and commercial customers as a result of warmer weather during the period and decreased gas transition costs. During the period, gas deliveries in dekatherms (dth) increased mainly as a result of increased gas transportation services, partially offset by decreased deliveries to residential and commercial customers reflecting heating degree days being 10% lower than 1999.

      Gas revenues were $263.5 million for the three months ended March 31, 2000, an increase of $16.8 million from the comparable period ended March 31, 1999. This increase was mainly due to increased gas costs, increased wholesale gas sales and increased gas transportation services, partially offset by decreased sales to residential and commercial customers due to a significant warmer weather during the period. During the period, gas deliveries in dth increased mainly as a result of increased gas transportation services, partially offset by decreased gas deliveries to residential and commercial customers reflecting heating degree days 11% lower than 1999.

      Large commercial and industrial customers continue to utilize transportation services provided by Northern Indiana. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over Northern Indiana's system. Northern Indiana transported 186.5 and 53.3 million dth for others during the twelve and three months ended March 31, 2000, respectively.

      The basic steel industry accounted for 39% of natural gas delivered (including volumes transported) during the twelve months ended March 31, 2000.

      The components of the changes in gas operating revenues are shown in the following table:


                                                March 31, 2000
                                                  Compared to
                                                March 31, 1999
                                        ---------------------------------
                                          Three                  Twelve
                                         Months                  Months
                                        =========               =========
                                             (Dollars in thousands)
Gas Revenue Changes -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $  46,573               $  88,539
 Gas transition costs                        (322)                 (3,662)
 Changes in sales levels                  (35,239)                (49,671)
 Gas transported                            1,878                   4,519
 Wholesale gas                              3,940                  21,334
                                        ---------               ---------
Total Gas Revenue Change                $  16,830               $  61,059
                                        =========               =========


      GAS COSTS OF ENERGY. Gas costs increased $67.1 million (20%) to $402.9 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999, due to increased purchased gas costs per dth. The average cost for purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $2.86 per dth as compared to $2.34 for the comparable period ended March 31, 1999.

      Gas costs increased $23.3 million (17%) to $161.3 million for the three months ended March 31, 2000, from the comparable period ended March 31, 1999, mainly due to increased gas costs per dth, partially offset by decreased gas transition costs. The average cost for purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $2.81 per dth as compared to $2.06 for the comparable period ended March 31, 1999.

      GAS OPERATING MARGINS. The gas operating margin for the twelve months ended March 31, 2000 decreased $6.0 million from the comparable period ended March 31, 1999. This decrease is due to decreased deliveries to residential and commercial customers reflecting warmer heating season during the period, partially offset by increased wholesale gas sales.

      Gas operating margin decreased $6.5 million to $102.2 million during the three months ended March 31, 2000 from the comparable period ended March 31, 1999. This decrease is due to decreased deliveries to residential and commercial customers reflecting the warmer heating season during the first quarter of 2000, partially offset by increased transportation services.

      ELECTRIC REVENUES. Electric revenues were $1.1 billion for the twelve months ended March 31, 2000, an increase of $5.3 million from the comparable period ended March 31, 1999. The increase in electric revenues was mainly due to increased sales to commercial customers due to warmer weather during the third quarter of 1999, increased industrial sales and partially offset by decreased wholesale transactions.

      Electric revenues were $253.5 million for the three months ended March 31, 2000, a decrease of $6.3 million from the comparable period ended March 31, 1999. Sales of electricity in kilowatt-hours (kwh) decreased 7% from the comparable period ended March 31, 1999. The decrease in electric revenues was mainly due to decreased sales to residential customers and decreased wholesale transactions, partially offset by increased sales to commercial and industrial customers.

      The basic steel industry accounted for 31% of electric sales during the twelve months ended March 31, 2000.

      The components of the changes in electric operating revenues are shown in the following table:


                                                March 31, 2000
                                                  Compared to
                                                March 31, 1999
                                        -------------------------------
                                          Three                  Twelve
                                         Months                  Months
                                        =========               =========
                                             (Dollars in thousands)
Electric Revenue Changes-
 Pass through of net changes in
  fuel costs                            $  (2,816)              $   1,813
 Changes in sales levels                   10,136                  40,876
 Wholesale electric                       (13,697)                (37,349)
                                        ---------               ---------
Total Electric Revenue Change           $  (6,377)              $   5,340
                                        =========               =========

      ELECTRIC COST OF ENERGY. Cost of fuel for electric generation decreased $5.0 million to $248.4 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 5% from the comparable period ended March 31, 1999, to 1.44 cents per kwh, for the twelve months ended March 31, 2000.

      Cost of fuel for electric generation decreased $0.8 million to $57.5 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 7% from the comparable period ended March 31, 1999, to 1.37 cents per kwh.

      POWER PURCHASED. Power purchased increased $3.3 million to $58.4 million for the twelve months ended March 31, 2000 from the comparable period ended in March 31, 1999. The decrease is a result of increased cost per kwh, partially offset by decreased bulk power purchases.

      Power purchased decreased $8.5 million to $8.2 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999. The decrease is as a result of decreased bulk power purchases, partially offset by increased cost per kwh.

      ELECTRIC OPERATING MARGINS. Operating margin from electric sales increased $7.0 million to $794.3 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999. This increase occurred mainly due to increased sales to commercial and industrial sales, partially offset by decreased wholesale transactions.

      Operating margin from electric sales increased $3.0 million to $187.8 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999. This increase is due to increased sales to commercial and industrial customers, partially offset by decreased sales to residential customers and decreased wholesale transactions.

      OPERATING EXPENSES AND TAXES (EXCEPT INCOME). Operating expenses and taxes (except income) decreased $6.8 million to $158.0 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999. Operating expenses and taxes (except income) for the twelve months ended March 31, 2000 remained relatively unchanged from the comparable period ended March 31, 1999.

      Operation expenses decreased $1.5 million to $250.0 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999. The decrease is due to $13 million insurance settlement related to manufactured gas plants site cleanup costs, decreased operating costs for electric production facilities of $2.3 million, partially offset by increased employee related costs of $9.2 million and increased expenses for distributed generation and fuel cell research and development of $4.0 million.

      Operation expenses decreased $6.5 million to $61.1 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999. The decrease is mainly due to lower employee related costs of $4.2 million and other decreased operating costs.

      Maintenance expenses decreased $1.8 million to $65.0 million for the twelve months ended March 31, 2000 from comparable period ended March 31, 1999 due to decreased maintenance activity for electric production facilities and electric and gas distribution facilities. Maintenance expenses for the three months ended March 31, 2000 were relatively unchanged from the comparable period ended March 31, 1999.

      Depreciation and amortization expenses increased $4.5 million to $234.7 million and $1.1 million to $59.3 million for the twelve and three months ended March 31, 2000, respectively, from the comparable periods ended March 31, 1999, resulting from plant additions.

      Utility income taxes increased $3.6 million to $128.2 million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999 mainly as a result of increased pre-tax income and higher effective income tax rate. Utility income taxes increased $1.0 million to $40.6 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999 mainly as a result of increased pre-tax income.

      Other Income (Deductions) increased $3.4 million to $(0.6) million for the twelve months ended March 31, 2000 from the comparable period ended March 31, 1999, as a result of increased power trading activities, partially offset by Northern Indiana deciding to abandon certain business facilities that were not consistent with its strategic direction. Other Income (Deductions) increased $1.6 million to $0.6 million for the three months ended March 31, 2000 from the comparable period ended March 31, 1999, as a result of increased power trading activities.

      Interest charges decreased $1.5 million for the twelve months ended March 31, 2000 to $75.7 million from the comparable period ended March 31, 1999, due to decreased short-term borrowing and long-term debt during the period. Interest charges for the three months ended March 31, 2000 were relatively unchanged from the comparable period ended March 31, 1999.

      LIQUIDITY AND CAPITAL RESOURCES. Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because the utility and utility construction business is seasonal in nature, commercial paper is issued for short-term financing. As of March 31, 2000 and December 31, 1999, $27.3 million and $62.6 million of commercial paper was outstanding, respectively. The interest rate of commercial paper outstanding as of March 31, 2000 was 5.90%.

      Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 2000, respectively. The 364-day agreement may be extended at expiration for additional periods of 364-days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. As of March 31, 2000, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $11.4 million in lines of credit which run until May 31, 2000. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of March 31, 2000, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $220 million of money market lines of credit. As of March 31, 2000, there were no borrowings outstanding under these lines of credit. As of December 31, 1999, $33.7 million of borrowings was outstanding under these lines of credit.

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

TRADING RISKS
      COMMODITY MARKET RISK. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. Northern Indiana employs a VaR model to assess the market risk of all open derivative financial instruments. Northern Indiana estimates the one-day VaR across all trading groups which utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95 percent confidence level. Based on the results of the VaR analysis, the daily market risk exposure for power trading on an average, high, and low basis was $0.4, $1.3 and $0.2 million and $0.4, $1.3 and $0.01 million for three-month and twelve-month periods ended March 31, 2000, respectively.

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

      INTEREST RATE RISK. Northern Indiana is exposed to interest rate risk as a result from changes in interest rates on borrowings under the revolving credit agreements and lines of credit. These instruments have interest rates that are indexed to short-term market interest rates. At March 31, 2000 and December 31, 1999, the combined borrowings outstanding under these facilities totaled $27.4 million and $96.3 million, respectively. Based upon average borrowings under these agreements during 2000 and 1999, an increase in short- term interest rates of 100 basis points (1%) would have increased interest expense by $0.6 million and $0.7 million for the three months ending March 31, 2000 and 1999 and $2.8 million and $3.5 million for the twelve months ending March 31, 2000 and 1999, respectively.

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

      Refer to "Financial Instruments and Risk Management," in Notes to Consolidated Financial Statements for a discussion of the types of commodity-based derivative financial instruments and risk management.

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

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Northern Indiana Public Service Company
                                       (Registrant)





                                   /s/ David J. Vajda

                    ----------------------------------------------------
                                       David J. Vajda,
                    Vice President, Finance and Chief Accounting Officer





Date May 15, 2000