Form 10-Q
period 2000-06-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2000-08-14
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2000

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ________________ to ________________

Commission file number 1-4125

NORTHERN INDIANA PUBLIC SERVICE COMPANY
(Exact name of registrant as specified in its charter)


                   Indiana                       35-0552990
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)        Identification No.)

        801 E. 86th Avenue, Merrillville, Indiana        46410-6272

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

      As of July 31, 2000, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                                     PART 1.

                              FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NiSource Inc.) and subsidiaries as of June 30, 2000, and December 31, 1999, and the related consolidated statements of income, retained earnings and cash flows for the three, six and twelve month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of June 30, 2000, and December 31, 1999, and the results of their operations and their cash flows for the three, six and twelve month periods ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

                                            /s/  Arthur Andersen LLP

Chicago, Illinois
August 9, 2000


CONSOLIDATED BALANCE SHEET

                                              June 30,     December 31,
ASSETS                                          2000           1999
                                            ============   ============
                                              (Dollars in thousands)

UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $217,713 AND $200,011 RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,281,479   $  4,237,427
  Gas                                          1,342,606      1,323,528
  Common                                         386,765        381,486
                                            ------------   ------------
                                               6,010,850      5,942,441
    Less - Accumulated depreciation

     and amortization                          3,099,717      2,993,412
                                            ------------   ------------
      Total Utility Plant                      2,911,133      2,949,029
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                     2,662          2,668
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        10,617          6,145
 Accounts receivable, less reserve of
  $8,631 and $7,804, respectively (Note 2)       138,439        141,537
 Fuel cost adjustment clause (Note 2)                  0          4,201
 Gas cost adjustment clause (Note 2)              10,396         36,787
 Materials and supplies, at average cost          53,173         52,735
 Electric production fuel, at average cost        36,489         31,968
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         31,924         22,966
 Price risk management assets                     54,008         31,677
 Prepayments and other                            30,031         28,608
                                            ------------   ------------
      Total Current Assets                       365,077        356,624
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      181,024        186,080
 Prepayments and other (Note 6)                  194,728        161,053
                                            ------------   ------------
      Total Other Assets                         375,752        347,133
                                            ------------   ------------
                                             $ 3,654,624   $  3,655,454
                                            ============   ============


The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED BALANCE SHEET
                                              June 30,     December 31,
CAPITALIZATION AND LIABILITIES                  2000           1999
                                            ============   ============
                                               (Dollars in thousands)

CAPITALIZATION:
 Common stock - without par value -
  authorized 75,000,000 shares,
  issued and outstanding
  73,282,258 shares (Note 11)               $    859,488   $    859,488
 Additional paid-in capital                       12,525         12,525
 Retained earnings (see accompanying
  statement) (Note 10)                           132,900        136,118
                                            ------------   ------------
 Common shareholder's equity                   1,004,913      1,008,131
 Cumulative preferred stocks,
  (excluding amounts due within one
  year) (Note 7)
   Series without mandatory redemption
    provisions (Note 8)                           81,114         81,114
   Series with mandatory redemption
    provisions (Note 9)                           52,480         54,030
 Long-term debt excluding amounts due
  within one year (Note 13)                      920,626        920,413
                                            ------------   ------------
      Total Capitalization                     2,059,133      2,063,688
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 14)                                   3,000        158,000
 Short-term borrowings (Note 15)                 234,400         96,290
 Accounts payable                                152,964        129,532
 Dividends declared on common and
  preferred stocks                                57,969         59,017
 Customer deposits                                25,570         24,264
 Taxes accrued                                    96,407        115,761
 Interest accrued                                  8,632          7,392
 Fuel adjustment clause                            4,236              0
 Accrued employment costs                         49,066         51,393
 Price risk management liabilities                77,348         54,001
 Other accruals                                   11,014         22,162
                                            ------------   ------------
      Total Current Liabilities                  720,606        717,812
                                            ------------   ------------
OTHER:

 Deferred income taxes (Note 4)                  575,239        592,022
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 4)                                        82,023         85,566
 Deferred credits                                 54,914         47,105
 Accrued liability for postretirement
  benefits (Note 6)                              142,972        137,211
 Other noncurrent liabilities                     19,737         12,050
                                            ------------   ------------
      Total Other Liabilities                    874,885        873,954
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 16 and 17)
                                            $  3,654,624   $  3,655,454
                                            ============   ============


The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months              Six Months
                                Ended June 30,           Ended June 30,
                            ----------  ----------   ----------  ----------
                               2000        1999         2000        1999
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)

Operating Revenues:
 (Notes 2 and 20)
  Gas                       $  130,316  $  104,378   $  393,849  $  351,081
  Electric                     254,968     268,471      508,474     528,354
                            ----------  ----------   ----------  -----------
                               385,284     372,849      902,323     879,435
                            ----------  ----------   ----------  -----------
Cost of Energy: (Note 2)
 Gas costs                      84,697      60,271      245,998     198,237
 Fuel for electric
  generation                    56,471      57,630      113,970     115,928
 Power purchased                 7,029      18,002       15,263      34,784
                            ----------  ----------   ----------  ----------
                               148,197     135,903      375,231     348,949
                            ----------  ----------   ----------  ----------
Operating Margin               237,087     236,946      527,092     530,486
                            ----------  ----------   ----------  ----------
Operating Expenses and Taxes (except income):

  Operation                     60,303      65,085      121,446     132,740
  Maintenance (Note 2)          20,698      17,458       38,503      35,711
  Depreciation and
   amortization (Note 2)        59,551      58,060      118,813     116,198
  Taxes (except income)         12,462      17,337       32,252      38,056
                            ----------  ----------   ----------  ----------
                               153,014     157,940      311,014     322,705
                            ----------  ----------   ----------  ----------
Operating Income Before

 Utility Income Taxes           84,073      79,006      216,078     207,781
                            ----------  ----------   ----------  ----------
Utility Income Taxes

 (Note 4)                       23,573      21,355       64,199      61,055
                            ----------  ----------   ----------  ----------
Operating Income                60,500      57,651      151,879     146,726
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                        1,256       1,091)       1,816          20
                            ----------  ----------   ----------  ----------
Interest:
 Interest on long-term debt     16,375      16,873       33,578      33,593
 Other interest                  1,416          77        2,269         934
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,028       1,036        2,081       2,071
                            ----------  ----------   ----------  ----------
                                18,819      17,986       37,928      36,598
                            ----------  ----------   ----------  ----------
Net Income                      42,937      40,756      115,767     110,148

Dividend requirements on

 preferred shares                1,980       2,026        3,985       4,091
                            ----------  ----------   ----------  ----------
Balance available

 for common shares          $   40,957  $   38,730   $  111,782  $  106,057
                            ==========  ==========   ==========  ==========
Dividends declared          $   57,000  $   53,000   $  115,000  $  108,000
                            ==========  ==========   ==========  ==========

                                  Twelve Months

                                 Ended June 30,

                            ----------  ----------
                               2000        1999
                            ==========  ==========
                             (Dollars in thousands)

Operating Revenues:
 (Notes 2 and 20)
  Gas                       $  687,455 $   605,977
  Electric                   1,087,652   1,092,675
                            ----------  ----------
                               1,775,107 1,698,652

                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     427,370     340,896
 Fuel for electric
  generation                   247,206     245,560
 Power purchased                47,443      60,727
                            ----------  ----------
                               722,019     647,183
                            ----------  ----------
Operating Margin             1,053,088   1,051,469
                            ----------  ----------
Operating Expenses and Taxes (except income):

  Operation                    245,180     254,743
  Maintenance (Note 2)          68,254      65,692
  Depreciation and
   amortization (Note 2)       236,170     231,425
  Taxes (except income)         68,359      73,684
                            ----------  ----------
                               617,963     625,544
                            ----------  ----------
Operating Income Before

 Utility Income Taxes          435,125     425,925
                            ----------  ----------
Utility Income Taxes

 (Note 4)                      130,411     123,490
                            ----------  ----------
Operating Income               304,714     302,435
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                         (452)     (1,693)
                            ----------  ----------
Interest:
 Interest on long-term debt     67,680      67,954
 Other interest                  4,687       3,881
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,165       4,155
                            ----------  ----------
                                76,532      75,990
                            ----------  ----------
Net Income                     227,730     224,752

Dividend requirements on

 preferred shares                8,025       8,233
                            ----------  ----------
Balance available

 for common shares          $  219,705  $  216,519
                            ==========  ==========
Dividends declared          $  231,000  $  225,000
                            ==========  ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                      Three Months         Six Months         Twelve Months
                     Ended June 30,      Ended June 30,      Ended June 30,
                  ------------------- ------------------- --------- ---------
                     2000      1999      2000      1999      2000      1999
                  ========= ========= ========= ========= ========= =========
                                    (Dollars in thousands)

BALANCE AT
BEGINNING OF
 PERIOD           $ 148,943 $ 158,465 $ 136,118 $ 146,138 $ 144,195 $ 152,676

ADD:

 Net income          42,937    40,756   115,767   110,148 $ 227,730 $ 224,752
                  --------- --------- --------- --------- --------- ---------
                    191,880   199,221   251,885   256,286 $ 371,925 $ 377,428
                  --------- --------- --------- --------- --------- ---------
LESS:

 Dividends
  Cumulative

   Preferred
   stocks -

   4-1/4% series        222       222       444       444       888       888
   4-1/2% series         89        89       180       180       360       360
   4.22%  series        111       111       224       224       448       448
   4.88%  series        122       122       244       244       488       488
   7.44%  series         79        79       156       156       312       312
   7.50%  series         65        65       131       131       261       261
   8.85%  series         83       102       184       240       405       516
   7-3/4% series         59        70       119       140       255       298
   8.35%  series         96       112       196       225       393       447
   6.50%  series        699       699     1,397     1,397     2,795     2,795
   Adjustable
    Rate,
    Series A            355       355       710       710     1,420     1,420
Common shares        57,000    53,000   115,000   108,000   231,000   225,000
                  --------- --------- --------- --------- --------- ---------
                     58,980    55,026   118,985   112,091   239,025   233,233
                  --------- --------- --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD        $ 132,900 $ 144,195 $ 132,900 $ 144,195 $ 132,900 $ 144,195
                  ========= ========= ========= ========= ========= =========


The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Three Months
                                                        Ended June 30,
                                                   ------------------------
                                                      2000          1999
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   42,937    $   40,756

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        59,551        58,060
  Net changes for price risk management
   assets and liabilities                               5,900           663
  Deferred federal and state income
   taxes, net                                          (9,286)       (7,673)
  Deferred investment tax credits, net                 (1,771)       (1,782)
  Other, net                                             (576)          475
  Change in certain assets and liabilities -
   Accounts receivable, net                             4,288        20,745
   Electric production fuel                            (1,099)       (1,783)
   Materials and supplies                                (230)        2,260
   Natural gas in storage                             (10,829)       (5,920)
   Accounts payable                                    30,438        21,484
   Taxes accrued                                      (86,502)      (68,398)
   Fuel adjustment clause                               1,581        (1,286)
   Gas cost adjustment clause                          (5,452)        1,869
   Accrued employment costs                             3,445         2,348
   Other accruals                                     (11,429)      (11,884)
  Other, net                                           (9,549)       (6,854)
                                                   ----------    ----------
    Net cash provided by operating activities          11,417        43,080
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (44,380)      (53,236)
  Other, net                                            2,248         3,605
                                                   ----------    ----------
    Net cash used in investing activities             (42,132)      (49,631)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Net change in short-term debt                       207,050        50,200
  Retirement of long-term debt                       (149,000)            0
  Retirement of preferred shares                         (300)       (1,251)
  Cash dividends paid on common shares                (58,000)      (55,000)
  Cash dividends paid on preferred shares              (1,986)       (2,065)
  Other, net                                               99           114
                                                   ----------    ----------
    Net cash used in financing activities              (2,137)       (8,002)
                                                   ----------    ----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                 (32,852)      (14,553)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   43,469        23,330
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   10,617    $    8,777
                                                   ==========    ==========

                                                          Six Months
                                                        Ended June 30,
                                                   ------------------------
                                                      2000          1999
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  115,767    $  110,148

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       118,813       116,198
  Net changes for price risk management
   assets and liabilities                               6,487         4,020
  Deferred federal and state operating
   income taxes, net                                  (32,178)      (34,457)
  Deferred investment tax credits, net                 (3,543)       (3,563)
  Other, net                                            2,138           950
  Change in certain assets and liabilities -
   Accounts receivable, net                               457        (5,930)
   Electric production fuel                            (4,521)        5,440
   Materials and supplies                                (438)          (40)
   Natural gas in storage                              (8,958)       25,300
   Accounts payable                                    27,663        (8,355)
   Taxes accrued                                       (4,923)       15,989
   Fuel adjustment clause                               8,437        (3,542)
   Gas cost adjustment clause                          26,391       51,109
   Accrued employment costs                            (2,327)       (6,833)
   Other accruals                                     (11,148)      (10,178)
  Other, net                                           (9,205)        5,063
                                                   ----------    ----------
    Net cash provided by operating activities         228,912       261,319
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (81,041)      (86,709)
  Other, net                                           (5,174)       (5,322)
                                                   ----------    ----------
    Net cash used in investing activities             (86,215)      (92,031)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Net change in short-term debt                       138,110       (57,900)
  Retirement of long-term debt                       (155,000)            0
  Retirement of preferred shares                       (1,550)       (1,251)
  Cash dividends paid on common shares               (116,000)     (117,000)
  Cash dividends paid on preferred shares              (3,998)       (4,128)
  Other, net                                              213           227
                                                   ----------    ----------
    Net cash used in financing activities            (138,225)     (180,052)
                                                   ----------    ----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                   4,472       (10,764)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    6,145        19,541
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   10,617    $    8,777
                                                   ==========    ==========

                                                        Twelve Months
                                                        Ended June 30,
                                                   ------------------------
                                                      2000          1999
                                                   ==========    ==========
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  227,730    $  224,752

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       236,170       231,425
  Net changes for price risk management
   assets and liabilities                              24,791         4,020
  Deferred federal and state operating
   income taxes, net                                  (17,217)      (27,058)
  Deferred investment tax credits, net                 (7,106)       (7,159)
  Other, net                                           (3,717)        1,900
  Change in certain assets and liabilities -
   Accounts receivable, net                           (24,778)      (30,108)
   Electric production fuel                            (9,527)      (10,463)
   Materials and supplies                              (1,579)          952)
   Natural gas in storage                              (6,365)        4,023
   Accounts payable                                    25,778        31,790
   Taxes accrued                                       15,628        13,549
   Fuel adjustment clause                               1,499         2,112
   Gas cost adjustment clause                         (17,461)       32,056
   Accrued employment costs                            11,676         1,907
   Other accruals                                      (7,354)       (6,372)
  Other, net                                          (24,039)       (6,053)
                                                   ----------    ----------
    Net cash provided by operating activities         424,129       461,273
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (187,170)     (181,107)
  Other, net                                           (6,007)        5,135
                                                   ----------    ----------
    Net cash used in investing activities            (193,177)     (175,972)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0           500
  Net change in short-term debt                       166,200       (44,100)
  Retirement of long-term debt                       (158,000)      (16,509)
  Retirement of preferred shares                       (2,706)       (2,408)
  Cash dividends paid on common shares               (227,000)     (221,000)
  Cash dividends paid on preferred shares              (8,046)       (8,290)
  Other, net                                              440           452
                                                   ----------    ----------
    Net cash used in financing activities            (229,112)     (291,355)
                                                   ----------    ----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                   1,840        (6,054)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    8,777        14,831
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   10,617    $    8,777
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

      Electric:
      --------
          Electric generation plant      24 years
          Transmission plant             26 years
          Distribution plant             25 years
          Other electric plant           24 years

      Gas:
      ----
          Gas storage plant              18 years
          Transmission plant             34 years
          Distribution plant             27 years
          Other gas plant                24 years

      The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.7% for the three-month, six-month and twelve- month periods ended June 30, 2000 and June 30, 1999.

      The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.4% for the three-month and six-month periods and 5.5% for the twelve-month period ended June 30, 2000 and 5.4% for the three-month and six-month periods and 5.5% for the twelve-month period ended June 30, 1999.

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

      ACCOUNTS RECEIVABLE. At June 30, 2000, $100 million of accounts receivable had been sold under a sales agreement, which expires on May 31, 2002. The June 30, 2000 and December 31, 1999 accounts receivable balances include approximately $11.0 million and $14.0 million, respectively, due from associated companies.

      STATEMENTS OF CASH FLOWS. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:



                    Three Months         Six Months          Twelve Months
                   Ended June 30,       Ended June 30,       Ended June 30,
                 ------------------   ------------------   ------------------
                   2000      1999       2000      1999       2000      1999
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Income taxes     $ 98,428  $ 86,040   $ 98,443  $ 86,086   $137,937  $147,891

Interest, net of
 amounts

 capitalized     $ 25,874  $ 24,663   $ 34,331  $ 33,983   $ 72,083  $ 71,358


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

      On August 18, 1999, the IURC issued a generic order (Generic Order) which established new guidelines for the recovery of purchased power costs through fuel adjustment clauses. The IURC ruled that each utility had to establish a "benchmark" which is the utility's highest on-system fuel cost per kilowatt-hour
(kwh) during the most recent annual period. The IURC stated that if the weekly average of a utility's purchased power costs were less than the "benchmark," these costs per kwh should be considered net energy costs which are presumed "fuel costs included in purchased power." If the weekly average of a utility's purchased power costs exceeded the "benchmark," the utility would need to submit additional evidence demonstrating the reasonableness of these costs. The Office of Utility Consumer Counselor (OUCC) has appealed the Generic Order to the Indiana Court of Appeals. All briefs have been filed and the case is pending Court decision. Northern Indiana applied the Generic Order's guidelines to purchased power transactions sought to be recovered for February, March and April 2000.

      By an order issued February 23, 2000, the IURC approved the recovery of Northern Indiana's purchased power transactions during the months of July, August and September 1999. Northern Indiana and the OUCC filed petitions for reconsideration of the February 23, 2000 Order.

      On June 30, 2000, Northern Indiana and the OUCC filed a joint motion to withdraw petitions for reconsideration and requested IURC approval of a Stipulation and Agreement (Agreement). The Agreement establishes a recovery mechanism for certain purchase power transactions for the months of July, August and September 2000 that will be utilized in lieu of the IURC's Generic Order guidelines. The Agreement also calls for Northern Indiana to return, by an adjustment to fuel adjustment clause factors, $1.8 million to retail ratepayers during the period from November 2000 through April 2001. Northern Indiana has established a reserve for this amount. By its order issued August 9, 2000, the IURC approved the Agreement. Since the Agreement has been approved, the OUCC will dismiss, with prejudice, its appeal of the Generic Order.

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

      Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism (GCIM) which allows or the sharing of any cost savings or cost increases with customers based upon a comparison of actual gas supply portfolio cost to a market-based benchmark price.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in June 2000 and December 1999, the estimated replacement cost of gas in storage (current and non-current) at June 30, 2000 and December 31, 1999 exceeded the stated LIFO cost by $99.6 million and $48.9 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Management Services Company (NMSC), a wholly-owned subsidiary of NiSource.

      The costs of these services are charged to Northern Indiana based on payroll costs and expenses incurred by NMSC employees for the benefit of Northern Indiana. These costs, which totaled $6.5 million, $12.6 million and $20.9 million for the three-month, six-month and twelve-month periods ended June 30, 2000, respectively, and totaled $4.7 million, $9.5 million and $19.3 million for the three-month, six-month and twelve-month periods ended June 30, 1999, respectively, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $13.5 million, $17.6 million and $28.0 million representing 15.6%, 8.0% and 7.4% of Northern Indiana's total gas costs for the three-month, six-month and twelve-month periods ended June 30, 2000, respectively. Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $2.3 million, $5.9 million and $18.1 million representing 2.9%, 3.3% and 5.8% of Northern Indiana's total gas costs for the three-month, six-month and twelve- month periods ended June 30, 1999, respectively.

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

      Northern Indiana also uses derivative financial instruments in connection with trading activities at its power trading operations. These derivatives, along with the related physical contracts, are recorded at fair value pursuant to Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Because the majority of our trading activities started in 1999, the impact of adopting EITF Issue No. 98-10 on January 1, 1999, was insignificant. Transactions related to electric utility system load management do not qualify as a trading activity under EITF Issue No. 98-10 and are accounted for on an accrual basis. Northern refers to this activity as Power Marketing.

      IMPACT OF ACCOUNTING  STANDARDS.  The Financial Accounting Standards Board
(FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" in June 1999 and SFAS No. 138 "Accounting for Certain Derivatives Instruments and Certain Hedging Activities - an amendment of FASB No. 133" in June 2000. Statement No. 133 as amended standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. The standard also suggests in certain circumstances commodity based contracts may qualify as derivatives. Special accounting within this Statement generally provides for matching of the timing of gain or loss recognition of derivative instruments qualifying as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Statement also provides that the effective portion of hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Unless those specific hedge accounting criteria are met, SFAS No. 133 requires that changes in derivatives' fair value be recognized currently in earnings.

      SFAS No. 133, as amended, is not effective for Northern Indiana until January 1, 2001. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS No. No. 133, as amended, to (1) all hybrid instruments, (2) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1998. Northern Indiana will adopt SFAS No. 133 on January 1, 2001, but has not completed its determination of the impact or method of adoption. The fair value of derivatives used in price risk management are described in "Risk Management Activities." The fair value of these derivatives would be recognized as assets or liabilities on the balance sheet consistent with the current accounting treatment for certain freestanding derivatives. Northern Indiana is in the process of projecting the impact of SFAS No. 133 but has not yet qualified the other effects of adopting SFAS No. 133 on its financial statements. However, adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commissions. Accordingly, Northern Indiana's accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of June 30, 2000, and December 31, 1999, the regulatory assets identified below represent probable future revenues to Northern Indiana as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:


                                                 June 30,       December 31,
                                                   2000            1999
                                               =============   =============
                                                   (Dollars in thousands)

Unamortized reacquisition premium on
 debt (Note 13)                                $      37,767   $      39,499
Unamortized R. M. Schahfer Unit 17 and
 Unit 18 carrying charges

 and deferred depreciation (See below)                56,003          58,111
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     7,542           8,010
Deferral of SFAS No. 106 expense not
 recovered (Note 6)                                   69,971          72,769
FERC Order No. 636 transition costs                    9,983          13,728
Regulatory income tax asset, net (Note 4)             20,258          18,208
                                               -------------   -------------
                                                     201,524         210,325
Less: Current portion of regulatory assets            20,500          24,245
                                               -------------   -------------
                                               $     181,024   $     186,080
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

      SUPERFUND.  Because Northern Indiana is a "potentially  responsible party"
(PRP), under Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), at several waste disposal sites, as well as at former manufactured-gas plant sites which it, or its corporate predecessors, own or owned or operated, it may be required to share in the costs of clean up of such sites. A program was instituted to investigate former manufactured-gas plant sites where it is the current or former owner, which investigation has identified twenty-four of such sites. Initial sampling has been conducted at nineteen sites. Investigation activities have been completed at fifteen sites and remedial measures have been selected or implemented at thirteen sites. Northern Indiana intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

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

      As of June 30, 2000,  a reserve of  approximately  $17.0  million has been recorded to cover probable corrective actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages existing reserves, contributions from other PRP's and rate recovery will not have a material effect on its financial position or results of operations.

      CLEAN AIR ACT. The Clean Air Act Amendments of 1990 (CAAA) impose limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx) which become fully effective in 2000. All of Northern Indiana's facilities are already in compliance with sulfur dioxide limits. Northern Indiana has already taken the steps necessary to meet the NOx limits.

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

      NITROGEN OXIDES. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including utilities. On May 25, 1999, the United States Circuit Court of Appeals for the D.C. Circuit Court issued an order staying the NOx SIP call rule's September 30, 1999 deadline for the state submittals until further order of the court. In a March 3, 2000 decision, the United States Court of Appeals for the D.C. Circuit ruled largely in favor of EPA's regional NOx plan. The state led group requested a hearing of the issue from the full court. On June 22, 2000, the court denied the rehearing and lifted the stay for the state plan submittals. The states now have until the end of October 2000 to submit their plans implementing the EPA NOx SIP Call. Further legal challenges are expected, including an appeal to the United States Supreme Court. The State of Indiana in February 2000 proposed a moderate NOx control plan designed to address Indiana's ozone nonattainment areas and regional ozone transport. Any NOx emission limitations resulting from these actions could be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. Northern Indiana is evaluating the EPA's final rule and any potential requirements that could result from the final rule as implemented by the State of Indiana. Northern Indiana believes that the costs relating to compliance with the new standards may be substantial, but such costs are dependent upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana is continuing its programs to reduce NOx emissions and Northern Indiana will continue to closely monitor developments in this area.

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

      The components of the net deferred income tax liability at June 30, 2000 and December 31, 1999 were as follows:


                                           June 30,      December 31,
                                             2000            1999
                                         =============   =============
                                            (Dollars in thousands)

Deferred tax liabilities -
 Accelerated depreciation

  and other property differences         $     704,370   $     714,246
 AFUDC-equity                                   29,856          30,748
 Adjustment clauses                              2,336          15,545
 Other regulatory assets                        26,536          27,598
 Prepaid pension and other benefits             56,227          56,227
 Reacquisition premium on debt                  14,323          14,980

Deferred tax assets -
 Deferred investment tax credits               (31,107)        (32,451)
 Removal costs                                (177,961)       (171,645)
 Other postretirement/postemployment
  benefits                                     (54,222)        (53,061)
 Other, net                                    (27,313)        (27,928)
                                         -------------   -------------
                                               543,045         574,259
Less: Deferred income taxes related to
 current assets and liabilities                (32,194)        (17,763)
                                         -------------   -------------
Deferred income taxes - noncurrent       $     575,239   $     592,022
                                         =============   =============

      Federal and state income taxes as set forth in the Consolidated Statements of Income are comprised of the following:


                                      Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                  --------------------   --------------------
                                     2000      1999         2000       1999
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Current income taxes -
 Federal                          $  30,546  $  27,071   $  88,002  $  86,653
 State                                4,084      3,739      11,918     12,422
                                  ---------  ---------   ---------  ---------
                                     34,630     30,810      99,920     99,075
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                             (8,569)    (7,109)    (29,695)   (31,855)
 State                                 (717)      (564)     (2,483)    (2,602)
                                  ---------  ---------   ---------  ---------
                                     (9,286)    (7,673)    (32,178)   (34,457)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,771)    (1,782)     (3,543)    (3,563)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             23,573     21,355      64,199     61,055

Income tax applicable to non-
 operating activities and income
 of subsidiaries                        644        638         972         (6)
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  24,217  $  21,993   $  65,171  $  61,049
                                  =========  =========   =========  =========

                                      Twelve Months
                                      Ended June 30,
                                  --------------------
                                     2000      1999
                                  =========  =========
                                 (Dollars in thousands)

Current income taxes -
 Federal                          $ 137,136  $ 138,270
 State                               17,598     19,437
                                  ---------  ---------
                                    154,734    157,707
                                  ---------  ---------
Deferred income taxes, net -
 Federal                            (16,031)   (25,178)
 State                               (1,186)    (1,880)
                                  ---------  ---------
                                    (17,217)   (27,058)
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,106)    (7,159)
                                  ---------  ---------
  Total utility operating income
   taxes                            130,411    123,490

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (607)      (711)
                                  ---------  ---------
  Total income taxes              $ 129,804  $ 122,779
                                  =========  =========


      A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:


                                      Three Months           Six Months
                                     Ended June 30,         Ended June 30,
                                  ---------  ---------   ---------  ---------
                                     2000       1999        2000       1999
                                  =========  =========   =========  =========
                                             (Dollars in thousands)

Net income                        $  42,937  $  40,756   $ 115,767  $ 110,148
Add-Income taxes                     24,217     21,993      65,171     61,049
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $  67,154  $  62,749   $ 180,938  $ 171,197
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  23,504  $  21,962   $  63,328  $  59,919

Reconciling items multiplied by the statutory rate:

  Book depreciation over related
   tax depreciation                     917        968       1,835      1,937
  Amortization of deferred

   investment tax credits            (1,771)    (1,782)     (3,543)    (3,563)
  State income taxes, net of
   federal income tax benefit         1,938      1,866       5,264      5,472
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                            (919)      (721)     (1,838)    (1,442)
  Other, net                            548       (300)        125     (1,274)
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  24,217  $  21,993   $  65,171  $  61,049
                                  =========  =========   =========  =========


                                     Twelve Months
                                     Ended June 30,
                                  ---------  ---------
                                     2000       1999
                                  =========  =========
                                 (Dollars in thousands)

Net income                        $ 227,730  $ 224,752
Add-Income taxes                    129,804    122,779
                                  ---------  ---------
Net income before income taxes    $ 357,534  $ 347,531
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $ 125,137  $ 121,636

Reconciling items multiplied by the statutory rate:

  Book depreciation over related
   tax depreciation                   3,832      3,933
  Amortization of deferred

   investment tax credits            (7,106)    (7,159)
  State income taxes, net of
   federal income tax benefit        10,253     10,753
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (5,853)    (5,372)
  Other, net                          3,541     (1,012)
                                  ---------  ---------
   Total income taxes             $ 129,804  $ 122,779
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

      The plan's funded status as of December 31,1999 and 1998 is as follows:


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

      The long-term portion of prepaid pension costs were $179.3 million and $141.5 million at June 30, 2000 and December 31, 1999, respectively, and are reported under the caption "Prepayments and Other" in the Consolidated Balance Sheet.

      The following items are the components of provisions for pensions for the three-month, six-month and twelve-month periods ended June 30, 2000 and June 30, 1999:


                    Three Months          Six Months         Twelve Months
                       Ended                Ended                Ended
                      June 30,             June 30,             June 30,
                 --------  --------   --------  --------   --------  --------
                   2000      1999       2000      1999       2000      1999
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Service costs    $  4,266  $  3,665   $  8,531  $  8,248   $ 16,141  $ 11,602
Interest costs     16,898    15,162     33,797    30,806     64,604    46,997
Expected return
 on plan assets   (25,621)  (21,135)   (48,734)  (42,244)   (90,978)  (66,632)
Amortization of
 transition

 obligation         1,372     1,372      2,744     2,744      5,488     4,428
Amortization of
 prior service
 cost               1,399     1,413      2,798     2,798      5,596     4,145
Amortization of
 gain                (687)        0     (1,374)        0     (1,374)        0
                 --------  --------   --------  --------   --------  --------
                 $ (2,373) $    477   $ (2,238) $  2,352   $   (523) $    540
                 ========  ========   ========  ========   ========  ========


      Assumptions used in the valuation and determination of 2000 and 1999 pension expense were as follows:


                                                     2000         1999
                                                     =====        =====

Discount rate                                        7.75%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Expected long-term rate of return on assets          9.00%        9.00%


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
                                  =========    =========

      In order to determine the APBO at December 31, 1999 a discount rate of 7.75% and a pre-Medicare medical trend rate of 6% declining to a long-term rate of 5% was used, and at December 31, 1998, a discount rate of 7% and a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5% was used. The accrued liability for postretirement benefits was $152.0 million at June 30, 2000.

      Net periodic postretirement benefits costs, before consideration of the rate-making discussed previously, for the three-month, six-month and twelve-month periods ended June 30, 2000 and June 30, 1999 include the following components:


                      Three Months       Six Months       Twelve Months
                        Ended              Ended              Ended
                       June 30,           June 30,           June 30,
                   -------  -------   -------  -------   -------  -------
                     2000     1999      2000     1999     2000     1999
                   =======  =======   =======  =======   =======  =======
                                   (Dollars in thousands)

Service costs      $   622  $ 1,350   $ 1,423  $ 1,827   $ 2,910  $ 3,335
Interest costs       3,900    3,850     7,800    7,700    13,785  14,085
Expected return
 on plan assets        (50)     (50)     (100)    (100)     (216)    (216)
Amortization of
 transition
 obligation

 over twenty years   2,700    2,675     5,400    5,350    10,798   10,748
Amortization of

 prior service cost     75       75       150      150       279      279
Amortization of

 actuarial (gain)   (1,375)  (1,150)   (2,750)  (2,300)   (6,236)  (5,336)
                   -------  -------   -------  -------   -------  -------
                   $ 5,872  $ 6,750   $11,923  $12,627   $21,320  $22,895
                   =======  =======   =======  =======   =======  =======


      Assumptions used in the determination of 2000 and 1999 net periodic postretirement benefit costs were as follows:


                                                     2000         1999
                                                     =====        =====

Discount rate                                        7.75%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Assumed annual rate of increase in health
 care benefits                                       7.00%        7.00%
Assumed ultimate trend rate                          5.00%        5.00%


      The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at January 1, 2000 by approximately $21.9 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.6 million and $1.2 million for the three-month period and six-month periods ended June 30, 2000. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at January 1, 2000 by approximately $18.1 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.5 million and $1.0 million for the three-month and six-month periods ended June 30,2000. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

(8) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT JUNE 30, 2000 AND DECEMBER 31, 1999 (SEE NOTE 7):


                                                                      Redemption
                                                                        Price at

                                   June 30,     December 31,     June 30,
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

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at June 30, 2000), Series A (stated value $50 per share)

   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,114   $     81,114
                                 ============   ============

      During the period July 1, 1998 to June 30, 2000 there were no additional issuances of the above preferred stocks. The foregoing preferred stocks are redeemable in whole or in part, at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(9)  REDEEMABLE PREFERRED STOCKS OUTSTANDING AT JUNE 30, 2000 AND
DECEMBER 31, 1999  (SEE NOTE 7):

      Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana, excluding sinking fund payments due within one year were as follows:


                                                     June 30,    December 31,
                                                      2000           1999
                                                  ============   ============
                                                     (Dollars in thousands)

Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana:

 Cumulative preferred stock - $100 par value - 8.85% series - 25,000 and 37,500 shares outstanding, respectively, excluding sinking
   fund payments due within one year              $      2,500   $      3,750

  7-3/4% series - 27,798 shares outstanding,
   excluding sinking fund payments due within
   one year                                              2,780          2,780

  8.35% series - 42,000 and 45,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year                     4,200          4,500

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     52,480   $     54,030
                                                  ============   ============

      The redemption prices at June 30, 2000, as well as sinking fund provisions for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:


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

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at June 30, 2000 for each of the twelve-month periods subsequent to June 30, 2001 were as follows:


Twelve Months Ended June 30,
==================================
      (Dollars in thousands)

2002                      $  1,828
2003                      $ 44,828
2004                      $    578
2005                      $    878


      Sinking fund payments due within one year are reported under the caption "Other" included in Current Liabilities in the Consolidated Balance Sheet.

(10) COMMON SHARE DIVIDEND: Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of the earned surplus or net profits of Northern Indiana. At June 30, 2000, Northern Indiana had approximately $132.9 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(11) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, all of Northern Indiana's common shares are owned by NiSource.

(12) LONG-TERM INCENTIVE PLAN: NiSource has two long-term incentive plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994
Plan), each of which provides for the issuance of up to 5.0 million of NiSource common shares to key employees through April 1998 and April 2004, respectively. The 1988 Plan, as amended and restated, and the 1994 Plan, as amended and restated, were re-approved by shareholders on April 14, 1999.

         On January 29, 2000, the Board of Directors of NiSource approved certain additional amendments to the 1994 Plan and on June 1, 2000, the 1994 Plan, as amended and restated, was approved by shareholders at the 2000 Annual Meeting of Shareholders of NiSource. The amended and restated 1994 Plan provides for the number of common shares subject to the plan to increase from 5.0 million to 11.0 million, and permits contingent stock awards and dividend equivalents payable on grants of options, nonqualified stock options (SARs), performance units and contingent stock awards. At June 30, 2000, there were 6,807,836 shares reserved for future awards under the amended and restated 1994 Plan.

         The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. No incentive stock options or performance units were outstanding at June 30, 2000. Under the Plans, the exercise price of each option equals the market price of common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

      SARs may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, NiSource's common shares, or a combination thereof. There were no SARs outstanding at June 30, 2000. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapsed on January 27, 2000 and vested 116% of the number awarded, due to attaining specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 lapsed two years from date of grant and vested at 100% of the number awarded. Restrictions on shares awarded in 2000 lapse three years from date of grant and vesting may vary from 0% to 200% if the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 684,834 and 513,500 restricted shares outstanding at June 30, 2000 and December 31, 1999, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for nonqualified stock options. The compensation cost that has been charged against income for restricted stock awards was 0.2 million and $0.2 million for the three-month, $0.3 million and $0.4 million for the six-month and $1.1 million and $0.8 million for the twelve-month periods ending June 30, 2000 and June 30, 1999, respectively.

      Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," net income would have been reduced to the following pro forma amounts:


                   Three Months         Six Months           Twelve Months
                      Ended                Ended                Ended
                     June 30,             June 30,             June 30,
                ------------------   ------------------   --------  --------
                  2000      1999       2000      1999       2000      1999
                ========  ========   ========  ========   ========  ========
                                   (Dollars in thousands)

Net Income:
 As reported    $ 42,937  $ 44,957   $115,767  $110,148   $227,730  $224,752
 Pro forma      $ 42,277  $ 46,736   $114,531  $109,340   $225,663  $223,255



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


      The weighted average fair value of options granted to all plan participants was $3.69 and $4.28 for the twelve-month periods ended June 30, 2000 and June 30, 1999, respectively. There were no non-qualified stock options granted to all plan participants for the twelve-month periods ended June 30, 2000. There were 607,000 non-qualified stock options granted to all plan participants for the twelve-month periods ended June 30, 1999.

(13) LONG-TERM DEBT: At June 30, 2000 and December 31, 1999, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:


                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                                  June 30,    December 31,
                                                   2000           1999
                                               ============   ============
                                                  (Dollars in thousands)

First mortgage bonds -
 Series T, 7-1/2%, due April 1, 2002           $     38,500   $     38,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                            93,500         93,500
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due

  October 1, 2003                                    14,000         14,000
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 4.55% weighted
  average at June 30, 2000, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 4.56% weighted average at
  June 30, 2000, due November 1, 2007                24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 4.55% at June 30, 2000,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 4.55% at June 30, 2000,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 4.55% at June 30, 2000,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           237,000        237,000
                                               ------------   ------------
Medium-term notes -
 Interest rates between 6.50% and 7.69% with a weighted average interest rate of
  7.05% and various maturities between

  August 15, 2001 and August 4, 2027                593,025        593,025
                                               ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (2,899)        (3,112)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $    920,626   $    920,413
                                               ============   ============

      The sinking fund requirements and maturities of long-term debt outstanding at June 30, 2000 for each of the twelve-month periods subsequent to June 30, 2001 were as follows:


Twelve Months Ended June 30,
=================================
      (Dollars in thousands)

2002                    $  73,500
2003                    $  58,500
2004                    $  76,000
2005                    $  71,275

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

      Northern  Indiana  is  authorized  to issue  and  sell up to  $217,692,000
Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of June 30, 2000, $139.0 million of the medium-term notes had been issued with various interest rates and maturities.

(14) CURRENT PORTION OF LONG-TERM DEBT: At June 30, 2000 and December 31, 1999, Northern Indiana's current portion of long-term debt due within one year was as follows:


                                                June 30,       December 31,
                                                 2000              1999
                                             ============      ============
                                                 (Dollars in thousands)
Medium-term notes -
 Interest rate 6.10% and 6.90% with a weighted  average  interest  rate of 6.80%
  and maturities between

  March 20, 2000 and June 1, 2000            $          0      $    155,000
Sinking funds due within one year                   3,000             3,000
                                             ------------      ------------
   Total current portion of long-term debt   $      3,000      $    158,000
                                             ============      ============

(15) SHORT-TERM BORROWINGS: Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 2000, respectively. The 364-day agreements may be extended at expiration for additional periods of 364 days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. As of June 30, 2000, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $11.4 million in lines of credit which run until May 31, 2000. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of June 30, 2000, there were no borrowings under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $201.5 million of money market lines of credit. As of June 30, 2000 and December 31, 1999, $107.4 million and $33.7 million, respectively, were outstanding under these lines of credit.

      At June 30, 2000 and December 31, 1999, Northern Indiana's short-term borrowings were as follows:


                                               June 30,        December 31,
                                                 2000             1999
                                             ============      ============
                                                 (Dollars in thousands)
Commercial paper -
 Weighted average interest rate of 6.67%     $    127,000      $     62,565
  at June 30, 2000
Notes payable -
 Issued at  interest  rates  between  6.77% and 8.00%  with a  weighted  average interest rate of 6.84% and maturities

  of July 3, 2000 and August 11, 2000             107,400            33,725
                                             ------------      ------------
Total short-term borrowings                  $    234,400      $     96,290
                                             ============      ============

(16) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NiSource Development Company, Inc., a subsidiary of NiSource, at a current annual rental payment of approximately $3.5 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2000:



Twelve Months Ended June 30,
================================
   (Dollars in thousands)

2001                 $  7,030
2002                    7,030
2003                    7,031
2004                    6,386
2005                    4,060
Later years            29,430
                     --------
Total minimum
 payments required   $ 60,967
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:


                              June 30,       June 30,
                                2000           1999
                            ============   ============
                             (Dollars in thousands)

Three months ended               $ 2,696        $ 2,625
Six months ended                 $ 5,406        $ 5,291
Twelve months ended              $11,253        $10,203

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

(18) RISK MANAGEMENT ACTIVITIES: Northern Indiana uses certain commodity- based derivative financial instruments to manage certain risks inherent in its business. Northern Indiana's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. The open positions resulting from risk management activities are managed in accordance with strict policies which limit exposure to market risk and require daily reporting to management of potential financial exposure.

      Northern Indiana uses futures contracts, options and swaps to hedge a portion of its price risk associated with its non-trading activities in gas supply for its regulated gas utility, certain customer choice programs. At June 30, 2000, Northern Indiana futures contracts representing the hedge of natural gas sales and the resulting gain were not material.

      Northern Indiana's trading operations include the activities of its power trading business. Northern Indiana employs a value-at-risk (VaR) model to assess the market risk of its energy trading portfolios. Northern Indiana estimates the one-day VaR for its trading group which utilizes derivatives using either a Monte Carlo simulation or variance/covariance at 95 percent confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.7 million, $1.8 million and $0.004 million for the three-month, and $0.5 million, $1.8 million and $0.004 million for the six-month and $0.5 million, $1.8 million and $0.004 million for the twelve-month periods ended June 30, 2000, respectively.

      Unrealized gains and losses on Northern Indiana's portfolio are recorded as price risk management assets and liabilities. The market prices used to value price risk management activities reflect the best estimate of market prices considering various factors, including closing exchange and over-the- counter quotations and price volatility factors underlying the commitments. The accompanying Consolidated Balance Sheet reflects price risk management assets of $56.7 million and $31.7 million at June 30, 2000 and December 31, 1999, respectively, of which $54.0 million and $31.7 million were included in "Price risk management assets" and $2.7 million and $0.0 million were included under the caption "Prepayments and other" included in the Other Assets at June 30, 2000 and December 31, 1999, respectively. The accompanying Consolidated Balance Sheet also reflects price risk management liabilities (including net option premiums) of $85.5 million and $54.0 million of which $77.3 million and $54.0 million were included in "Price risk management liabilities" and $8.2 million and $0.0 million were included in "Other noncurrent liabilities" at June 30, 2000 and December 31, 1999, respectively. Power trading results are reflected on a net basis in the accompanying Consolidated Statements of Income, consistent with the guidance in EITF Issue No. 98-10 with respect to the use of written options and its settlement methodology with respect to physical forward sales and purchase contracts. Northern Indiana has recorded as a component of electric revenues a realized net profit of $4.8 million, $7.6 million and $15.0 million for the three-month, six-month and twelve-month periods ended June 30, 2000, respectively, and $3.5 million, $3.6 million and $3.6 million for the three-month, six-month and twelve-months ended June 30, 1999, respectively. Included in these net amounts are revenues and costs of sales related to physical forward sales and purchase contracts as follows:


                    Three Months          Six Months         Twelve Months
                       Ended                Ended                Ended
                      June 30,             June 30,             June 30,
                 --------  --------   --------  --------   --------  --------
                   2000      1999       2000      1999       2000      1999
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)

Power trading

 revenues        $ 93,075  $ 44,957   $152,072  $ 44,957   $304,190  $ 44,957

Power trading

 cost of sales   $ 93,564  $ 46,736   $152,464  $ 46,736   $306,995  $ 46,736


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

      The carrying values and estimated fair values of financial instruments were as follows:

                               June 30, 2000           December 31, 1999
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value

                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)

Cash and cash equivalents  $   10,617  $   10,617   $    6,145  $    6,145
Investments                $      251  $      251   $      251  $      251
Long-term debt (including
 current portion)          $  923,626  $  839,541   $1,078,413  $  997,196
Preferred stock (including

 current portion)          $  135,122  $  107,852   $  136,972  $  116,464


      Northern Indiana is subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 3% of gas revenues (including transportation services) and 19% of electric revenues for the twelve months ended June 30, 2000 as compared to 3% and 16%, respectively, for the twelve months ended June 30,1999.

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

For the Three Months                                      Adjust-
Ended June 30, 2000         Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $130,316  $  254,968  $      0  $      0  $  385,284
Other income (deductions)$    (32) $       98  $  1,222  $    (32) $    1,256
Depreciation and
 amortization            $ 19,385  $   40,166  $      0  $      0  $   59,551
Income before interest
 and utility income
 taxes                   $ (2,879) $   87,018  $  1,225  $    (35) $   85,329
Assets                   $895,676  $2,758,948  $      0  $      0  $3,654,624
Capital expenditures     $ 11,592  $   32,788  $      0  $      0  $   44,380

For the Three Months                                      Adjust-
Ended June 30, 1999         Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $104,378  $  277,380  $      0  $      0  $  381,758
Other income (deductions)$    169  $      236  $    749  $    (38) $    1,116
Depreciation and
 amortization            $ 18,587  $   39,473  $      0  $      0  $   58,060
Income before interest
 and utility income
 taxes                   $ (5,746  $   85,132  $    699  $     12  $   80,097
Assets                   $824,797  $2,738,709  $      0  $      0  $3,563,506
Capital expenditures     $ 11,999  $   41,237  $      0  $      0  $   53,236

For the Six Months                                        Adjust-
Ended June 30, 2000         Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $393,849  $  508,474  $      0  $      0  $  902,323
Other income (deductions)$    467  $       77  $  1,304  $    (32) $    1,816
Depreciation and
 amortization            $ 38,655  $   80,158  $      0  $      0  $  118,813
Income before interest
 and utility income
 taxes                   $ 49,181  $  167,441  $  1,307  $    (35) $  217,894
Assets                   $895,676  $2,758,948  $      0  $      0  $3,654,624
Capital expenditures     $ 23,307  $   57,734  $      0  $      0  $   81,041

For the Six Months                                        Adjust-
Ended June 30, 1999         Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $351,081  $  537,263  $      0  $      0  $  888,344
Other income (deductions)$    782  $      364  $ (1,063) $    (38) $       45
Depreciation and
 amortization            $ 37,150  $   79,048  $      0  $      0  $  116,198
Income before interest
 and utility income
 taxes                   $ 49,944  $  158,958  $ (1,113) $     12  $  207,801
Assets                   $824,797  $2,738,709  $      0  $      0  $3,563,506
Capital expenditures     $ 21,194  $   65,515  $      0  $      0  $   86,709

For the Twelve Months                                     Adjust-
Ended June 30, 2000         Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $687,455  $1,087,652  $      0  $      0  $1,775,107
Other income (deductions)$  1,555  $      446  $ (2,438) $    (15) $     (452)
Depreciation and
 amortization            $ 76,521  $  159,649  $      0  $      0  $  236,170
Income before interest
 and utility income
 taxes                   $ 73,338  $  363,788  $ (2,471) $     18  $  434,673
Assets                   $895,676  $2,758,948  $      0  $      0  $3,654,624
Capital expenditures     $ 63,449  $  123,721  $      0  $      0  $  187,170

For the Twelve Months                                     Adjust-
Ended June 30, 1999         Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)

Operating revenues       $605,977  $1,101,584  $      0  $      0  $1,707,561
Other income (deductions)$  1,425  $      743  $ (3,700) $   (136) $   (1,668)
Depreciation and
 amortization            $ 73,259  $  158,166  $      0  $      0  $  231,425
Income before interest
 and utility income
 taxes                   $ 67,966  $  360,102  $ (3,721) $   (115) $  424,232
Assets                   $824,797  $2,738,709  $      0  $      0  $3,563,506
Capital expenditures     $ 54,288  $  126,819  $      0  $      0  $  181,107


      The following table reconciles total reportable segment income before interest and utility income taxes to net income for three-month, six-month and twelve-month periods ended June 30, 2000 and 1999:

                    Three Months          Six Months        Twelve Months
                   Ended June 30,       Ended June 30,      Ended June 30,
                 ------------------   ------------------   ------------------
                   2000      1999       2000      1999       2000      1999
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)
Income before
 interest and
 utility income
 taxes           $ 85,329  $ 80,097   $217,894  $207,801   $434,673  $424,232

Interest           18,819    17,986     37,928    36,598   $ 76,532  $ 75,990

Utility income

 taxes             23,573    21,355     64,199    61,055   $130,411  $123,490
                 --------  --------   --------  --------   --------  --------
Net income       $ 42,937  $ 40,756   $115,767  $110,148   $227,730  $224,752
                 ========  ========   ========  ========   ========  ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OPERATING REVENUES -

      GAS REVENUES. Gas revenues were $687.5 million for the twelve months ended June 30, 2000, an increase of $81.5 million from the comparable period ended twelve months ended June 30, 1999. This increase was mainly due to the pass-through increased gas costs, increased gas transportation services and increased wholesale gas sales, partially offset by decreased sales to residential and commercial customers as a result of warmer weather during the period and decreased gas transition costs. During the period, gas deliveries in dekatherms (dth) increased mainly as a result of increased gas transportation services, partially offset by decreased deliveries to residential and commercial customers reflecting heating degree days being 3% lower than 1999.

       Gas revenues were $393.8 million for the six months ended June 30, 2000, an increase of $42.8 million from the comparable period ended June 30, 1999. This increase was mainly due to the pass-through increased gas costs, increased industrial sales and increased gas transportation services, partially offset by decreased sales to residential and commercial customers due to a significantly warmer weather during the period. During the period, gas deliveries in dth decreased mainly as a result of decreased gas deliveries to residential and commercial customers reflecting heating degree days 7% lower than 1999, partially offset by increased industrial sales and increased gas transportation services

      Gas revenues were $130.3 million for the three months ended June 30, 2000, an increase of $25.9 million from the comparable period ended June 30, 1999. This increase was mainly due to the pass-through increased gas costs, increased industrial sales and increased sales to residential and commercial customers due to cooler weather during the period, partially offset by decreased wholesale gas sales and decreased transportation services. During the period, gas deliveries in dth decreased mainly as a result of decreased wholesale gas sales and decreased gas transportation services, partially offset by increased industrial sales and increased gas deliveries to residential and commercial customers reflecting heating degree days 13% higher than 1999.

      Large commercial and industrial customers continue to utilize transportation services provided by Northern Indiana. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over Northern Indiana's system. Northern Indiana transported 42.5 million, 95.7 million and
281.2 million dth for others during the three-month, six-month and twelve month periods ended June 30, 2000, respectively.

      The basic steel industry accounted for 42% of natural gas delivered (including volumes transported) during the twelve months ended June 30, 2000.

      The components of the changes in gas operating revenues are shown in the following table:


                                                  June 30, 2000
                                                   Compared to
                                                  June 30, 1999
                                        ---------------------------------
                                          Three        Six       Twelve
                                         Months       Months     Months
                                        =========   =========   =========
                                             (Dollars in thousands)
Gas Revenue Changes -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $  16,968   $  63,541   $ 100,228
 Gas transition costs                        (126)       (448)     (2,711)
 Changes in sales levels                   10,225     (25,014)    (35,272)
 Gas transported                             (575)      1,303       2,084
 Wholesale gas                               (554)      3,386      17,149
                                        ---------   ---------   ---------
Total Gas Revenue Change                $  25,938   $  42,768   $  81,478
                                        =========   =========   =========


      GAS COSTS OF ENERGY. Gas costs increased $86.5 million (25%) to $427.4 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999, due to increased purchased gas costs per dth, partially offset by decreased gas transition costs. The average cost for purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $3.09 per dth as compared to $2.28 for the comparable period ended June 30, 1999.

      Gas costs increased $47.8 million (24%) to $246.0 million for the six months ended June 30, 2000, from the comparable period ended June 30, 1999, mainly due to increased gas costs per dth. The average cost for purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $3.11 per dth as compared to $2.21 for the comparable period ended June 30, 1999.

      Gas costs increased $24.4 million (41%) to $84.7 million for the three months ended June 30, 2000, from the comparable period ended June 30, 1999, mainly due to increased gas costs per dth. The average cost for purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $3.74 per dth as compared to $2.51 for the comparable period ended June 30, 1999.

      GAS OPERATING MARGIN. The gas operating margin for the twelve months ended June 30, 2000 decreased $5.0 million from the comparable period ended June 30, 1999. This decrease is due to decreased deliveries to residential and commercial customers reflecting warmer heating season during the period, partially offset by increased transportation services and increased wholesale gas sales.

      Gas operating margin decreased $5.0 million to $147.8 million during the six months ended June 30, 2000 from the comparable period ended June 30, 1999. This decrease is due to decreased deliveries to residential and commercial customers reflecting the warmer heating season during the first quarter of 2000, partially offset by increased industrial sales and increased transportation services.

      Gas operating margin increased $1.5 million to $45.6 million during the three months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase is due to increased industrial sales and increased sales to residential and commercial customers reflecting the cooler weather during the second quarter of 2000, partially offset by decreased wholesale sales and decreased transportation services.

      ELECTRIC REVENUES. Electric revenues were $1.1 billion for the twelve months ended June 30, 2000, a decrease of $5.0 million from the comparable period ended June 30, 1999. The decrease in electric revenues was mainly due to decreased sales to residential customers and decreased wholesale transactions, partially offset by increased sales to commercial and industrial customers.

      Electric revenues were $508.5 million for the six months ended June 30, 2000, a decrease of $19.9 million from the comparable period ended June 30, 1999. Sales of electricity in kilowatt-hours (kwh) decreased 6% from the comparable period ended June 30, 1999. The decrease in electric revenues was mainly due to decreased sales to residential customers, decreased wholesale transactions and decreased fuel costs, partially offset by increased sales to commercial and industrial customers.

      Electric revenues were $255.0 million for the three months ended June 30, 2000, a decrease of $13.5 million from the comparable period ended June 30, 1999. Sales of electricity in kwh decreased 6% from the comparable period ended June 30, 1999. The decrease in electric revenues was mainly due to decreased sales to residential customers, decreased wholesale transactions and decreased fuel costs, partially offset by increased sales to commercial and industrial customers.

      The basic steel industry accounted for 33% of electric sales during the twelve months ended June 30, 2000.

      The components of the changes in electric operating revenues are shown in the following table:


                                                  June 30, 2000
                                                   Compared to
                                                  June 30, 1999
                                        ---------------------------------
                                          Three        Six       Twelve
                                         Months       Months     Months
                                        =========   =========   =========
                                             (Dollars in thousands)
Electric Revenue Changes-
 Pass through of net changes in
  fuel costs                            $  (2,724)  $  (5,540)  $   2,716
 Changes in sales levels                   (1,927       8,209      35,539
 Wholesale electric                        (8,852)    (22,549)    (43,278)
                                        ---------   ---------   ---------
Total Electric Revenue Change           $ (13,503)  $ (19,880)  $  (5,023)
                                        =========   =========   =========

      ELECTRIC COST OF ENERGY. Cost of fuel for electric generation increased $1.6 million to $247.2 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999. The increase is primarily due to increased generation. The average cost per kwh generated decreased 5% from the comparable period ended June 30, 1999, to 1.42 cents per kwh, for the twelve months ended June 30, 2000.

      Cost of fuel for electric generation decreased $2.0 million to $114.0 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 7% from the comparable period ended June 30, 1999, to 1.37 cents per kwh.

      Cost of fuel for electric generation decreased $1.2 million to $56.5 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 7% from the comparable period ended June 30, 1999, to 1.37 cents per kwh.

      POWER PURCHASED. Power purchased decreased $13.3 million to $47.4 million for the twelve months ended June 30, 2000 from the comparable period ended in June 30, 1999. The decrease is a result of decreased cost per kwh and decreased bulk power purchases.

      Power purchased decreased $19.5 million to $15.3 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999. The decrease is as a result of decreased cost per kwh and decreased bulk power purchases.

      Power purchased decreased $11.0 million to $7.0 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999. The decrease is as a result of decreased bulk power purchases and decreased cost per kwh.

      ELECTRIC OPERATING MARGIN. Operating margin from electric sales increased $6.6 million to $793.3 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase occurred mainly due to increased sales to commercial and industrial sales, partially offset by decreased sales to residential customers and decreased wholesale transactions.

      Operating margin from electric sales increased $1.6 million to $379.2 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999. This increase is due to increased sales to commercial and industrial customers, partially offset by decreased sales to residential customers and decreased wholesale transaction.

      Operating margin from electric sales decreased $1.4 million to $191.5 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999. The quarter results included a $1.8 million charge to earnings due to a change in the regulatory mechanism for recovery of purchased power costs. This decrease is due to decreased sales to residential customers and decreased wholesale transactions, partially offset by increased sales to commercial and industrial customers.

      OPERATING EXPENSES AND TAXES (EXCEPT INCOME). Operating expenses and taxes (except income) decreased $7.6 million to $618.0 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999. Operating expenses and taxes (except income) decreased $11.7 million to $311.0 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999. Operating expenses and taxes (except income) decreased $4.9 million to $153.0 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999.

      Operation expenses decreased $9.6 million to $245.2 million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999. The decrease is due to a $13 million insurance settlement received relating to manufactured gas plants site cleanup costs, decreased operating costs for electric production facilities expenses of $2.3 million and other decreased operating costs, partially offset by increased employee related costs of $9.2 million and increased expenses for distributed generation and fuel cell research and development of $1.9 million.

      Operation expenses decreased $11.3 million to $121.4 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999. The decrease is mainly due to lower employee related costs of $6.2 million and other decreased operating costs.

      Operation expenses decreased $4.8 million to $60.3 million for the three months ended June 30, 2000 from the comparable period ended June 30, 1999. The decrease is mainly due to lower employee related costs of $2.2 million and other decreased operating costs.

      Maintenance expenses increased $2.6 million to $68.3 million for the twelve months ended June 30, 2000 from comparable period ended June 30, 1999 due to increased maintenance activity for electric production facilities and electric distribution facilities.

      Maintenance expenses increased $2.8 million to $38.5 million for the six months ended June 30, 2000 from comparable period ended June 30, 1999 due to increased maintenance activity for electric and gas distribution facilities.

      Maintenance expenses increased $3.2 million to $20.7 million for the three months ended June 30, 2000 from comparable period ended June 30, 1999 due to increased maintenance activity for electric production facilities and electric and gas distribution facilities.

      Depreciation and amortization expenses increased $4.7 million to $236.2 million, $2.6 million to $118.8 million and $1.5 million to $60.0 million for the twelve-month, six-month and three month periods ended June 30, 2000, respectively, from the comparable periods ended June 30, 1999, resulting from plant additions.

      Taxes (except income) decreased $5.3 million to $68.4 million, $5.8 million to $32.3 million and $4.9 million to $12.5 million for the twelve-month, six-month and three month periods ended June 30, 2000, respectively, from the comparable periods ended June 30, 1999 mainly as a result of decreased property tax expense.

      Utility income taxes increased $6.9 million to $130.4 million, $3.1 million to $64.2 million and $2.2 million to $23.6 million for the twelve-month, six-month and three month periods ended June 30, 2000, respectively, from the comparable periods ended June 30, 1999 mainly as a result of increased pre-tax income.

      Other Income (Deductions) increased $1.2 million to $(0.5) million for the twelve months ended June 30, 2000 from the comparable period ended June 30, 1999, as a result of increased power trading activities, partially offset by Northern Indiana deciding to abandon certain business facilities that were not consistent with its strategic direction. Other Income (Deductions) increased $1.8 million to $1.8 million for the six months ended June 30, 2000 from the comparable period ended June 30, 1999, as a result of increased power trading activities. Other Income (Deductions) for the three months ended June 30, 2000 were relatively unchanged from the comparable period ended June 30, 1999.

      Interest charges for the twelve months ended relatively unchanged from the comparable period ended June 30, 1999. Interest charges increased $1.3 million to $37.9 million and $0.8 million to $18.8 million for the six-month and three month periods ended June 30, 2000, respectively, from the comparable period ended June 30, 1999, due to increased short-term borrowing.

      LIQUIDITY AND CAPITAL RESOURCES. Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because the utility and utility construction business is seasonal in nature, commercial paper is issued for short-term financing. As of June 30, 2000 and December 31, 1999, $127.0 million and $62.6 million of commercial paper was outstanding, respectively. The weighted average interest rate of commercial paper outstanding as of June 30, 2000 was 6.67%.

      Northern Indiana entered into a five-year $100 million credit agreement and a 364-day $100 million revolving credit agreement with several banks. These agreements terminate on September 23, 2003 and September 23, 2000, respectively. The 364-day agreements may be extended at expiration for additional periods of 364 days. Under these agreements, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term periods. These agreements provide financing flexibility and may be used to support the issuance of commercial paper. As of June 30, 2000, there were no borrowings outstanding under these agreements.

      In addition, Northern Indiana has $11.4 million in lines of credit which run until May 31, 2000. The credit pricing of each of the lines varies from either the lending banks' commercial prime or market rates. As of June 30, 2000, there were no borrowings outstanding under these lines of credit. The credit agreements and lines of credit are also available to support the issuance of commercial paper.

      Northern Indiana also has $201.5 million of money market lines of credit. As of June 30, 2000 and December 31, 1999, $107.4 million and $33.7 million, respectively, were outstanding under these lines of credit.

      On January 27, 2000, the Citizens Action Coalition (CAC), a private consumer organization, filed a petition before the Indiana Utility Regulatory Commission (IURC). The petition does not seek a specified amount of rate reduction, but rather alleges that the existing Northern Indiana electric rates are "unreasonable and unsafe," and seeks to have the IURC force Northern Indiana to produce detailed financial calculations that would justify its electric rates. Northern Indiana intends to oppose the petition on both legal and factual grounds, and believes that its current rates are just and reasonable as required by statute. On May 17, 2000 the IURC issued an order agreeing with Northern Indiana that the type of investigation requested by CAC could only be conducted by the IURC itself. As of August 11, 2000, no further orders have been issued in this proceeding.

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

TRADING RISKS
      COMMODITY MARKET RISK. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. Northern Indiana employs a VaR model to assess the market risk of its energy trading portfolios. Northern Indiana estimates the one-day VaR across all trading groups which utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95 percent confidence level. Based on the results of the VaR analysis, the daily market risk exposure for power trading on an average, high, and low basis was $0.7 million, $1.8 million and $0.004 million for the three-month, and $0.5 million, $1.8 million and $0.004 million for the six-month and $0.5 million, $1.8 million and $0.004 million for twelve-month periods ended June 30, 2000, respectively. Northern Indiana implemented a VaR methodology in 1999 to introduce additional market sophistication and to recognize the developing complexity of its businesses.

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

      INTEREST RATE RISK. Northern Indiana is exposed to interest rate risk as a result from changes in interest rates on borrowings under the revolving credit agreements and lines of credit. These instruments have interest rates that are indexed to short-term market interest rates. At June 30, 2000 and December 31, 1999, the combined borrowings outstanding under these facilities totaled $234.4 million and $96.3 million, respectively. Based upon average borrowings under these agreements during 2000 and 1999, an increase in short- term interest rates of 100 basis points (1%) would have increased interest expense by $1.3 million and $0.5 million for the three months, $1.9 million and $1.2 million for the six months and $3.6 million and $3.3 million for the twelve months ending June 30, 2000 and 1999, respectively.

      Long-term debt is utilized as a primary source of capital. A significant portion of this long-term debt consists of medium-term notes. In addition, longer term fixed-price debt instruments have been used that in the past have been refinanced when interest rates decreased. To the extent that such refinancing is economical, refinancing these fixed-price instruments will continue.

      CREDIT RISK. Credit risk arises in many of Northern Indiana's business activities. In sales and trading activities, credit risk arises because of the possibility that a counterparty will not be able or willing to fulfill its obligations on a transaction on or before settlement date. In derivative activities, credit risk arises when counterparties to derivative contracts are obligated to pay Northern Indiana the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments and standby letters of credit and guarantees. Current credit exposure includes the positive fair value of derivative instruments. Because many of Northern Indiana's exposures vary with changes in market prices, Northern Indiana also estimates the potential credit exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, Northern Indiana considers collateral and master netting agreements, which are used to reduce individual counterparty risk, primarily in connection with derivative products.

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

COMPETITION AND REGULATORY CHANGES -

      The regulatory frameworks applicable to Northern Indiana, at both state and federal levels, are undergoing fundamental changes. These changes have impacted and will continue to have an impact on Northern Indiana's operations, structure and profitability. At the same time, competition within the electric and gas industries will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal and providing its gas customers with increased choice for new products and services throughout the service territory.

      THE ELECTRIC INDUSTRY. At the Federal level, the Federal Regulatory Commission (FERC) issued Order No. 888-A in 1996 which required all public utilities owning, controlling, or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. On June 30, 2000, the D.C. Circuit Court of Appeals upheld FERC's open access orders in all major respects. In 1997, FERC approved Northern Indiana's open-access transmission tariff. On December 20, 1999, FERC issued a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs). The rule is intended to eliminate pricing inequities in the provision of wholesale transmission service. Northern Indiana does not believe that compliance with the new rules will be material to future earnings. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

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

      At the state level, the IURC approved in 1997 Northern Indiana's Alternative Regulatory Plan (ARP), which implemented new rates and services that included, among other things, unbundling of services for additional customer classes (primarily residential and commercial users), negotiated services and prices, a gas cost incentive mechanism, and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. The gas cost incentive mechanism will be reviewed by parties to the ARP proceeding for possible revision. Phase I of Northern Indiana's Customer Choice Pilot Program ended on March 31, 1999. This pilot program offered 82,000 residential customers within St. Joseph County and 10,000 commercial customers throughout the Northern Indiana service area the right to choose alternative gas suppliers. Phase II of Northern Indiana's Customer Choice Pilot Program commenced on April 1, 1999 and will continue for a one-year period. During this phase, Northern Indiana is offering customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory. A limit of 150,000 residential and 20,000 commercial customers are eligible to enroll in Phase II of the program. The IURC order allows a specific NiSource natural gas marketing subsidiary to participate as a supplier of choice to Northern Indiana customers. In addition, as Northern Indiana has allowed residential and commercial customers to designate alternative gas suppliers, it has also offered new services to all classes of customers including, price protection, negotiated sales and services, gas lending and parking, and new storage services.

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

      IMPACT OF ACCOUNTING STANDARDS. Refer to "Summary of Significant Accounting Policies-Impact of Accounting Standards" in the Notes to Consolidated Financial Statements for information regarding impact of accounting standards not yet adopted.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On June 1, 2000, by written consent in leu of the Annual Meeting of Shareholders, the sole shareholder of Northern Indiana elected Arthur J. Decio Gary L. Neale and Robert J. Welsh to serve as directors until the 2003 Annual Meeting of Shareholders. Directors whose terms of office continue after the 2000 Annual Meeting of Shareholders are Ian M. Rolland and John W. Thompson whose terms expire at the 2002 Annual Meeting of Shareholders, and Steven C. Beering and Carolyn Y. Woo, whose terms expire at the 2001 Annual Meeting of Shareholders.

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





Date August 11, 2000