Form 10-Q
period 2000-09-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2000-11-14
CIK 72843

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549


FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2000

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

      As of October 31, 2000, 73,282,258 common shares were outstanding.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                                     PART 1.
                              FINANCIAL INFORMATION

Item I.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
NORTHERN INDIANA PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheet of Northern Indiana Public Service Company (an Indiana corporation and a wholly owned subsidiary of NiSource Inc.) and subsidiaries as of September 30, 2000, and December 31, 1999, and the related consolidated statements of income, retained earnings and cash flows for the three, nine and twelve month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of September 30, 2000, and December 31, 1999, and the results of their operations and their cash flows for the three, nine and twelve month periods ended September 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                            /s/  Arthur Andersen LLP

Chicago, Illinois
October 30, 2000

CONSOLIDATED BALANCE SHEET

                                            September 30,  December 31,
ASSETS                                          2000           1999
                                            ============   ============
                                              (Dollars in thousands)
UTILITY PLANT, AT ORIGINAL COST (INCLUDING
 CONSTRUCTION WORK IN PROGRESS OF
 $232,127 AND $200,011 RESPECTIVELY)
 (NOTE 2):
  Electric                                  $  4,307,752   $  4,237,427
  Gas                                          1,357,316      1,323,528
  Common                                         385,520        381,486
                                            ------------   ------------
                                               6,050,588      5,942,441
    Less - Accumulated depreciation
     and amortization                          3,148,994      2,993,412
                                            ------------   ------------
      Total Utility Plant                      2,901,594      2,949,029
                                            ------------   ------------
OTHER PROPERTY AND INVESTMENTS                     2,670          2,668
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                        10,151          6,145
 Accounts receivable, less reserve of
  $8,759 and $7,804, respectively (Note 2)       114,497        141,537
 Fuel cost adjustment clause (Note 2)                  0          4,201
 Gas cost adjustment clause (Note 2)              46,157         36,787
 Materials and supplies, at average cost          53,193         52,735
 Electric production fuel, at average cost        26,521         31,968
 Natural gas in storage, at last-in,
  first-out cost (Note 2)                         88,371         22,966
 Price risk management assets                     12,368         31,677
 Prepayments and other                            32,895         28,608
                                            ------------   ------------
      Total Current Assets                       384,153        356,624
                                            ------------   ------------
OTHER ASSETS:
 Regulatory assets (Note 2)                      178,542        186,080
 Prepayments and other (Note 6)                  204,086        161,053
                                            ------------   ------------
      Total Other Assets                         382,628        347,133
                                            ------------   ------------
                                             $ 3,671,045   $  3,655,454
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
                                            September 30,  December 31,
CAPITALIZATION AND LIABILITIES                  2000           1999
                                            ============   ============
                                               (Dollars in thousands)
CAPITALIZATION:
 Common stock - without par value -
  authorized 75,000,000 shares,
  issued and outstanding
  73,282,258 shares (Note 11)               $    859,488   $    859,488
 Additional paid-in capital                       12,525         12,525
 Retained earnings (see accompanying
  statement) (Note 10)                           134,029        136,118
                                            ------------   ------------
 Common shareholder's equity                   1,006,042      1,008,131
 Cumulative preferred stocks,
  (excluding amounts due within one
  year) (Note 7)
   Series without mandatory redemption
    provisions (Note 8)                           81,114         81,114
   Series with mandatory redemption
    provisions (Note 9)                           52,180         54,030
 Long-term debt excluding amounts due
  within one year (Note 13)                      905,199        920,413
                                            ------------   ------------
      Total Capitalization                     2,044,535      2,063,688
                                            ------------   ------------
CURRENT LIABILITIES -
 Current portion of long-term
  debt (Note 14)                                  18,000        158,000
 Short-term borrowings (Note 15)                 291,200         96,290
 Accounts payable                                162,022        129,532
 Dividends declared on common and
  preferred stocks                                53,971         59,017
 Customer deposits                                26,541         24,264
 Taxes accrued                                    86,714        115,761
 Interest accrued                                 14,370          7,392
 Fuel adjustment clause                            1,421              0
 Accrued employment costs                         52,188         51,393
 Price risk management liabilities                23,979         54,001
 Other accruals                                   21,242         22,162
                                            ------------   ------------
      Total Current Liabilities                  751,648        717,812
                                            ------------   ------------
OTHER:
 Deferred income taxes (Note 4)                  566,917        592,022
 Deferred investment tax credits, being
  amortized over life of related property
  (Note 4)                                        80,251         85,566
 Deferred credits                                 48,843         47,105
 Accrued liability for postretirement
  benefits (Note 6)                              146,076        137,211
 Other noncurrent liabilities                     32,775         12,050
                                            ------------   ------------
      Total Other Liabilities                    874,862        873,954
                                            ------------   ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 3, 16 and 17)
                                            $  3,671,045   $  3,655,454
                                            ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                 Three Months              Nine Months
                              Ended September 30,      Ended September 30,
                            ----------  ----------   ----------  ----------
                               2000        1999         2000        1999
                            ==========  ==========   ==========  ==========
                                         (Dollars in thousands)
Operating Revenues:
 (Notes 2 and 20)
  Gas                       $  119,424  $   84,156   $  513,273  $  435,237
  Electric                     292,216     324,940      800,690     853,294
                            ----------  ----------   ----------  -----------
                               411,640     409,096    1,313,963   1,288,531
                            ----------  ----------   ----------  -----------
Cost of Energy: (Note 2)
 Gas costs                      82,543      52,761      328,541     250,998
 Fuel for electric
  generation                    64,824      72,092      178,794     188,020
 Power purchased                 6,958      28,181       22,221      62,965
                            ----------  ----------   ----------  ----------
                               154,325     153,034      529,556     501,983
                            ----------  ----------   ----------  ----------
Operating Margin               257,315     256,062      784,407     786,548
                            ----------  ----------   ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                     59,960      53,215      181,406     185,955
  Maintenance (Note 2)          12,632      14,515       51,135      50,226
  Depreciation and
   amortization (Note 2)        59,883      58,422      178,696     174,620
  Taxes (except income)         16,776      17,751       49,028      55,807
                            ----------  ----------   ----------  ----------
                               149,251     143,903      460,265     466,608
                            ----------  ----------   ----------  ----------
Operating Income Before
 Utility Income Taxes          108,064     112,159      324,142     319,940
                            ----------  ----------   ----------  ----------
Utility Income Taxes
 (Note 4)                       31,872      33,029       96,071      94,084
                            ----------  ----------   ----------  ----------
Operating Income                76,192      79,130      228,071     225,856
                            ----------  ----------   ----------  ----------
Other Income (Deductions)
 (Note 2)                          270       1,681        2,086       1,701
                            ----------  ----------   ----------  ----------
Interest:
 Interest on long-term debt     14,883      16,951       48,461      50,544
 Other interest                  3,859         708        6,128       1,642
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   1,616       1,037        3,697       3,108
                            ----------  ----------   ----------  ----------
                                20,358      18,696       58,286      55,294
                            ----------  ----------   ----------  ----------
Net Income                      56,104      62,115      171,871     172,263

Dividend requirements on
 preferred shares                1,975       2,021        5,960       6,112
                            ----------  ----------   ----------  ----------
Balance available
 for common shares          $   54,129  $   60,094   $  165,911  $  166,151
                            ==========  ==========   ==========  ==========
Dividends declared          $   53,000  $   58,000   $  168,000  $  166,000
                            ==========  ==========   ==========  ==========

                                 Twelve Months
                              Ended September 30,
                            ----------  ----------
                               2000        1999
                            ==========  ==========
                            (Dollars in thousands)
Operating Revenues:
 (Notes 2 and 20)
  Gas                       $  722,723 $   618,360
  Electric                   1,054,928   1,106,103
                            ----------  ----------
                             1,777,651   1,724,463
                            ----------  ----------
Cost of Energy: (Note 2)
 Gas costs                     457,152     354,353
 Fuel for electric
  generation                   239,938     245,406
 Power purchased                26,220      71,907
                            ----------  ----------
                               723,310     671,666
                            ----------  ----------
Operating Margin             1,054,341   1,052,797
                            ----------  ----------
Operating Expenses and
 Taxes (except income):
  Operation                    251,925     243,747
  Maintenance (Note 2)          66,371      65,027
  Depreciation and
   amortization (Note 2)       237,631     232,520
  Taxes (except income)         67,384      73,534
                            ----------  ----------
                               623,311     614,828
                            ----------  ----------
Operating Income Before
 Utility Income Taxes          431,030     437,969
                            ----------  ----------
Utility Income Taxes
 (Note 4)                      129,254     128,442
                            ----------  ----------
Operating Income               301,776     309,527
                            ----------  ----------
Other Income (Deductions)
 (Note 2)                       (1,863)      1,049
                            ----------  ----------
Interest:
 Interest on long-term debt     65,612      67,502
 Other interest                  7,838       3,287
 Amortization of premium,
  reacquisition premium,
  discount and expense
  on debt, net                   4,744       4,149
                            ----------  ----------
                                78,194      74,938
                            ----------  ----------
Net Income                     221,719     235,638

Dividend requirements on
 preferred shares                7,979       8,182
                            ----------  ----------
Balance available
 for common shares          $  213,740  $  227,456
                            ==========  ==========
Dividends declared          $  226,000  $  228,000
                            ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                      Three Months       Nine Months         Twelve Months
                  Ended September 30, Ended September 30, Ended September 30,
                  ------------------- ------------------- --------- ---------
                     2000      1999      2000      1999      2000      1999
                  ========= ========= ========= ========= ========= =========
                                    (Dollars in thousands)
BALANCE AT
BEGINNING OF
 PERIOD           $ 132,900 $ 144,195 $ 136,118 $ 146,138 $ 146,289 $ 146,833

ADD:
 Net income          56,104    62,115   171,871   172,263 $ 221,719 $ 235,638
                  --------- --------- --------- --------- --------- ---------
                    189,004   206,310   307,989   318,401 $ 368,008 $ 382,471
                  --------- --------- --------- --------- --------- ---------
LESS:
 Dividends
  Cumulative
   Preferred
   stocks -
   4-1/4% series        222       223       666       667       887       889
   4-1/2% series         91        90       271       270       361       360
   4.22%  series        113       113       337       337       448       448
   4.88%  series        122       122       366       366       488       488
   7.44%  series         78        77       234       233       313       312
   7.50%  series         65        65       196       196       261       261
   8.85%  series         83       111       267       351       377       489
   7-3/4% series         59        70       178       210       244       286
   8.35%  series         88        96       284       321       385       434
   6.50%  series        699       699     2,096     2,096     2,795     2,795
   Adjustable
    Rate,
    Series A            355       355     1,065     1,065     1,420     1,420
Common shares        53,000    58,000   168,000   166,000   226,000   228,000
                  --------- --------- --------- --------- --------- ---------
                     54,975    60,021   173,960   172,112   233,979   236,182
                  --------- --------- --------- --------- --------- ---------
BALANCE AT END
 OF PERIOD        $ 134,029 $ 146,289 $ 134,029 $ 146,289 $ 134,029 $ 146,289
                  ========= ========= ========= ========= ========= =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Three Months
                                                      Ended September 30,
                                                   ------------------------
                                                      2000          1999
                                                   ==========    ==========
                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $   56,104    $   62,115

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                        59,883        58,422
  Net changes for price risk management
   assets and liabilities                             (11,729)        4,341
  Deferred federal and state income
   taxes, net                                            (251)        3,287
  Deferred investment tax credits, net                 (1,772)       (1,782)
  Other, net                                           (8,343)      (12,555)
  Change in certain assets and liabilities -
   Accounts receivable, net                            22,373        10,452
   Electric production fuel                             9,968         3,871
   Materials and supplies                                 (20)         (625)
   Natural gas in storage                             (56,447)      (23,825)
   Accounts payable                                     9,999        16,678
   Taxes accrued                                      (20,762)      (16,977)
   Fuel adjustment clause                              (2,815)       (8,452)
   Gas cost adjustment clause                         (35,761)      (19,731)
   Accrued employment costs                             3,122         3,585
   Other accruals                                       9,928         1,015
  Other, net                                           20,693         4,645
                                                   ----------    ----------
    Net cash provided by operating activities          54,170        84,464
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                           (48,673)      (46,447)
  Other, net                                           (3,064)       (3,881)
                                                   ----------    ----------
    Net cash used in investing activities             (51,737)      (50,328)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Net change in short-term debt                        56,800        20,910
  Retirement of long-term debt                           (500)         (500)
  Retirement of preferred shares                         (300)         (601)
  Cash dividends paid on common shares                (57,000)      (53,000)
  Cash dividends paid on preferred shares              (1,972)       (2,023)
  Other, net                                               73           114
                                                   ----------    ----------
    Net cash used in financing activities              (2,899)      (35,100)
                                                   ----------    ----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                    (466)         (964)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   10,617         8,777
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   10,151    $    7,813
                                                   ==========    ==========

                                                           Nine Months
                                                      Ended September 30,
                                                   ------------------------
                                                      2000          1999
                                                   ==========    ==========
                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  171,871    $  172,263

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       178,696       174,620
  Net changes for price risk management
   assets and liabilities                             (10,713)        8,361
  Deferred federal and state operating
   income taxes, net                                  (32,429)      (31,170)
  Deferred investment tax credits, net                 (5,315)       (5,345)
  Other, net                                           (6,205)      (11,605)
  Change in certain assets and liabilities -
   Accounts receivable, net                            22,830         4,522
   Electric production fuel                             5,447         9,311
   Materials and supplies                                (458)         (665)
   Natural gas in storage                             (65,405)        1,475
   Accounts payable                                    37,662         8,323
   Taxes accrued                                      (25,685)         (988)
   Fuel adjustment clause                               5,622       (11,994)
   Gas cost adjustment clause                          (9,370)       31,378
   Accrued employment costs                               795        (3,248)
   Other accruals                                      (1,220)       (9,163)
  Other, net                                           16,959         9,708
                                                   ----------    ----------
    Net cash provided by operating activities         283,082       345,783
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (129,714)     (133,156)
  Other, net                                           (8,238)       (9,203)
                                                   ----------    ----------
    Net cash used in investing activities            (137,952)     (142,359)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Net change in short-term debt                       194,910       (36,990)
  Retirement of long-term debt                       (155,500)         (500)
  Retirement of preferred shares                       (1,850)       (1,852)
  Cash dividends paid on common shares               (173,000)     (170,000)
  Cash dividends paid on preferred shares              (5,970)       (6,151)
  Other, net                                              286           341
                                                   ----------    ----------
    Net cash used in financing activities            (141,124)     (215,152)
                                                   ----------    ----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                   4,006       (11,728)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    6,145        19,541
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   10,151    $    7,813
                                                   ==========    ==========

                                                        Twelve Months
                                                      Ended September 30,
                                                   ------------------------
                                                      2000          1999
                                                   ==========    ==========
                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income                                       $  221,719    $  235,638

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH:
  Depreciation and amortization                       237,631       232,520
  Net changes for price risk management
   assets and liabilities                               3,250         8,361
  Deferred federal and state operating
   income taxes, net                                  (20,755)      (17,214)
  Deferred investment tax credits, net                 (7,096)       (7,158)
  Other, net                                              495       (11,130)
  Change in certain assets and liabilities -
   Accounts receivable, net                             7,222       (38,331)
   Electric production fuel                            (3,430)       (5,551)
   Materials and supplies                                (974)       (1,281)
   Natural gas in storage                             (38,987)        5,923
   Accounts payable                                    19,099        44,800
   Taxes accrued                                       11,843       (14,229)
   Fuel adjustment clause                               7,136        (8,768)
   Gas cost adjustment clause                         (33,491)       17,346
   Accrued employment costs                            11,213         1,314
   Other accruals                                       1,859        (5,093)
  Other, net                                          (22,899)         (679)
                                                   ----------    ----------
    Net cash provided by operating activities         393,835       436,468
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Construction expenditures                          (189,396)     (188,600)
  Other, net                                           (5,190)        4,781
                                                   ----------    ----------
    Net cash used in investing activities            (194,586)     (183,819)
                                                   ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Issuance of long-term debt                                0           500
  Net change in short-term debt                       202,090        (4,290)
  Retirement of long-term debt                       (158,000)      (16,509)
  Retirement of preferred shares                       (2,405)       (2,409)
  Cash dividends paid on common shares               (231,000)     (225,000)
  Cash dividends paid on preferred shares              (7,995)       (8,226)
  Other, net                                              399           454
                                                   ----------    ----------
    Net cash used in financing activities            (196,911)     (255,480)
                                                   ----------    ----------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                   2,338        (2,831)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    7,813        10,644
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $   10,151    $    7,813
                                                   ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) HOLDING COMPANY STRUCTURE: NiSource Inc. (NiSource), formerly NIPSCO Industries, Inc., was incorporated in Indiana on September 22, 1987 and became the parent of Northern Indiana Public Service Company (Northern Indiana) on March 3, 1988. NIPSCO Industries, Inc. changed its name to NiSource Inc.
on April 14, 1999 to reflect its new direction as a multi-state supplier of energy and related services. Northern Indiana is a public utility operating company supplying electricity and gas to the public in the northern third of Indiana.

      Northern Indiana is subject to regulation with respect to rates, accounting and certain other matters by the Indiana Utility Regulatory Commission (IURC) and the Federal Energy Regulatory Commission (FERC), collectively called the "Commissions."

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

      Electric:
      --------
          Electric generation plant      24 years
          Transmission plant             26 years
          Distribution plant             25 years
          Other electric plant           24 years

      Gas:
      ----
          Gas storage plant              18 years
          Transmission plant             34 years
          Distribution plant             27 years
          Other gas plant                24 years

      The depreciation provision for electric utility plant, as a percentage of the original cost, was 3.7% for the three month, nine month and twelve month periods ended September 30, 2000 and September 30, 1999.

      The depreciation provision for gas utility plant, as a percentage of the original cost, was 5.5% for the three month, nine month and twelve month periods ended September 30, 2000 and 5.4% for the three month and nine month periods and 5.5% for the twelve month period ended September 30, 1999.

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

      ACCOUNTS RECEIVABLE. At September 30, 2000, $100 million of accounts receivable had been sold under a sales agreement, which expires on May 31, 2002. The September 30, 2000 and December 31, 1999 accounts receivable balances include approximately $12.8 million and $14.0 million, respectively, due from associated companies.

      STATEMENTS OF CASH FLOWS. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

      Cash paid during the periods reported for income taxes and interest was as follows:

                    Three Months          Nine Months         Twelve Months
                 Ended September 30,  Ended September 30,  Ended September 30,
                 ------------------   ------------------   ------------------
                   2000      1999       2000      1999       2000      1999
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)
Income taxes     $ 42,900  $ 39,250   $141,343  $125,336   $141,587  $169,641

Interest, net of
 amounts
 capitalized     $  7,927  $  9,509   $ 42,258  $ 43,492   $ 70,501  $ 70,343

      FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given three month period will be included in a future filing. Northern Indiana records any under-recovery or over-recovery as a current asset or current liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three month period.

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

      On June 30, 2000, Northern Indiana and the OUCC filed a joint motion to withdraw petitions for reconsideration and requested IURC approval of a Stipulation and Agreement (Agreement). The Agreement establishes a recovery mechanism for certain purchase power transactions for the months of July, August and September 2000 that will be utilized in lieu of the IURC's Generic Order guidelines. The Agreement also calls for Northern Indiana to return, by an adjustment to fuel adjustment clause factors, $1.8 million to retail ratepayers during the period from November 2000 through April 2001. Northern Indiana has established a reserve for this amount. By its order issued August 9, 2000, the IURC approved the Agreement. On September 5, 2000, the Court of Appeals issued an order approving a joint stipulation for dismissal with prejudice, of the OUCC's appeal of the Generic Order.

      GAS COST ADJUSTMENT CLAUSE. All metered gas sales rates contain an adjustment factor, which reflects the increases and decreases in the cost of purchased gas, contracted gas storage and storage transportation charges. The gas cost adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three month period. On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the new procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana made its annual filing on September 1, 2000 and the matter is scheduled for hearing on December 14, 2000.

      If the statutory requirement relating to the level of return is satisfied, any under-recovery or over-recovery caused by variances between estimated and actual cost in a given monthly period will be allocated over a twelve month period beginning with the next monthly filing. Any under-recovery or over-recovery is recorded as a current asset or current liability until such time it is billed or refunded to its customers.

      Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism (GCIM) which allows or the sharing of any cost savings or cost increases with customers based upon a comparison of actual gas supply portfolio cost to a market-based benchmark price.

      NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas purchased in September 2000 and December 1999, the estimated replacement cost of gas in storage (current and non-current) at September 30, 2000 and December 31, 1999 exceeded the stated LIFO cost by $138.2 million and $48.9 million, respectively.

      AFFILIATED COMPANY TRANSACTIONS. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services Company (NCSC), a wholly-owned subsidiary of NiSource.

      The costs of these services are charged to Northern Indiana based on payroll costs and expenses incurred by NCSC employees for the benefit of Northern Indiana. These costs, which totaled $6.7 million, $19.3 million and $22.9 million for the three month, nine month and twelve month periods ended September 30, 2000, respectively, and totaled $4.7 million, $14.2 million and $19.1 million for the three month, nine month and twelve month periods ended September 30, 1999, respectively, consist primarily of employee compensation and benefits.

      Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $24.2 million, $41.8 million and $45.8 million representing 19.8%, 12.2% and 9.9% of Northern Indiana's total gas costs for the three month, nine month and twelve month periods ended September 30, 2000, respectively. Northern Indiana purchased natural gas and transportation services from affiliated companies in the amounts of $6.4 million, $12.3 million and $14.7 million representing 15.1%, 5.6% and 4.7% of Northern Indiana's total gas costs for the three month, nine month and twelve month periods ended September 30, 1999, respectively.

      Northern Indiana subleases a portion of its office facilities to affiliated companies for a monthly fee, which includes operating expenses, based on space utilization.

      ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES. Northern Indiana is exposed to commodity price risk in its natural gas and electric operations. A variety of commodity-based derivative financial instruments are utilized to reduce this price risk. When these derivatives are used to reduce price risk in non-trading operations such as activities in gas supply for regulated gas utilities and certain customer choice programs, gains and losses on these derivative financial instruments are deferred as assets or liabilities and are recognized in earnings concurrent with the disposition of the underlying physical commodity. In certain circumstances, a derivative financial instrument will serve to hedge the acquisition cost of natural gas injected into storage. In this situation, the gain or loss on the derivative financial instrument is deferred as part of the cost basis of gas in storage and recognized upon the ultimate disposition of the gas. If a derivative financial instrument contract is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If a derivative financial instrument is terminated for other economic reasons, any gain or losses as of the termination date is deferred and recorded when the associated transaction or forecasted transaction affects earnings.

      Northern Indiana also uses derivative financial instruments in connection with trading activities at its power trading operations. These derivatives, along with the related physical contracts, are recorded at fair value pursuant to Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Because the majority of our trading activities started in 1999, the impact of adopting EITF Issue No. 98-10 on January 1, 1999 was insignificant. Transactions related to electric utility system load management do not qualify as a trading activity under EITF Issue No. 98-10 and are accounted for on an accrual basis. Northern refers to this activity as Power Marketing.

      IMPACT OF ACCOUNTING STANDARDS.  The Financial Accounting Standards
Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" in June 1999 and SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities - an amendment of FASB No. 133" in June 2000. Statement No. 133 as amended standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that a company recognize those items as assets or liabilities in the balance sheet and measure them at fair value. The standard also suggests in certain circumstances commodity based contracts may qualify as derivatives. Special accounting within this Statement generally provides for matching of the timing of gain or loss recognition of derivative instruments qualifying as a hedge with the recognition of changes in the fair value of the hedged asset or liability through earnings, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Statement also provides that the effective portion of hedging instrument's gain or loss on a forecasted transaction be initially reported in other comprehensive income and subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Unless those specific hedge accounting criteria are met, SFAS No. 133 requires that changes in derivatives' fair value be recognized currently in earnings.

      SFAS No. 133, as amended, is not effective for Northern Indiana until January 1, 2001. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS No. No. 133, as amended, to (1) all hybrid instruments, (2) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired or substantively modified after December 31, 1998. Northern Indiana will adopt SFAS No. 133 on January 1, 2001, but has not completed its determination of the impact or method of adoption. The fair value of derivatives used in price risk management are described in "Risk Management Activities." The fair value of these derivatives would be recognized as assets or liabilities on the balance sheet consistent with the current accounting treatment for certain freestanding derivatives. Northern Indiana is in the process of projecting the impact of SFAS No. 133 but has not yet quantified the other effects of adopting SFAS No. 133 on its financial statements. However, adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

      REGULATORY ASSETS. Northern Indiana's operations are subject to the regulation of the Commissions. Accordingly, Northern Indiana's accounting policies are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Northern Indiana monitors changes in market and regulatory conditions and the resulting impact of such changes in order to continue to apply the provisions of SFAS No. 71 to some or all of its operations. As of September 30, 2000, and December 31, 1999, the regulatory assets identified below represent probable future revenues to Northern Indiana as these costs are recovered through the rate-making process. If a portion of Northern Indiana's operations becomes no longer subject to the provisions of SFAS No. 71, a write-off of certain regulatory assets might be required, unless some form of transition cost recovery is established by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Regulatory assets were comprised of the following items:

                                               September 30,   December 31,
                                                   2000            1999
                                               =============   =============
                                                   (Dollars in thousands)
Unamortized reacquisition premium on
 debt (Note 13)                                $      36,901   $      39,499
Unamortized R. M. Schahfer Unit 17 and
 Unit 18 carrying charges
 and deferred depreciation (See below)                54,948          58,111
Bailly scrubber carrying charges and
 deferred depreciation (See below)                     7,308           8,010
Deferral of SFAS No. 106 expense not
 recovered (Note 6)                                   68,571          72,769
FERC Order No. 636 transition costs                    9,097          13,728
Regulatory income tax asset, net (Note 4)             21,330          18,208
                                               -------------   -------------
                                                     198,155         210,325
Less: Current portion of regulatory assets            19,613          24,245
                                               -------------   -------------
                                               $     178,542   $     186,080
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

      SUPERFUND. Because Northern Indiana is a "potentially responsible party" (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at several waste disposal sites, as well as at former manufactured-gas plant sites which it, or its corporate predecessors, own or owned or operated, it may be required to share in the costs of clean up of such sites. A program was instituted to investigate former manufactured-gas plant sites where it is the current or former owner, which investigation has identified twenty-four sites. Initial sampling has been conducted at twenty sites. Investigation activities have been completed at fifteen sites and remedial measures have been selected or implemented at thirteen sites. Northern Indiana intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action.

      In an effort to recover a portion of the costs related to the former manufactured gas plants, various companies that provided insurance coverage which Northern Indiana believed covered costs related to former manufactured-gas plant sites were approached. Northern Indiana filed claims in Indiana state court against various insurance companies, seeking coverage for costs associated with several manufactured-gas plant sites and damages for alleged misconduct by some of the insurance companies. Settlements have been reached with all solvent insurance companies. Additionally, agreements have been reached with other Indiana utilities relating to cost sharing and management of the investigation and remediation of several former manufactured-gas plant sites at which Northern Indiana and such utilities or their predecessors were operators or owners.

      As of September 30, 2000, a reserve of approximately $16.7 million has been recorded to cover probable corrective actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages, existing reserves, contributions from other PRP's and rate recovery, will not have a material effect on its financial position or results of operations.

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

      NITROGEN OXIDES. During 1998, the Environmental Protection Agency (EPA) issued a final rule, the NOx State Implementation Plan (SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. According to the rule, the State of Indiana must issue regulations implementing the control program. The State of Indiana, as well as some other states, filed a legal challenge in December 1998 to the EPA NOx SIP call rule. Lawsuits have also been filed against the rule by various groups, including utilities. On May 25, 1999, the United States Circuit Court of Appeals for the D.C. Circuit Court issued an order staying the NOx SIP call rule's September 30, 1999 deadline for the state submittals until further order of the court. In a March 3, 2000 decision, the United States Court of Appeals for the D.C. Circuit ruled largely in favor of EPA's regional NOx plan. The state-led group requested a hearing of the issue from the full court. On June 22, 2000, the court denied the rehearing and lifted the stay for the state plan submittals. The states now have until the end of October 2000 to submit their plans implementing the EPA NOx SIP Call. Further legal challenges are expected, including an appeal to the United States Supreme Court. The State of Indiana in February 2000 proposed a moderate NOx control plan designed to address Indiana's ozone nonattainment areas and regional ozone transport. Any NOx emission limitations resulting from these actions could be more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. Northern Indiana is evaluating the court decision and any potential requirements that could result from the rules as implemented by the State of Indiana. Northern Indiana believes that the costs relating to compliance with the new standards may be substantial, but such costs are dependent upon the outcome of the current litigation and the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana is continuing its programs to reduce NOx emissions and Northern Indiana will continue to closely monitor developments in this area.

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

      The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matter standards to the EPA. The Supreme Court has agreed to here appeals from the Court of Appeals Decision. Once rectified, the revised standards could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. Northern Indiana believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA. Northern Indiana will continue to closely monitor developments in this area and anticipates the exact nature of the impact of the new limits on its operations will not be known for some time.

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

      The components of the net deferred income tax liability at September 30, 2000 and December 31, 1999 were as follows:

                                         September 30,   December 31,
                                             2000            1999
                                         =============   =============
                                            (Dollars in thousands)
Deferred tax liabilities -
 Accelerated depreciation
  and other property differences         $     699,432   $     714,246
 AFUDC-equity                                   29,410          30,748
 Adjustment clauses                             16,966          15,545
 Other regulatory assets                        26,006          27,598
 Prepaid pension and other benefits             55,440          56,227
 Reacquisition premium on debt                  13,995          14,980

Deferred tax assets -
 Deferred investment tax credits               (30,435)        (32,451)
 Removal costs                                (181,118)       (171,645)
 Other postretirement/postemployment
  benefits                                     (55,399)        (53,061)
 Other, net                                    (28,505)        (27,928)
                                         -------------   -------------
                                               545,792         574,259
Less: Deferred income taxes related to
 current assets and liabilities                (21,125)        (17,763)
                                         -------------   -------------
Deferred income taxes - noncurrent       $     566,917   $     592,022
                                         =============   =============

      Deferred income taxes on price risk management assets and liabilities are reflected net as a component of Other, net above.

      Federal and state income taxes as set forth in the Consolidated Statements of Income were comprised of the following:

                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                  --------------------   --------------------
                                     2000      1999         2000       1999
                                  =========  =========   =========  =========
                                             (Dollars in thousands)
Current income taxes -
 Federal                          $  29,842  $  27,636   $ 117,844  $ 114,289
 State                                4,053      3,888      15,971     16,310
                                  ---------  ---------   ---------  ---------
                                     33,895     31,524     133,815    130,599
                                  ---------  ---------   ---------  ---------
Deferred income taxes, net -
 Federal                               (231)     3,006     (29,926)   (28,849)
 State                                  (20)       281      (2,503)    (2,321)
                                  ---------  ---------   ---------  ---------
                                       (251)     3,287     (32,429)   (31,170)
                                  ---------  ---------   ---------  ---------
Deferred investment tax credits,
 net                                 (1,772)    (1,782)     (5,315)    (5,345)
                                  ---------  ---------   ---------  ---------
  Total utility operating income
   taxes                             31,872     33,029      96,071     94,084

Income tax applicable to non-
 operating activities and income
 of subsidiaries                       (275)     1,049         697      1,043
                                  ---------  ---------   ---------  ---------
  Total income taxes              $  31,597  $  34,078   $  96,768  $  95,127
                                  =========  =========   =========  =========

                                     Twelve Months
                                   Ended September 30,
                                  --------------------
                                     2000      1999
                                  =========  =========
                                 (Dollars in thousands)
Current income taxes -
 Federal                          $ 139,342  $ 134,355
 State                               17,763     18,459
                                  ---------  ---------
                                    157,105    152,814
                                  ---------  ---------
Deferred income taxes, net -
 Federal                            (19,268)   (16,082)
 State                               (1,487)    (1,132)
                                  ---------  ---------
                                    (20,755)   (17,214)
                                  ---------  ---------
Deferred investment tax credits,
 net                                 (7,096)    (7,158)
                                  ---------  ---------
  Total utility operating income
   taxes                            129,254    128,442

Income tax applicable to non-
 operating activities and income
 of subsidiaries                     (1,931)       958
                                  ---------  ---------
  Total income taxes              $ 127,323  $ 129,400
                                  =========  =========

      A reconciliation of total income tax expense to an amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

                                      Three Months           Nine Months
                                   Ended September 30,    Ended September 30,
                                  ---------  ---------   ---------  ---------
                                     2000       1999        2000       1999
                                  =========  =========   =========  =========
                                             (Dollars in thousands)
Net income                        $  56,104  $  62,115   $ 171,871  $ 172,263
Add-Income taxes                     31,597     34,078      96,768     95,127
                                  ---------  ---------   ---------  ---------
Net income before income taxes    $  87,701  $  96,193   $ 268,639  $ 267,390
                                  =========  =========   =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $  30,696  $  33,668   $  94,024  $  93,587

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                     918        969       2,753      2,906
  Amortization of deferred
   investment tax credits            (1,772)    (1,782)     (5,315)    (5,345)
  State income taxes, net of
   federal income tax benefit         2,614      2,809       7,878      8,281
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                            (920)      (721)     (2,758)    (2,163)
  Other, net                             61       (865)        186     (2,139)
                                  ---------  ---------   ---------  ---------
   Total income taxes             $  31,597  $  34,078   $  96,768  $  95,127
                                  =========  =========   =========  =========

                                     Twelve Months
                                   Ended September 30,
                                  ---------  ---------
                                     2000       1999
                                  =========  =========
                                 (Dollars in thousands)
Net income                        $ 221,719  $ 235,638
Add-Income taxes                    127,323    129,400
                                  ---------  ---------
Net income before income taxes    $ 349,042  $ 365,038
                                  =========  =========
Amount derived by multiplying
 pre-tax income by the statutory
 rate                             $ 122,165  $ 127,763

Reconciling items multiplied by
 the statutory rate:
  Book depreciation over related
   tax depreciation                   3,781      3,904
  Amortization of deferred
   investment tax credits            (7,096)    (7,158)
  State income taxes, net of
   federal income tax benefit        10,058     10,866
  Reversal of deferred taxes
   provided at rates in excess
   of the current federal income
   tax rate                          (6,052)    (4,822)
  Other, net                          4,467     (1,153)
                                  ---------  ---------
   Total income taxes             $ 127,323  $ 129,400
                                  =========  =========

(5) PENSION PLANS: NiSource has a noncontributory, defined benefit retirement plan covering substantially all employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

      The change in the benefit obligation for 1999 and 1998 is as follows:

                                     1999        1998
                                  =========    =========
                                  (Dollars in thousands)

Benefit obligation at beginning   $ 914,273    $ 843,049
 of year (January 1,)
Service cost                         15,858       15,347
Interest cost                        61,613       58,337
Plan amendments                           0       14,655
Actuarial (gain) loss               (50,217)      37,247
Benefits paid                       (54,823)     (54,362)
                                  ---------    ---------
Benefit obligation at end of
 the year (December 31,)          $ 886,704    $ 914,273
                                  =========    =========

      The change in the fair value of the plan's assets for years 1999 and 1998 is as follows:

                                     1999           1998
                                  ===========    ===========
                                    (Dollars in thousands)
Fair value of plan assets at      $   958,435    $   896,950
 beginning of year January 1,)
Actual return on plan's assets        158,775         82,547
Employer contributions                 35,000         33,300
Benefits paid                         (54,823)       (54,362)
                                  -----------    -----------
Plan assets at fair value at
 end of the year (December 31,)   $ 1,097,387    $   958,435
                                  ===========    ===========

      The plan's assets are invested primarily in common stocks, bonds and notes.

      The plan's funded status as of December 31,1999 and 1998 is as follows:

                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)
Plan assets in excess of          $ 210,683    $  44,162
 benefit obligation
Unrecognized net actuarial (gain)  (140,665)     (16,162)
Unrecognized prior service cost      50,165       55,761
Unrecognized transition amount       21,953       27,442
                                  ---------    ---------
Prepaid pension costs             $ 142,136    $ 111,203
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

      The long-term portion of prepaid pension costs were $190.5 million and $141.5 million at September 30, 2000 and December 31, 1999, respectively, and are reported under the caption "Prepayments and Other" in the Consolidated Balance Sheet.

      The following items are the components of provisions for pensions for the three month, nine month and twelve month periods ended September 30, 2000 and September 30, 1999:

                    Three Months          Nine Months         Twelve Months
                       Ended                Ended                Ended
                    September 30,        September 30,        September 30,
                 --------  --------   --------  --------   --------  --------
                   2000      1999       2000      1999       2000      1999
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)
Service costs    $  4,265  $  4,123   $ 12,796  $ 12,371   $ 16,283  $ 15,725
Interest costs     16,899    15,403     50,696    46,209     66,100    62,400
Expected return
 on plan assets   (24,367)  (21,121)   (73,101)  (63,365)   (94,224)  (87,753)
Amortization of
 transition
 obligation         1,373     1,373      4,117     4,117      5,488     5,801
Amortization of
 prior service
 costs              1,398     1,398      4,196     4,196      5,596     5,543
Amortization of
 (gain)              (686)        0     (2,060)        0     (2,060)        0
                 --------  --------   --------  --------   --------  --------
                 $ (1,118) $  1,176   $ (3,356) $  3,528   $ (2,817) $  1,716
                 ========  ========   ========  ========   ========  ========

      Assumptions used in the valuation and determination of 2000 and 1999 pension expense were as follows:

                                                     2000         1999
                                                     =====        =====
Discount rate                                        7.75%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Expected long-term rate of return on assets          9.00%        9.00%

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

      The following table sets forth the change in the plan's accumulated postretirement benefit obligation (APBO) as of December 31, 1999 and 1998:


                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)
Accumulated postretirement        $ 207,079    $ 195,003
 benefit obligation at
 beginning of year (January 1,)
Service cost                          3,010        3,314
Interest cost                        14,217       13,685
Plan amendments                       1,191            0
Actuarial (gain) loss               (15,959)       6,260
Benefits paid                       (13,883)     (11,183)
                                  ---------    ---------
Accumulated postretirement
 benefit obligation at
 end of the year (December 31,)   $ 195,655    $ 207,079
                                  =========    =========

      The change in the fair value of the plan's assets for the years 1999 and 1998 is as follows:

                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)
Fair value of plan assets at      $   2,903    $   2,400
 beginning of year (January 1,)
Actual return on plan assets            704        1,103
Employer contributions               12,477        9,301
Participant contributions             1,191        1,282
Benefits paid                       (13,883)     (11,183)
                                  ---------    ---------
Plan assets at fair value at
 end of the year (December 31,)   $   3,392    $   2,903
                                  =========    =========

      Following is the funded status for postretirement benefits as of December 31, 1999 and 1998:

                                     1999         1998
                                  =========    =========
                                  (Dollars in thousands)
Funded status                     $(192,262)   $(204,176)
Unrecognized net actuarial (gain)  (103,623)     (90,700)
Unrecognized prior service cost       3,178        3,458
Unrecognized transition amount      139,719      150,466
                                  ---------    ---------
Accrued liability for
 postretirement benefits          $(152,988)   $(140,952)
                                  =========    =========

      In order to determine the APBO at December 31, 1999 a discount rate of 7.75% and a pre-Medicare medical trend rate of 6% declining to a long-term rate of 5% was used, and at December 31, 1998, a discount rate of 7% and a pre-Medicare medical trend rate of 7% declining to a long-term rate of 5% was used. The accrued liability for postretirement benefits was $155.1 million at September 30, 2000.

      Net periodic postretirement benefits costs, before consideration of the rate-making discussed previously, for the three month, nine month and twelve month periods ended September 30, 2000 and September 30, 1999 include the following components:

                     Three Months       Nine Months       Twelve Months
                        Ended              Ended              Ended
                     September 30,      September 30,      September 30,
                   -------  -------   -------  -------   -------  -------
                     2000     1999      2000     1999     2000     1999
                   =======  =======   =======  =======   =======  =======
                                   (Dollars in thousands)
Service costs      $   761  $   781   $ 2,184  $ 2,608   $ 2,890  $ 3,032
Interest costs       3,900    3,850    11,700   11,550    13,835   14,285
Expected return
 on plan assets        (50)     (50)     (150)    (150)     (216)    (216)
Amortization of
 transition
 obligation
 over twenty years   2,700    2,675     8,100    8,025    10,823   10,748
Amortization of
 prior service cost     75       75       225      225       279      279
Amortization of
 actuarial (gain)   (1,375)  (1,150)   (4,125)  (3,450)   (6,461)  (5,111)
                   -------  -------   -------  -------   -------  -------
                   $ 6,011  $ 6,181   $17,934  $18,808   $21,150  $23,017
                   =======  =======   =======  =======   =======  =======

      Assumptions used in the determination of 2000 and 1999 net periodic postretirement benefit costs were as follows:

                                                     2000         1999
                                                     =====        =====
Discount rate                                        7.75%        7.00%
Rate of increase in compensation levels              4.50%        4.50%
Assumed annual rate of increase in health
 care benefits                                       7.00%        7.00%
Assumed ultimate trend rate                          5.00%        5.00%


      The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the APBO at January 1, 2000 by approximately $21.9 million, and increase the aggregate of the service and interest cost components of plan costs by approximately $0.6 million and $1.8 million for the three month and nine month periods ended September 30, 2000. The effect of a 1% decrease in the assumed health care cost trend rates for each future year would decrease the APBO at January 1, 2000 by approximately $18.1 million, and decrease the aggregate of the service and interest cost components of plan costs by approximately $0.4 million and $1.4 million for the three month and nine month periods ended September 30,2000. Amounts disclosed above could be changed significantly in the future by changes in health care costs, work force demographics, interest rates, or plan changes.

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

      Note 8 sets forth the preferred stocks which are redeemable solely at the option of Northern Indiana, and Note 9 sets forth the preferred stocks which are subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana.

      The preferred shareholders of Northern Indiana have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

(8) PREFERRED STOCKS, REDEEMABLE SOLELY AT THE OPTION OF NORTHERN INDIANA, OUTSTANDING AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (SEE NOTE 7):

                                                                Redemption
                                                                 Price at
                                 September 30,  December 31,   September 30,
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

Cumulative preferred stock -
 no par value -
  Adjustable rate (6.00% at
   September 30, 2000), Series A
   (stated value $50 per share)
   473,285 shares outstanding          23,664         23,664         $50.00
                                 ------------   ------------
                                 $     81,114   $     81,114
                                 ============   ============

      During the period October 1, 1998 to September 30, 2000, there were no additional issuances of the above preferred stocks. The foregoing preferred stocks are redeemable in whole or in part, at any time upon thirty days' notice at the option of Northern Indiana at the redemption prices shown.

(9) REDEEMABLE PREFERRED STOCKS OUTSTANDING AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (SEE NOTE 7):

      Preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of Northern Indiana, excluding sinking fund payments due within one year were as follows:


                                                  September 30,  December 31,
                                                      2000           1999
                                                  ============   ============
                                                     (Dollars in thousands)
Preferred stocks subject to mandatory redemption
 requirements or whose redemption is outside the
 control of Northern Indiana:

 Cumulative preferred stock - $100 par value -
  8.85% series - 25,000 and 37,500 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year              $      2,500   $      3,750

  7-3/4% series - 27,798 shares outstanding,
   excluding sinking fund payments due within
   one year                                              2,780          2,780

  8.35% series - 39,000 and 45,000 shares
   outstanding, respectively, excluding sinking
   fund payments due within one year                     3,900          4,500

 Cumulative preferred stock - no par value -
  6.50% series - 430,000 shares outstanding             43,000         43,000
                                                  ------------   ------------
                                                  $     52,180   $     54,030
                                                  ============   ============

      The redemption prices at September 30, 2000, as well as sinking fund provisions, for the cumulative preferred stocks subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

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

  8.35%  $102.95, reduced periodically           3,000 shares on or before
                                                  July 1; increasing to 6,000
                                                  shares beginning in 2004;
                                                  noncumulative option
                                                  to double amount each
                                                  year.

 Cumulative preferred stock - no par value -
  6.50%  $100.00 on October 14, 2002             430,000 shares on October 14,
                                                  2002.


      Sinking fund requirements with respect to redeemable preferred stocks outstanding at September 30, 2000 for each of the twelve month periods subsequent to September 30, 2001, were as follows:

Twelve Months Ended September 30,
==================================
      (Dollars in thousands)
2002                      $  1,828
2003                      $ 44,828
2004                      $    878
2005                      $    878


      Sinking fund payments due within one year are reported under the caption "Other" included in Current Liabilities in the Consolidated Balance Sheet.

(10) COMMON SHARE DIVIDEND: Northern Indiana's Indenture dated August 1, 1939, as amended and supplemented (Indenture), provides that it will not declare or pay any dividends on any class of capital stock (other than preferred or preference stock) except out of the earned surplus or net profits of Northern Indiana. At September 30, 2000, Northern Indiana had approximately $134.0 million of retained earnings (earned surplus) available for the payment of dividends. Future dividends will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

(11) COMMON SHARES: Effective with the exchange of common shares on March 3, 1988, all of Northern Indiana's common shares are owned by NiSource.

(12) LONG-TERM INCENTIVE PLAN: NiSource has two long-term incentive plans for key management employees, including management of Northern Indiana, that were approved by shareholders on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan). The 1988 Plan, as amended and restated, and the 1994 Plan, as amended and restated, were re-approved by shareholders on April 14, 1999. The Plans permit the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights and performance units. Under the Plans, the exercise price of each option equals the market price of common stock on the date of grant. Each option has a maximum term of ten years and vests one year from the date of grant.

The 1988 Plan provided for the issuance of up to 5.0 million common shares to key employees through April 1998. On January 29, 2000, the Board of Directors of NiSource approved certain additional amendments to the 1994 Plan and on June 1, 2000, the 1994 Plan, as amended and restated, was approved by shareholders at the 2000 Annual Meeting of Shareholders of NiSource. The amended and restated 1994 Plan provides for the issuance of up to 11 million shares through April 2004, and permits contingent stock awards and dividend equivalents payable on grants of options, stock appreciation rights (SARs), performance units and contingent stock awards. At September 30, 2000, there were 6,006,336 shares reserved for future awards under the amended and restated 1994 Plan.

      SARs may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, NiSource's common shares, or a combination thereof. Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapsed on January 27, 2000 and vested 116% of the number awarded, due to attaining specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 lapsed two years from date of grant and vested at 100% of the number awarded. Restrictions on shares awarded in 2000 lapse three years from date of grant and vesting may vary from 0% to 200% if the number awarded, subject to specific performance goals. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 679,500 and 513,500 restricted shares outstanding at September 30, 2000 and December 31, 1999, respectively.

      Northern Indiana accounts for its allocable portion of these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for nonqualified stock options. The compensation cost that has been charged against net income for restricted stock awards was
0.2 million and $0.3 million for the three month, $0.5 million and $0.7 million for the nine month and $0.9 million and $0.9 million for the twelve month periods ending September 30, 2000 and September 30, 1999, respectively.

      Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," net income would have been reduced to the following pro forma amounts:

                   Three Months         Nine Months          Twelve Months
                      Ended                Ended                Ended
                  September 30,        September 30,        September 30,
                ------------------   ------------------   --------  --------
                  2000      1999       2000      1999       2000      1999
                ========  ========   ========  ========   ========  ========
                                   (Dollars in thousands)
Net Income:
 As reported    $ 56,104  $ 62,115   $171,871  $172,263   $221,719  $235,638
 Pro forma      $ 55,368  $ 61,724   $169,910  $171,065   $219,347  $234,036


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998:

                           August      January       August        August
                            2000         2000         1999          1998
                         ==========   ==========   ==========    ==========
Interest Rate                  6.6%        6.60%        5.87%         5.29%
Expected Dividend Yield       $1.08        $1.08        $1.02         $0.96
Expected Life             5.8 years    5.4 years   5.25 years     5.4 years
Volatility                   26.16%       28.98%       15.72%        13.09%


      The weighted average fair value of options granted to all plan participants was $4.33 and $3.66 for the twelve month periods ended September 30, 2000 and September 30, 1999, respectively. There were 1,235,000 and 744,750 non-qualified stock options granted to all plan participants for the twelve month periods ended September 30, 2000 and September 30, 1999, respectively.

(13) LONG-TERM DEBT: At September 30, 2000 and December 31, 1999, the long-term debt of Northern Indiana, excluding amounts due within one year, issued and not retired or canceled was as follows:

                                                    AMOUNT OUTSTANDING
                                               ---------------------------
                                               September 30,  December 31,
                                                   2000           1999
                                               ============   ============
                                                  (Dollars in thousands)
First mortgage bonds -
 Series T, 7-1/2%, due April 1, 2002           $     38,000   $     38,500
 Series NN, 7.10%, due July 1, 2017                  55,000         55,000
                                               ------------   ------------
    Total                                            93,000         93,500
                                               ------------   ------------
Pollution control notes and bonds -
 Series A Note -
  City of Michigan City, 5.70% due
  October 1, 2003                                    14,000         14,000
 Series 1988 Bonds - Jasper County -
  Series  A, B and C - 4.50% weighted
  average at September 30, 2000, due
  November 1, 2016                                  130,000        130,000
 Series 1988 Bonds - Jasper County -
  Series D - 4.47% weighted average at
  September 30, 2000, due November 1, 2007           24,000         24,000
 Series 1994 Bonds - Jasper County -
  Series A - 5.55% at September 30, 2000,
  due August 1, 2010                                 10,000         10,000
 Series 1994 Bonds - Jasper County -
  Series B - 5.55% at September 30, 2000,
  due June 1, 2013                                   18,000         18,000
 Series 1994 Bonds - Jasper County -
  Series C - 5.55% at September 30, 2000,
  due April 1, 2019                                  41,000         41,000
                                               ------------   ------------
    Total                                           237,000        237,000
                                               ------------   ------------
Medium-term notes -
 Interest rates between 6.50% and 7.69% with
  a weighted average interest rate of 7.06%
  and various maturities between
  June 3, 2002 and August 4, 2027                   578,025        593,025
                                               ------------   ------------
Unamortized premium and discount
 on long-term debt, net                              (2,826)        (3,112)
                                               ------------   ------------
    Total long-term debt excluding
    amounts due in one year                    $    905,199   $    920,413
                                               ============   ============

      The sinking fund requirements and maturities of long-term debt outstanding at September 30, 2000 for each of the twelve month periods subsequent to September 30, 2001, were as follows:

Twelve Months Ended September 30,
=================================
      (Dollars in thousands)
2002                    $  58,000
2003                    $ 128,500
2004                    $  38,000
2005                    $  71,275

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

      Northern Indiana is authorized to issue and sell up to $217,692,000 Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of September 30, 2000, $139.0 million of the medium-term notes had been issued with various interest rates and maturities.

(14) CURRENT PORTION OF LONG-TERM DEBT: At September 30, 2000 and December 31, 1999, Northern Indiana's current portion of long-term debt due within one year was as follows:

                                             September 30,     December 31,
                                                 2000              1999
                                             ============      ============
                                                 (Dollars in thousands)
Medium-term notes -
 Interest rate 6.60%, due August 15, 2001    $     15,000      $    155,000
Sinking funds due within one year                   3,000             3,000
                                             ------------      ------------
   Total current portion of long-term debt   $     18,000      $    158,000
                                             ============      ============

(15) SHORT-TERM BORROWINGS: Northern Indiana entered into a 364-day $200 million revolving credit agreement that terminates on September 23, 2001. Under this agreement, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term period. This agreement provides financing flexibility and may be used to support the issuance of commercial paper. As of September 30, 2000, there were no borrowings outstanding under this agreement.

      In addition, Northern Indiana has $11.4 million in lines of credit with lenders at either the lender's commercial prime or market lending rates. As of September 30, 2000, there were no borrowings under these lines of credit.

      Northern Indiana also has $171.5 million of money market lines of credit. As of September 30, 2000 and December 31, 1999, $107.7 million and $33.7 million, respectively, were outstanding under these lines of credit.

      At September 30, 2000 and December 31, 1999, Northern Indiana's short-term borrowings were as follows:

                                             September 30,     December 31,
                                                 2000             1999
                                             ============      ============
                                                 (Dollars in thousands)
Commercial paper -
 Weighted average interest rate of 6.59%     $    183,500      $     62,565
  at September 30, 2000
Notes payable -
 Issued at interest rates between 6.65%
  and 7.60% with a weighted average
  interest rate of 6.82% and maturities
  of October 2, 2000 and October 17, 2000         107,700            33,725
                                             ------------      ------------
Total short-term borrowings                  $    291,200      $     96,290
                                             ============      ============

(16) OPERATING LEASES: On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NiSource Development Company, Inc., a subsidiary of NiSource, at a current annual rental payment of approximately $3.5 million.

      The following is a schedule, by years, of future minimum rental payments, excluding those to associated companies, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2000:

Twelve Months Ended September 30,
================================
   (Dollars in thousands)
2001                 $  7,030
2002                    7,030
2003                    7,031
2004                    5,643
2005                    4,060
Later years            28,415
                     --------
Total minimum
 payments required   $ 59,209
                     ========

      The consolidated financial statements include rental expense for all operating leases as follows:

                            September 30,  September 30,
                                2000           1999
                            ============   ============
                              (Dollars in thousands)
Three months ended               $ 2,699        $ 2,919
Nine months ended                $ 8,105        $ 8,210
Twelve months ended              $11,033        $10,637

(17) COMMITMENTS: Northern Indiana estimates that approximately $1.1 billion will be expended for construction purposes for the period from January 1, 2000 to December 31, 2004. Substantial commitments have been made in connection with this program.

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

(18) RISK MANAGEMENT ACTIVITIES: Northern Indiana uses certain commodity-based derivative financial instruments to manage certain risks inherent in its business. Northern Indiana's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. The open positions resulting from risk management activities are managed in accordance with strict policies which limit exposure to market risk and require daily reporting to management of potential financial exposure.

      Northern Indiana uses futures contracts, options and swaps to hedge a portion of its price risk associated with its non-trading activities in gas supply for its regulated gas utility and certain customer choice programs. At September 30, 2000, Northern Indiana had no futures contracts outstanding.

      Northern Indiana's trading operations include the activities of its power trading business. Northern Indiana employs a value-at-risk (VaR) model to assess the market risk of its energy trading portfolios. Northern Indiana estimates the one-day VaR for its trading group which utilizes derivatives using either a Monte Carlo simulation or variance/covariance at 95 percent confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.9 million, $1.8 million and $0.5 million, $0.7 million, $2.1 million and $0.004 million and $0.7 million, $2.1 million and $0.004 million for the three month, nine month and twelve month periods ended September 30, 2000, respectively.

      Unrealized gains and losses on Northern Indiana's trading portfolio are recorded as price risk management assets and liabilities. The market prices used to value price risk management activities reflect the best estimate of market prices considering various factors, including closing exchange and over-the- counter quotations and price volatility factors underlying the commitments. The accompanying Consolidated Balance Sheet reflects price risk management assets of $14.2 million and $31.7 million at September 30, 2000 and December 31, 1999, respectively, of which $12.4 million and $31.7 million were included in "Price risk management assets" and $1.8 million and $0.0 million were included under the caption "Prepayments and other" included in the Other
Assets at September 30, 2000 and December 31, 1999, respectively. The accompanying Consolidated Balance Sheet also reflects price risk management liabilities (including net option premiums) of $44.5 million and $54.0 million of which $24.0 million and $54.0 million were included in "Price risk management liabilities" and $20.5 million and $0.0 million were included in "Other noncurrent liabilities" at September 30, 2000 and December 31, 1999, respectively. Power trading results are reflected on a net basis in the accompanying Consolidated Statements of Income, consistent with the guidance in EITF Issue No. 98-10 with respect to the use of written options and its settlement methodology with respect to physical forward sales and purchase contracts.

      Northern Indiana has recorded as a component of electric revenues a realized net profit of $3.1 million, $10.7 million and $13.1 million for the three month, nine month and twelve month periods ended September 30, 2000, respectively, and $5.0 million, $8.6 million and $8.6 million for the three month, nine month and twelve months ended September 30, 1999, respectively. These net amounts reflect realized revenues and cost of sales related to option contracts and physical forward sales and purchase contracts as follows:

                    Three Months         Nine Months         Twelve Months
                       Ended                Ended                Ended
                   September 30,        September 30,        September 30,
                 --------  --------   --------  --------   --------  --------
                   2000      1999       2000      1999       2000      1999
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)
Power trading
 revenues        $203,085  $121,461   $378,003  $178,339   $437,420  $178,339
Power trading
 cost of sales   $203,154  $115,264   $370,339  $171,294   $429,466  $171,294


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

      The carrying values and estimated fair values of financial instruments were as follows:

                             September 30, 2000        December 31, 1999
                           ----------------------   ----------------------
                            Carrying    Estimated    Carrying    Estimated
                             Amount    Fair Value     Amount    Fair Value
                           ==========  ==========   ==========  ==========
                                        (Dollars in thousands)
Cash and cash equivalents  $   10,151  $   10,151   $    6,145  $    6,145
Investments                $      251  $      251   $      251  $      251
Long-term debt (including
 current portion)          $  923,199  $  841,535   $1,078,413  $  997,196
Preferred stock (including
 current portion)          $  135,122  $  110,064   $  136,972  $  116,464


      Northern Indiana is subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

(20) CUSTOMER CONCENTRATIONS: Northern Indiana is a public utility operating company supplying natural gas and electrical energy in the northern third of Indiana. Although Northern Indiana has a diversified base of residential and commercial customers, a substantial portion of its electric and gas industrial deliveries are dependent upon the basic steel industry. The basic steel industry accounted for 2% of gas revenues (including transportation services) and 20% of electric revenues for the twelve months ended September 30, 2000 as compared to 3% and 17%, respectively, for the twelve months ended September 30,1999.

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

      Reportable segments are operations that are managed separately and meet certain quantitative thresholds.

      Revenues for each segment are attributable to customers in the United States.

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

For the Three Months                                      Adjust-
Ended September 30, 2000    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)
Operating revenues       $119,424  $  292,216  $      0  $      0  $  411,640
Other income (deductions)$   (106) $      (29) $    405  $      0  $      270
Depreciation and
 amortization            $ 19,481  $   40,402  $      0  $      0  $   59,883
Income before interest
 and utility income
 taxes                   $ (9,413) $  117,342  $    405  $      0  $  108,334
Assets                   $949,661  $2,721,384  $      0  $      0  $3,671,045
Capital expenditures     $ 15,275  $   33,398  $      0  $      0  $   48,673

For the Three Months                                      Adjust-
Ended September 30, 1999    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)
Operating revenues       $ 84,156  $  324,940  $      0  $      0  $  409,096
Other income (deductions)$    126  $      332  $  1,224  $     (1) $    1,681
Depreciation and
 amortization            $ 18,685  $   39,737  $      0  $      0  $   58,422
Income before interest
 and utility income
 taxes                   $ (4,334) $  116,951  $  1,223  $      0  $  113,840
Assets                   $842,476  $2,769,900  $      0  $      0  $3,612,376
Capital expenditures     $ 21,801  $   24,646  $      0  $      0  $   46,447

For the Nine Months                                       Adjust-
Ended September 30, 2000    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)
Operating revenues       $513,273  $  800,690  $      0  $      0  $1,313,963
Other income (deductions)$    361  $       48  $  1,709  $    (32) $    2,086
Depreciation and
 amortization            $ 58,136  $  120,560  $      0  $      0  $  178,696
Income before interest
 and utility income
 taxes                   $ 39,768  $  284,783  $  1,712  $    (35) $  326,228
Assets                   $949,661  $2,721,384  $      0  $      0  $3,671,045
Capital expenditures     $ 38,582  $   91,132  $      0  $      0  $  129,714

For the Nine Months                                       Adjust-
Ended September 30, 1999    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)
Operating revenues       $435,237  $  853,294  $      0  $      0  $1,288,531
Other income (deductions)$    908  $      671  $    161  $    (39) $    1,701
Depreciation and
 amortization            $ 55,835  $  118,785  $      0  $      0  $  174,620
Income before interest
 and utility income
 taxes                   $ 45,610  $  275,909  $    110  $     12  $  321,641
Assets                   $842,476  $2,769,900  $      0  $      0  $3,612,376
Capital expenditures     $ 42,995  $   90,161  $      0  $      0  $  133,156

For the Twelve Months                                     Adjust-
Ended September 30, 2000    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)
Operating revenues       $722,723  $1,054,928  $      0  $      0  $1,777,651
Other income (deductions)$  1,324  $       85  $ (3,257) $    (15) $   (1,863)
Depreciation and
 amortization            $ 77,317  $  160,314  $      0  $      0  $  237,631
Income before interest
 and utility income
 taxes                   $ 68,259  $  364,180  $ (3,256) $    (16) $  429 167
Assets                   $949,661  $2,721,384  $      0  $      0  $3,671,045
Capital expenditures     $ 56,928  $  132,468  $      0  $      0  $  189,396

For the Twelve Months                                     Adjust-
Ended September 30, 1999    Gas     Electric    Other     ments      Total
------------------------ --------  ----------  --------  --------  ----------
                                      (Dollars in thousands)
Operating revenues       $618,360  $1,106,103  $      0  $      0  $1,724,463
Other income (deductions)$  1,495  $      869  $ (1,209) $   (106) $    1,049
Depreciation and
 amortization            $ 74,054  $  158,466  $      0  $      0  $  232,520
Income before interest
 and utility income
 taxes                   $ 78,982  $  361,351  $ (1,303) $    (12) $  439,018
Assets                   $842,476  $2,769,900  $      0  $      0  $3,612,376
Capital expenditures     $ 60,638  $  127,962  $      0  $      0  $  188,600


      The following table reconciles total reportable segment income before interest and utility income taxes to net income for three month, nine month and twelve month periods ended September 30, 2000 and 1999:

                    Three Months         Nine Months         Twelve Months
                 Ended September 30,  Ended September 30,  Ended September 30,
                 ------------------   ------------------   ------------------
                   2000      1999       2000      1999       2000      1999
                 ========  ========   ========  ========   ========  ========
                                    (Dollars in thousands)
Income before
 interest and
 utility income
 taxes           $108,334  $113,840   $326,228  $321,641   $429,167  $439,018

Interest           20,358    18,696     58,286    55,294   $ 78,194  $ 74,938

Utility income
 taxes             31,872    33,029     96,071    94,084   $129,254  $128,442
                 --------  --------   --------  --------   --------  --------
Net income       $ 56,104  $ 62,115   $171,871  $172,263   $221,719  $235,638
                 ========  ========   ========  ========   ========  ========

(22)   EVENT (UNAUDITED) SUBSEQUENT TO DATE OF AUDITORS' REPORT:  On
November 1, 2000, NiSource, the Parent Company of Northern Indiana, completed its acquisition of Columbia Energy Group (CEG) for approximately $6 billion, plus the assumption of approximately $2 billion of CEG debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OPERATING REVENUES -

      GAS REVENUES. Gas revenues were $722.7 million for the twelve months ended September 30, 2000, an increase of $104.4 million from the comparable period ended twelve months ended September 30, 1999. This increase was mainly due to the pass-through of increased gas costs, increased gas transportation services and increased revenue per dekatherm from wholesale customers, partially offset by decreased sales to residential and commercial customers as a result of warmer weather during the period and decreased gas transition costs. During the period, gas deliveries in dekatherms (dth) decreased mainly as a result of decreased deliveries to residential and commercial customers reflecting heating degree-days being 3% lower than 1999 and decreased wholesale gas sales, partially offset by increased deliveries to industrial customers and increased gas transportation services.

      Gas revenues were $513.3 million for the nine months ended
September 30, 2000, an increase of $78.0 million from the comparable period ended September 30, 1999. This increase was mainly due to the pass-through of increased gas costs and increased industrial sales, partially offset by decreased sales to residential and commercial customers due to a significantly warmer weather during the period. During the period, gas deliveries in dth decreased mainly as a result of decreased gas deliveries to residential and commercial customers reflecting heating degree-days 6% lower than 1999 and decreased gas transportation services, partially offset by increased industrial sales.

      Gas revenues were $119.4 million for the three months ended
September 30, 2000, an increase of $35.2 million from the comparable period ended September 30, 1999. This increase was mainly due to the pass-through of increased gas costs, increased industrial sales and increased sales to residential and commercial customers due to cooler weather during the period, partially offset by decreased wholesale gas sales and decreased transportation services. During the 2000 period, gas deliveries in dth decreased mainly as a result of decreased wholesale gas sales and decreased gas transportation services, partially offset by increased industrial sales and increased gas deliveries to residential and commercial customers reflecting heating degree days 51% higher than 1999.

      Large commercial and industrial customers continue to utilize transportation services provided by Northern Indiana. Gas transportation customers purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over Northern Indiana's system. Northern Indiana transported 38.1 million, 133.8 million and 183.7 million dth for others during the three month, nine month and twelve month periods ended September 30, 2000, respectively.

      The basic steel industry accounted for 39% of natural gas delivered (including volumes transported) during the twelve months ended
September 30, 2000.

      The components of the changes in gas operating revenues are shown in the following table:

                                                September 30, 2000
                                                   Compared to
                                                September 30, 1999
                                        ---------------------------------
                                          Three        Nine      Twelve
                                         Months       Months     Months
                                        =========   =========   =========
                                             (Dollars in thousands)
Gas Revenue Changes -
 Pass through of net changes in
  purchased gas costs, gas storage,
  and storage transportation costs      $  27,005   $  90,546   $ 111,102
 Gas transition costs                          (3)       (451)     (1,159)
 Changes in sales levels                   10,313     (14,701)    (18,106)
 Gas transported                             (772)        531       1,383
 Wholesale gas                             (1,275)      2,111      11,143
                                        ---------   ---------   ---------
Total Gas Revenue Change                $  35,268   $  78,036   $ 104,363
                                        =========   =========   =========


      GAS COSTS OF ENERGY. Gas costs increased $102.8 million (29%) to $457.2 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999, due to increased purchased gas costs per dth, partially offset by decreased gas transition costs. The average cost for purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $3.49 per dth as compared to $2.37 for the comparable period ended September 30, 1999.

      Gas costs increased $77.5 million (31%) to $328.5 million for the nine months ended September 30, 2000, from the comparable period ended
September 30, 1999, mainly due to increased gas costs per dth. The average cost for purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $3.61 per dth as compared to $2.39 for the comparable period ended September 30, 1999.

      Gas costs increased $29.8 million (56%) to $82.5 million for the three months ended September 30, 2000, from the comparable period ended
September 30, 1999, mainly due to increased gas costs per dth. The average cost for purchased gas for the period, after adjustment for gas transition costs billed to transport customers, was $5.08 per dth as compared to $2.97 for the comparable period ended September 30, 1999.

      GAS OPERATING MARGIN. The gas operating margin for the twelve months ended September 30, 2000 increased $1.5 million to $265.6 million from the comparable period ended September 30, 1999. This increase is due to increased deliveries to industrial customers and increased transportation services, partially offset by decreased deliveries to residential and commercial customers reflecting warmer heating season during the period and decreased wholesale gas sales.

      Gas operating margin of $184.7 million for the nine months ended September 30, 2000 was relatively unchanged from the comparable period ended September 30, 1999.

      Gas operating margin increased $5.5 million to $36.9 million during the three months ended September 30, 2000 from the comparable period ended September 30, 1999. This increase is due to increased industrial sales and increased sales to residential and commercial customers reflecting increased heating days during the period, partially offset by decreased wholesale sales and decreased transportation services.

      ELECTRIC REVENUES. Electric revenues were $1.1 billion for the twelve months ended September 30, 2000, a decrease of $51.2 million from the comparable period ended September 30, 1999. The decrease in electric revenues was mainly due to decreased sales to residential customers, decreased wholesale transactions and decreased fuel costs, partially offset by increased sales to commercial and industrial customers. Sales of electricity in kilowatt-hours
(kwh) decreased 5% from the comparable period ended September 30, 1999.

      Electric revenues were $800.7 million for the nine months ended September 30, 2000, a decrease of $52.6 million from the comparable period ended September 30, 1999. The decrease in electric revenues was mainly due to decreased sales to residential customers, decreased wholesale transactions and decreased fuel costs, partially offset by increased sales to commercial and industrial customers. Sales of electricity in kwh decreased 7% from the comparable period ended September 30, 1999.

      Electric revenues were $292.2 million for the three months ended September 30, 2000, a decrease of $32.7 million from the comparable period ended September 30, 1999. The decrease in electric revenues was mainly due to decreased sales to residential and industrial customers, decreased wholesale transactions and decreased fuel costs, partially offset by increased sales to commercial customers. Sales of electricity in kwh decreased 8% from the comparable period ended September 30, 1999.

      The basic steel industry accounted for 33% of electric sales during the twelve months ended September 30, 2000.

      The components of the changes in electric operating revenues are shown in the following table:

                                                September 30, 2000
                                                   Compared to
                                                September 30, 1999
                                        ---------------------------------
                                          Three        Nine      Twelve
                                         Months       Months     Months
                                        =========   =========   =========
                                             (Dollars in thousands)
Electric Revenue Changes-
 Pass through of net changes in
  fuel costs                            $ (12,234)  $ (17,774)  $ (20,182)
 Changes in sales levels                   (6,958)      1,251      12,907
 Wholesale sales                          (13,532)    (36,081)    (43,900)
                                        ---------   ---------   ---------
Total Electric Revenue Change           $ (32,724)  $ (52,604)  $ (51,175)
                                        =========   =========   =========

      ELECTRIC COST OF ENERGY. Cost of fuel for electric generation decreased $5.5 million to $239.9 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 5% from the comparable period ended September 30, 1999, to
1.41 cents per kwh, for the twelve months ended September 30, 2000.

      Cost of fuel for electric generation decreased $9.2 million to $178.8 million for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 6% from the comparable period ended September 30, 1999, to 1.40 cents per kwh.

      Cost of fuel for electric generation decreased $7.3 million to $64.8 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999. The decrease is primarily due to decreased fuel costs per kwh generated. The average cost per kwh generated decreased 3% from the comparable period ended September 30, 1999, to 1.45 cents per kwh.

      POWER PURCHASED. Power purchased decreased $45.7 million to $26.2 million for the twelve months ended September 30, 2000 from the comparable period ended in September 30, 1999. The decrease is a result of decreased bulk power purchases and decreased cost per kwh.

      Power purchased decreased $40.7 million to $22.2 million for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999. The decrease is as a result of decreased bulk power purchases and decreased cost per kwh.

      Power purchased decreased $21.2 million to $7.0 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999. The decrease is as a result of decreased bulk power purchases and decreased cost per kwh.

      ELECTRIC OPERATING MARGIN. Operating margin from electric sales for the twelve months ended September 30, 2000 were relatively unchanged from the comparable period ended September 30, 1999.

      Operating margin from electric sales decreased $2.6 million to $599.7 million for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999. This period results included a $1.8 million charge to earnings due to a change in the regulatory mechanism for recovery of purchased power costs. This decrease is due to decreased sales to residential customers and decreased wholesale transaction, partially offset by increased sales to commercial and industrial customers.

      Operating margin from electric sales decreased $4.2 million to $220.4 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999. This decrease is due to decreased sales to residential and industrial customers and decreased wholesale transactions, partially offset by increased sales to commercial customers.

      OPERATING EXPENSES AND TAXES (EXCEPT INCOME). Operating expenses and taxes (except income) increased $8.5 million to $623.3 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999. Operating expenses and taxes (except income) decreased $6.3 million to $460.3 million for the nine months ended September 30, 2000 from the comparable period ended September 30, 1999. Operating expenses and taxes (except income) increased $5.3 million to $149.3 million for the three months ended
September 30, 2000 from the comparable period ended September 30, 1999.

      Operation expenses increased $8.2 million to $251.9 million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999. The increase is mainly due to the favorable $13.0 million insurance settlement related to manufactured gas plants site cleanup costs received in September 1999, increased employee related costs of $2.2 million, partially offset by decreased customer related costs of $2.8 million, decreased expenses of electric production facilities of $1.6 million and other decreased operating costs.

      Operation expenses decreased $4.5 million to $181.4 million for the nine months ended September 30, 2000 from the comparable period ended September 30,
1999.   The decrease is mainly due to lower employee related costs of $7.4 million, decreased sales and marketing costs of $1.3 million, decreased customer related costs of $1.4 million and various other decreased operating costs.

      Operation expenses increased $6.7 million to $60.0 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999. The increase is mainly due to the $13.0 million insurance settlement related to manufacturing gas plants site cleanup costs received in September 1999, partially offset by decreased employee related costs of $1.8 million and other decreased operating costs.

      Maintenance expenses increased $1.3 million to $66.4 million for the twelve months ended September 30, 2000 from comparable period ended September 30, 1999 due to increased maintenance activity for electric production facilities and electric distribution facilities.

      Maintenance expenses increased $0.9 million to $51.1 million for the nine months ended September 30, 2000 from comparable period ended
September 30, 1999 due to increased maintenance activity for electric distribution facilities, partially offset by decreased maintenance activity for electric production facilities.

      Maintenance expenses decreased $1.9 million to $12.6 million for the three months ended September 30, 2000 from comparable period ended September 30, 1999 due to decreased maintenance activity for electric production facilities and electric and gas distribution facilities.

      Depreciation and amortization expenses increased $5.1 million to $237.6 million, $4.1 million to $178.7 million and $1.5 million to $59.9 million for the twelve month, nine month and three month periods ended September 30, 2000, respectively, from the comparable periods ended September 30, 1999, resulting from plant additions.

      Taxes (except income) decreased $6.2 million to $67.4 million, $6.8 million to $49.0 million and $1.0 million to $16.8 million for the twelve month, nine month and three month periods ended September 30, 2000, respectively, from the comparable periods ended September 30, 1999 mainly as a result of decreased property tax expense.

      Utility income taxes for the twelve months ended September 30, 2000 remained relatively unchanged from the comparable periods ended September 30, 1999. Utility income taxes for the nine months ended September 30, 2000 increased $2.0 million to $96.1 million from the comparable periods ended September 30, 1999 as a result of increased pre-tax income. Utility income taxes for the three months ended September 30, 2000 decreased $1.2 million to $31.9 from the comparable period ended September 30, 1999 as a result of decreased pre-tax income.

      Other Income (Deductions) decreased $2.9 million to $(1.9) million for the twelve months ended September 30, 2000 from the comparable period ended September 30, 1999, as a result of increased power trading activities, partially offset by Northern Indiana deciding to abandon certain business facilities that were not consistent with its strategic direction. Other Income (Deductions) for the nine months ended September 30, 2000 were relatively unchanged. Other Income (Deductions) decreased $1.4 million to $0.3 million for the three months ended September 30, 2000 from the comparable period ended September 30, 1999, mainly due to decreased power trading activities.

      Interest charges for the twelve months ended increased $3.3 million to $78.2 million, $3.0 million to $58.3 million and $1.7 million to $20.4 million for the twelve month, nine month and three month periods ended September 30, 2000, respectively, from the comparable periods ended September 30, 1999, due to increased short-term borrowing.

      LIQUIDITY AND CAPITAL RESOURCES. Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. Because the utility and utility construction business is seasonal in nature, commercial paper is issued for short-term financing. As of September 30, 2000 and December 31, 1999, $183.5 million and $62.6 million of commercial paper was outstanding, respectively. The weighted average interest rate of commercial paper outstanding as of September 30, 2000 was 6.59%.

      Northern Indiana entered into a 364-day $200 million revolving credit agreement that terminates on September 23, 2001. Under this agreement, funds are borrowed at a floating rate of interest or, under certain circumstances, at a fixed rate of interest for a short-term periods. This agreement provides financing flexibility and may be used to support the issuance of commercial paper. As of September 30, 2000, there were no borrowings outstanding under this agreement.

      In addition, Northern Indiana has $11.4 million in lines of credit with lenders at either the lender's commercial prime or market lending rates. As of September 30, 2000, there were no borrowings under these lines of credit.

      Northern Indiana also has $171.5 million of money market lines of credit. As of September 30, 2000 and December 31, 1999, $107.7 million and $33.7 million, respectively, were outstanding under these lines of credit.

      Northern Indiana has arranged to put in place bond insurance to make the variable rate Jasper County Pollution Control Bonds more marketable. The bond insurance is scheduled to be in place for the 1988 series bonds on November 15, 2000 and on December 1, 2000 for the 1994 series bonds.

      On January 27, 2000, the Citizens Action Coalition (CAC), a private consumer organization, filed a petition before the Indiana Utility Regulatory Commission (IURC). The petition does not seek a specified amount of rate reduction, but rather alleges that the existing Northern Indiana electric rates are "unreasonable and unsafe," and seeks to have the IURC force Northern Indiana to produce detailed financial calculations that would justify its electric rates. Northern Indiana intends to oppose the petition on both legal and factual grounds, and believes that its current rates are just and reasonable as required by statute. On May 17, 2000 the IURC issued an order finding, among other things, that the type of investigation requested by CAC could only be conducted by the IURC itself. Northern Indiana has been meeting with the interested parties in this proceedings. As of October 30, 2000, no further orders have been issued in this proceeding.

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

TRADING RISKS
      COMMODITY MARKET RISK. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. Northern Indiana employs a VaR model to assess the market risk of its energy trading portfolios. Northern Indiana estimates the one-day VaR across all trading groups which utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95 percent confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $0.9 million, $1.8 million and $0.5 million, $0.7 million, $2.1 million and $0.004 million and $0.7 million, $2.1 million and $0.004 million for the three month, nine month and twelve month periods ended September 30, 2000, respectively. Northern Indiana implemented a VaR methodology in 1999 to introduce additional market sophistication and to recognize the developing complexity of its businesses.

NON-TRADING RISKS
      COMMODITY MARKET RISK. Currently, commodity price risk resulting from non-trading activities is relatively limited, since current regulations allow Northern Indiana to recoup any prudently incurred purchased power, fuel and gas costs through rate-making. As the utility industry undergoes deregulation, however, Northern Indiana will be providing services without the benefit of the traditional rate-making and, therefore, will be more exposed to commodity price risk. Additionally, Northern Indiana enters into certain sales contracts with customers based upon a fixed sales price and varying volumes which are ultimately dependent upon the customer's supply requirements. Northern Indiana utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

      INTEREST RATE RISK. Northern Indiana is exposed to interest rate risk as a result from changes in interest rates on borrowings under the revolving credit agreements and lines of credit. These instruments have interest rates that are indexed to short-term market interest rates. At September 30, 2000 and December 31, 1999, the combined borrowings outstanding under these facilities totaled $291.2 million and $96.3 million, respectively. Based upon average borrowings under these agreements during 2000 and 1999, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $2.7 million and $0.7 million for the three months, $4.6 million and $1.9 million for the nine months and $5.5 million and $3.0 million for the twelve months ending September 30, 2000 and 1999, respectively.

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

      Refer to Consolidated Statement of Long-Term Debt for detailed information related to Northern Indiana's long-term debt outstanding and "Fair Value of Financial Instruments" in Notes to Consolidated Financial Statements for current market valuation of long-term debt. Refer to "Summary of Significant Accounting Policies-Accounting for Price Risk Management Activities" in Notes to the Consolidated Financial Statements for further discussion of Northern Indiana's risk management.

      Refer to "Risk Management Activities," in Notes to the Consolidated Financial Statements for a discussion of the types of commodity-based derivative financial instruments and risk management.

COMPETITION AND REGULATORY CHANGES -

      The regulatory frameworks applicable to Northern Indiana, at both state and federal levels, are undergoing fundamental changes. These changes have previously had, and will continue to have an impact on Northern Indiana's operations, structure and profitability. At the same time, competition within the electric and gas industries will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal and providing its gas customers with increased choice for new products and services.

      THE ELECTRIC INDUSTRY. At the Federal level, the Federal Energy Regulatory Commission (FERC) issued Order No. 888-A in 1996 which required all public utilities owning, controlling, or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. On
June 30, 2000, the D.C. Circuit Court of Appeals upheld FERC's open access orders in all major respects. In 1997, FERC approved Northern Indiana's open-access transmission tariff. On December 20, 1999, FERC issued a final rule addressing the formation and operation of Regional Transmission Organizations
(RTOs). On October 16, 2000, Northern Indiana filed with the FERC indicating that it is committed to joining a RTO and that it would likely join the Alliance RTO. The rule is intended to eliminate pricing inequities in the provision of wholesale transmission service. Northern Indiana does not believe that compliance with the new rules will be material to future earnings.
Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

      At the state level, Northern Indiana announced in 1997 and 1998 that if a consensus could be reached regarding electric utility restructuring legislation, Northern Indiana would support a restructuring bill before the Indiana General Assembly. During 1999, discussions were held with other investor-owned utilities in Indiana and with other segments of the Indiana electric industry regarding the technical and economic aspects of possible legislation leading to greater customer choice. A consensus was not reached. Therefore, Northern Indiana did not support legislation regarding electric restructuring during the 2000 session of the Indiana General Assembly. During 2000, discussions will continue with all segments of the Indiana electric industry in an attempt to reach a consensus on electric restructuring legislation for introduction during the 2001 session of the Indiana General Assembly.

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

                                   PART II.
                              OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

      Northern Indiana is a party to various pending proceedings, including suits and claims against it for personal injury, death and property damage. Such proceedings and suits, and the amounts involved, are routine for the kind of business conducted by Northern Indiana, except as described under Note 4 (Environmental Matters) in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Report on Form 10-Q, which note is incorporated by reference. No other material legal proceedings against Northern Indiana or its subsidiaries are pending or, to the knowledge of Northern Indiana, contemplated by governmental authorities or other parties.

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





Date November 13, 2000