Form 10-K
period 2000-12-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2001-03-30
CIK 72843

 TABLE OF CONTENTS
            As Filed with the United States Securities and Exchange
                         Commission on March 27, 2001.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                          Commission file number 1-4125
                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
             (Exact name of registrant as specified in its charter)

                 Indiana                             35-0552990
      (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)

            801 East 86th Avenue
            Merrillville, Indiana                     46410
   (Address of principal executive offices)         (Zip Code)

         Registrant's telephone number, including area code 219-853-5200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months,  and (2) has been subject to such filing  requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

As of February 28, 2001, 73,282,258 shares of the registrant's Common Shares, no par value,  were issued and outstanding,  all held beneficially and of record by
NiSource Inc.

                       Documents Incorporated by Reference
                                      None

                    TABLE OF CONTENTS

                                                                                                            Page
Part I                                                                                                       No.

Part II

         Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..                 5

         Item 6.  Selected Financial Data....................................................                 6

         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................                 7

         Item 8.  Financial Statements and Supplementary Data................................                19

         Item 9.  Change In and Disagreements with Accountants on Accounting and
                  Financial Disclosure.......................................................                47

Part III

Part IV

                                                      PART I
ITEM 1. BUSINESS
Northern Indiana Public Service Company (Northern Indiana) is a public utility operating  company,  incorporated in
Indiana on August 2, 1912,  that  supplies  natural  gas and  electric  energy to the  public.  It  operates  in 30 counties in the  northern  part of Indiana,  serving an area of about  12,000  square  miles with a  population  of approximately 2.2 million.

Northern Indiana's primary business segments are gas distribution and electric operations.

Holding Company Structure
Effective  March 3, 1988,  Northern  Indiana  became a subsidiary  of NiSource  Inc.  (NiSource),  formerly  NIPSCO
Industries,  Inc., an Indiana corporation.  NIPSCO Industries,  Inc. changed its name to NiSource Inc. on April 14,
1999.  NiSource is an energy  holding  company  that  provides  natural  gas,  electricity  and other  products and services to 3.6 million  customers  located  within the energy  corridor  that runs from the Gulf Coast through the
Midwest to New England.  In connection  with the  acquisition  of Columbia  Energy Group  (Columbia) on November 1,
2000, as discussed below,  NiSource became a Delaware  corporation.  NiSource is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act).

On  November  1,  2000,  NiSource  completed  its  acquisition  of  Columbia  for  an  aggregate  consideration  of approximately $6 billion,  with 30% of the  consideration  paid in common stock with the remaining 70% paid in cash and Stock  Appreciation  Income Linked  SecuritiesSM which are units each consisting of a zero coupon debt security coupled with a forward  equity  contract in NiSource  shares.  NiSource  also assumed  approximately  $2 billion in
Columbia debt. As a result of the acquisition,  NiSource is the largest natural gas distribution  company operating east of the Rocky Mountains, as measured by number of customers.

Gas Distribution Operations
Northern  Indiana's  natural gas distribution  operations serves 688,894 customers in the northern part of Indiana.
Northern Indiana has pursued  initiatives  that give residential and small commercial  customers the opportunity to choose their natural gas suppliers and to use Northern Indiana for transportation  service.  This ability to choose a supplier was previously  limited to larger  commercial and industrial  customers.  See Item 2, page 5 and Item 7, pages 12 through 14 for additional information.

Northern  Indiana has a  curtailment  plan (a plan which  outlines  service to be curtailed in the event of limited gas supply) that has been approved by the Indiana Utility Regulatory  Commission  (IURC).  There were no firm sales curtailments in 2000 and none are expected during 2001.

Electric Operations
Northern  Indiana  distributes  electricity to the public to 430,052  customers in 21 counties in the northern part of Indiana.  Northern Indiana owns and operates four coal-fired  electric generating stations with a net capability of 3,179 megawatts (mw), four gas fired  combustion  turbine  generating  units with a net capability of 203 mw and two  hydroelectric  generating  plants with a net  capability of 10 mw. In total,  these  facilities  provide for a total  system net  capability  of 3,392 mw.  Northern  Indiana is  interconnected  with five  neighboring  electric utilities.  During the year ended December 31, 2000,  Northern  Indiana  generated  94.8% and purchased 5.2% of its electric requirements. See Item 2, page 5 and Item 7, pages 15 through 17 for additional information.

Competition and Changes in the Regulatory Environment
The regulatory  frameworks  applicable to Northern Indiana's  regulated  operations,  at both the state and federal levels,  are  undergoing  fundamental  changes.  These changes have impacted and will continue to have an impact on
Northern  Indiana's  operations,  structure and  profitability.  At the same time,  competition  within the gas and electric  industries will create  opportunities to compete for new customers and revenues.  Management  continually seeks new ways to be more competitive and profitable in this changing  environment,  including  converting  some of its generating  units to  allow use of lower cost low sulfur coal and providing  its gas customers  with  increased customer  choice for new products and services.

Natural Gas  Competition.  Open access to natural gas supplies over  interstate  pipelines and the  deregulation of the commodity  price of gas has led to tremendous  change in the energy markets,  which continue to evolve.  During the past few years,  local  distribution  company (LDC) customers and marketers began to purchase gas directly from producers and marketers and an open competitive  market for gas supplies  emerged.  This separation or "unbundling"
of the  transportation  and other  services  offered by pipelines  and LDCs allows  customers to select the service they want  independent  from the purchase of the commodity.  Northern  Indiana is involved in programs that provide residential  customers  the  opportunity  to purchase  their  natural gas  requirements  from third parties and use
Northern  Indiana for  transportation  services  only.  At the same time that the natural gas markets are evolving, the markets for competing energy sources are also changing.

Electric  Competition.  In 1996,  the FERC  ordered  that all public  utilities  owning,  controlling  or operating electric  transmission  lines to file  non-discriminatory  open-access  tariffs  and  offer  wholesale  electricity suppliers and marketers the same  transmission  service they provide  themselves.  In 1997, FERC approved  Northern
Indiana's  open-access  transmission  tariff. In  December 1999,  FERC issued a final rule addressing the formation and operation of Regional  Transmission  Organizations.  The rule was intended to eliminate  pricing  inequities in the provision of wholesale  transmission  service.  Northern  Indiana does not believe that compliance with the new rules will be material to its future earnings.  Although wholesale  customers  currently  represent a small portion of Northern Indiana's  electricity sales, it intends to continue its efforts to retain and add wholesale  customers by offering  competitive  rates and also  intends to expand the  customer  base for which it provides  transmission services.

Northern  Indiana  meets these  challenges  through  innovative  programs  aimed at providing  energy  products and services at  competitive  prices while also  providing  new services  that are  responsive  to the evolving  energy market and customer requirements.

For additional information, see Item 7.

Financing Flexibility
Northern  Indiana may borrow under a $200  million  364-day  revolving  credit  facility  that expires in September
2001. At December 31, 2000,  the facility  supported  $196.2  million of  commercial  paper  borrowings  that had a weighted  average  interest rate of 7.03%.  Northern Indiana also maintains  multiple  uncommitted  lines of credit totaling $178  million.  At December 31, 2000,  there were $174.9  million of  borrowings  outstanding  under these uncommitted lines of credit with a weighted average interest rate of 7.70%.

At December 31, 2000,  Northern  Indiana had an intercompany  note payable of $36 million to NiSource Finance Corp.
at an interest rate of 7.71%.

Other Relevant Business Information
Northern  Indiana's  customer  base is broadly  diversified,  with steel  companies  accounting  for a  significant portion of revenues.

As of January 31, 2001,  Northern  Indiana had 2,848 full-time  employees of which 2,072 were subject to collective bargaining agreements.

Northern Indiana is subject to extensive  federal,  state and local laws and regulations  relating to environmental matters. These laws and regulations,  which are constantly changing,  require expenditures for corrective action at various  operating  facilities,  waste disposal sites and former gas manufacturing  sites for conditions  resulting from past practices that have  subsequently  become subject to environmental  regulation.  Information  relating to environmental  matters  is  detailed  in Item 7, pages 14 through 15, and 16 through 17, and in Item 8, Note 15E on pages 42 through 44.

ITEM 2.  PROPERTIES

Discussed below are the principal properties held by Northern Indiana as of December 31, 2000.

Gas Distribution  Operations.  Northern Indiana's system has approximately  14,005 miles of gas mains. The physical properties of Northern  Indiana are located in northern  Indiana.  The  distribution  system of Northern Indiana is primarily  located on or under  public  streets,  and other public  places or on private  property not owned by the company, with easements from or consent of the respective owners.

Electric  Operations.  Northern  Indiana owns and operates four coal-fired  electric  generating  stations with net capabilities of 3,179 mw, two  hydroelectric  generating  plants with net  capabilities of 10 mw and four gas-fired combustion  turbine  generating  units with net  capabilities of 203 mw, for a total system net capability of 3,392
mw. It has 288 substations with an aggregate  transformer  capacity of 23,023,700 kilovolts (kva). Its transmission system,  with  voltages  from  34,500 to 345,000  volts,  consists of 3,091  circuit  miles of line.  The  electric distribution  system  extends  into 21 counties  and  consists of 7,800  circuit  miles of overhead and 1,646 cable miles of  underground  primary  distribution  lines  operating  at various  voltages  from  2,400 to 12,500  volts.
Northern  Indiana  has  distribution  transformers  having an  aggregate  capacity  of  11,638,066  kva and 447,784 electric watt-hour meters.

Character of Ownership.  Substantially  all of the  properties  of Northern  Indiana are subject to the lien of its
First Mortgage  Indentures.  The principal  offices and properties of Northern Indiana are held in fee and are free from  other  encumbrances,  subject  to  minor  exceptions,  none  of  which  are of  such a  nature  as to  impair substantially  the usefulness of such  properties.  All properties are subject to liens for taxes,  assessments and undetermined  charges (if any) incidental to construction.  It is Northern Indiana's practice regularly to pay such amounts,  as and when due,  unless  contested in good faith.  In general,  the electric and gas lines and mains are located on land not owned in fee but are covered by necessary  consents of various  governmental  authorities or by appropriate  rights obtained from owners of private property.  Northern Indiana does not,  however,  generally have specific  easements  from the owners of the  property  adjacent to public  highways  over,  upon or under which its electric and gas lines and mains are located.  At the time each of the principal  properties  was purchased a title search was made. In general,  no  examination  of titles as to  rights-of-way  for electric and gas lines and mains was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3.  LEGAL PROCEEDINGS

Northern  Indiana is party to various  pending  proceedings,  including  suits and claims against them for personal injury,  death and property  damage.  The nature of such proceedings and suits and the amounts involved are routine for the kinds of businesses  conducted by Northern Indiana.  No material legal proceedings against Northern Indiana are pending or, to the knowledge of Northern  Indiana,  contemplated by governmental  authorities or other parties.
Information relating to the IURC rate investigation is detailed in Item 7, Regulatory Matters on page 15.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                                      PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

Northern Indiana's common shares are wholly-owned by NiSource.

The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

When any bonds are outstanding under its First Mortgage  Indenture,  Northern Indiana may not pay cash dividends on its stock (other than  preferred or  preference  stock) or purchase or retire common  shares,  except out of earned surplus or net profits  computed  as  required  under the  provisions  of the  maintenance  and  renewal  fund.  At
December 31,  2000,  Northern  Indiana had  approximately  $186.4  million of retained  earnings  (earned  surplus)
available  for the payment of  dividends.  Future  common  share  dividends  by Northern  Indiana  will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

So long as any shares of Northern  Indiana's  cumulative  preferred stock are outstanding,  no cash dividends shall be paid on its common shares in excess of 75% of the net income available for the preceding  calendar year,  unless the aggregate of the capital  applicable to stocks  subordinate as to assets and  dividends,  would equal or exceed
25% of the sum of all  obligations  evidenced  by bonds,  notes,  debentures  or other  securities,  plus the total capital  and  surplus.  At  December 31,  2000,  the sum of the capital  applicable  to stocks  subordinate  to the cumulative preferred stock plus the surplus was equal to 42% of the total capitalization including surplus.

In connection with the foregoing  discussion,  see "Common Share  Dividend" in the Notes to Consolidated  Financial
Statements in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31,($ in thousands)        2000           1999            1998           1997           1996

Operating revenues                        1,986,508      1,752,219       1,648,603      1,752,382      1,754,105

Net income                                  226,059        222,111         220,180        196,620        197,310

Total assets                              3,938,861      3,655,454       3,651,949      3,674,914      3,774,280

Long-term obligations
   and redeemable preferred
   stock                                    950,896        974,443       1,134,394      1,138,337      1,053,254

Cash dividends declared
   on common shares                         168,000        224,000         212,000        187,775        187,450

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index                                                                                                       Page

The  Management's  Discussion and Analysis,  including  statements  regarding  market risk  sensitive  instruments, contains  "forward-looking  statements,"  within the  meaning  of Section  27A of the  Securities  Act of 1933,  as
amended,  and Section 21E of the Securities Exchange Act of 1934, as amended.  Investors and prospective  investors should understand that many factors govern whether any  forward-looking  statement  contained herein will be or can be realized.  Any one of those factors could cause actual results to differ materially from those projected.  These forward-looking  statements  include,  but are not limited to,  statements  concerning  Northern  Indiana's  plans, proposed dispositions,  objectives, expected performance,  expenditures and recovery of expenditures through rates, stated on either a consolidated  or segment  basis,  and any and all underlying  assumptions  and other  statements that are other than  statements of historical  fact. From time to time,  Northern  Indiana may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking  statements,  whether written or oral and  whether  made by or on behalf of  Northern  Indiana,  are also  expressly  qualified  by these cautionary  statements.  All  forward-looking  statements are based on assumptions  that management  believes to be reasonable;  however,  there can be no assurance  that actual  results will not differ  materially.  Realization of
Northern  Indiana's  objectives  and expected  performance is subject to a wide range of risks and can be adversely affected by, among other things,  increased  competition in deregulated  energy markets,  weather,  fluctuations in supply and demand for energy  commodities,  growth  opportunities  for  Northern  Indiana's  regulated  businesses, dealings with third parties over whom Northern  Indiana has no control,  the  regulatory  process,  regulatory  and legislative  changes,  changes in general  economic,  capital and commodity market  conditions,  and  counter-party credit risk, many of which are beyond the control of Northern Indiana. In addition,  the relative  contributions to profitability by each segment,  and the assumptions  underlying the  forward-looking  statements  relating thereto, may change over time.

                                       Acquisition of Columbia Energy Group

On November 1, 2000,  NiSource  completed its  acquisition  of Columbia  Energy Group  (Columbia)  for an aggregate consideration  of  approximately  $6 billion,  with 30% of the  consideration  paid in common  stock and 70% of the consideration paid in cash and Stock Appreciation  Income Linked  Securitiessm,  referred to as SAILSsm,  which are units  consisting  of a zero coupon debt  security  coupled with a forward  equity  contract  for NiSource  shares.
NiSource  also  assumed  approximately  $2 billion  of  Columbia  debt.  As a result of the  Columbia  acquisition,
NiSource is a super-regional  energy holding company that provides natural gas,  electricity and other products and services to 3.6 million  customers  located  within the energy  corridor  that runs from the Gulf Coast through the
Midwest to New England.

                                                Consolidated Review

Net Income.  For 2000, net income of Northern  Indiana  increased to $226.1 million  compared to $222.1 million for
1999. In 1998, net income was $220.2 million.

Gas Revenues.  Gas revenues were $913.8 million in 2000, an increase of $269.1 million from 1999.  This increase in gas  revenues  was mainly due to  increased  gas costs per  dekatherms  (dth),  which are a direct pass  through to customers, decreased  deliveries to industrial and wholesale  customers and decreased gas transition costs.  During
2000, gas deliveries in dth, which include  transportation  services,  decreased 5%. Gas deliveries to  residential customers  increased 3%  reflecting 6% higher heating degree-days than 1999. Gas deliveries to commercial increased
6% and gas  deliveries  to  industrial  customers  decreased 5% reflecting  decreased gas transportation  services.
Northern Indiana had 688,894 gas customers at December 31, 2000.

Gas revenues were $644.7  million in 1999,  an increase of $72.2  million from 1998.  This increase in gas revenues was mainly due to  increased  deliveries  to  residential  customers  as a result of colder  weather  during  1999, increased  wholesale sales and increased gas costs per dth, partially offset by decreased  deliveries to commercial and  industrial  customers and decreased gas  transition  costs.  During 1999, gas deliveries in dth, which include transportation  services,  increased  10%. Gas  deliveries to  residential  customers  increased 13% reflecting 12%
higher heating  degree-days than 1998. Gas deliveries to commercial and industrial  customers  increased 6% and 4%, respectively,  reflecting  increased gas  transportation  services.  Northern  Indiana had 681,120 gas customers at
December 31, 1999.

Large  commercial  and  industrial  customers  continue  to utilize  transportation  services  provided by Northern
Indiana.  Gas  transportation  customers  purchase much of their gas directly from producers and marketers and then pay a transportation fee to have their gas delivered over Northern Indiana's system.  Northern Indiana  transported
174.1,  184.9 and 173.2  million dth for others in 2000,  1999 and 1998,  respectively.  The basic  steel  industry accounted for 37% of natural gas delivered (including volumes transported) during 2000.

The components of the changes in gas operating revenues are shown in the following table:

                                                                                     Year 2000           Year 1999
                                                                                    Compared To         Compared To
(in millions)                                                                        Year 1999           Year 1998
Gas Revenue Changes -
   Pass through of net changes in purchased gas costs,
     gas storage and storage transportation costs                               $      268.3         $       15.6
   Gas transition costs                                                                 (0.5)                (4.5)
   Changes in sales levels                                                              (9.4)                21.7
   Gas transported                                                                      (3.7)                 6.2
   Wholesale gas                                                                        14.4                 33.2
Total Gas Revenue Change                                                        $      269.1         $       72.2

Gas Costs of Energy. Gas costs increased  $249.4 million (66%) in 2000 due to increased gas purchases and increased purchased gas costs per dth, partially offset by decreased gas transition costs. The average cost for purchased gas in 2000, after adjustment for gas transition costs billed to transport customers, was $6.34  per dth as compared to
$2.58 per dth in 1999. Gas costs increased $58.6 million (18%) in 1999 due to increased gas purchases and increased purchased gas costs per dth, partially offset by decreased gas transition costs. The average cost for purchased gas in 1999, after adjustment for gas transition costs billed to transport customers,  was $2.58 per dth as compared to
$2.48 per dth in 1998.

Gas Operating Margins. The  gas  operating  margin  increased  $19.7 million in 2000 due to increased deliveries to residential and commercial customers reflecting colder weather during 2000, partially offset by decreased wholesale sales  and  decreased deliveries of gas transported for others. The gas operating margin increased $13.7 million in
1999  due  to  increased  deliveries  to  residential  customers  reflecting  colder weather during 1999, increased wholesale sales and increased deliveries of gas transported for others, partially offset by decreased deliveries to commercial customers.

Electric Revenues. Electric revenues for 2000 were $1.073 billion, a decrease of $34.8 million from 1999.  Sales of electricity in kilowatt-hours  (kwh) decreased 4% from 1999. The  decrease in electric  revenues  was mainly due to decreased  sales  to  residential  customers  due  to  cooler  weather  during the third quarter of 2000, decreased wholesale transactions and decreased fuel cost per kwh partially offset by increased sales to commercial customers.
Sales to residential customers decreased 1% while sales to commercial  customers increased 2% in kwh, respectively.
The  basic  steel  industry accounted for 32% of electric sales during 2000. At December 31, 2000, Northern Indiana had 430,052 electric customers.

In 1999, electric revenues were $1.107 billion, an increase of $31.4 million from 1998. Sales of electricity in kwh
increased  7%  from  1998.   The increase in electric revenues was mainly due to increased sales to residential and commercial  customers  due  to  warmer  weather  during  the  third quarter of 1999, increased industrial sales and increased wholesale  transactions.  Sales  to  residential  and  commercial  customers  increased 2% and 4% in kwh, respectively, reflecting the warmer summer in 1999. Sales to industrial customers increased 5% in 1999. At December
31, 1999, Northern Indiana had 425,835 electric customers.

The components of the changes in electric operating revenues are shown in the following table:

                                                                                     Year 2000           Year 1999
                                                                                    Compared To         Compared To
(in millions)                                                                        Year 1999           Year 1998
Electric Revenue Changes -
   Pass through of net changes in fuel costs                                    $      (17.3)        $        5.6
   Changes in sales levels                                                               3.0                 38.3
   Wholesale electric                                                                  (20.5)               (12.5)
Total Electric Revenue Change                                                   $      (34.8)        $       31.4

Electric Cost of Energy. Cost  of  fuel  for  electric  generation  in 2000 decreased $7.0 million compared to 1999 mainly  as  a  result  of decreased cost per kwh partially offset by increased production. The average cost per kwh generated decreased 4% from 1999 to 1.41 cents per kwh. Cost of fuel for electric generation in 1999 decreased $1.5 million  compared  to  1998  primarily  due  to  decreased  fuel  costs per kwh generated. The average cost per kwh generated decreased 3% from 1998 to 1.47 cents per kwh.

Power Purchased. Power  purchased  decreased  $34.5  million in 2000 as a result of decreased bulk power purchases.
Power purchased increased $25.0 million in 1999 as a result of increased bulk power purchases.

Electric Operating Margins. Operating  margin from  electric sales in 2000 increased $6.7 million. This increase is primarily  due  to  increased  operating  margin  from  bulk  power  sales  partially  offset by decreased sales to residential customers and lower operating  margins from industrial customers. Operating margin from electric  sales increased $7.9 million in 1999. This increase occurred mainly due to increased  sales to residential and commercial as a result of warmer weather during the third  quarter of 1999, increased industrial sales and increased wholesale transactions.

Operating  Expenses.  Operating  expenses in 2000  increased  $22.2 million from 1999 and in 1999  increased  $17.6 million from 1998.

Operation expenses increased $13.1 million in 2000 over 1999 due to increased costs of $16.8 million related to the termination  of  an outsourcing agreement for all data center, application development and maintenance, and desktop management  and  a $13  million  insurance settlement in 1999 related to manufactured gas plants site cleanup costs partially  offset  by decreased employee related costs of $11.0 million. Operation expenses increased $10.6 million in  1999  over  1998  due  to increased employee related costs of $15.6 million, increased expenses for distributed generation  and  fuel  cell  research and development of $1.9 million and other increased operating costs partially offset by a $13 million insurance settlement related to manufactured gas plants site cleanup costs.

Maintenance  expenses increased $7.0 million in 2000 from 1999 mainly reflecting increased maintenance activity for electric  production  and  distribution facilities. Maintenance expenses remained relatively unchanged in 1999 from
1998.

Depreciation  and amortization expenses increased $8.3 million in 2000 from 1999 and increased $5.0 million in 1999 from 1998, in each period resulting from plant additions.

Other  taxes  decreased $6.2 million in 2000 from 1999 mainly as a result of a decrease in real estate taxes. Other taxes remained relatively unchanged in 1999 and 1998.

Utility  income taxes decreased $4.3 million in 2000 when compared to 1999, as a result of a lower effective income tax rate. Utility income  taxes increased $6.5 million in 1999 when compared to the prior period mainly as a result of increased pre-tax income.

Other Income (Deductions) increased $3.5 million in 2000 from 1999 mainly as a result of the charge in 1999 related to  the abandonment of certain business facilities that were not consistent with its strategic direction, increased power trading activities, partially offset by increased costs related to sale of accounts receivable as a result of increased  interest rates. Other Income (Deductions) increased $1.3 million in 1999 from 1998 mainly as a result of increased  power  trading  activities, partially offset by the abandonment of certain business facilities that were not consistent with its strategic direction.

Interest  charges  increased  $8.1 million during 2000 primarily due to increased short term debt borrowings during the  period  and increased interest rates. Interest charges decreased $3.2 million in 1999 as a result of decreased short-term borrowings during the year.

                                          Liquidity and Capital Resources

Generally,  cash  flow  from operations has provided sufficient liquidity to meet current operating requirements. A significant  portion  of  Northern  Indiana ' s  operations, most notably in the gas and electric distribution businesses,  are  subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from
November  through  March,  cash  receipts  from  gas  sales  and  transportation  services  typically  exceed  cash requirements.  In  the  summer  months, cash receipts for electric sales normally exceed requirements. During other periods  of  the year, cash on hand, together with external short-term and long-term financing, is used to purchase gas  to  place  in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Northern  Indiana may borrow under a $200 million 364-day revolving credit facility that expires in September 2001.
At  December  31,  2000,  the  facility supported $196.2 million of commercial paper borrowings that had a weighted average  interest rate of 7.03%. Northern Indiana also maintains multiple uncommitted lines of credit totaling $178 million. At December 31, 2000, there were $174.9 million of borrowings outstanding under these uncommitted lines of credit with a weighted average interest rate of 7.70%.

As  of  December  31,  2000, Northern Indiana had an intercompany note payable of $36 million from NiSource Finance
Corp. at an interest rate of 7.71%.

Capital Expenditures
Construction expenditures by Northern Indiana for 2000, 1999 and 1998 were approximately $193 million, $193 million and $182 million, respectively.

For 2001, Northern Indiana's estimated capital expenditure program is $186.4 million.

Future  commitments,  with respect to the construction program, are expected to be met through internally generated funds.

                                  Market Risk Sensitive Instruments and Positions

Risk   is  an  inherent  part  of Northern Indiana's energy businesses and activities. The extent to which Northern
Indiana  properly  and  effectively  identifies,  assesses,  monitors and manages each of the various types of risk involved  in  its  businesses is critical to its profitability. Northern Indiana seeks to identify, assess, monitor and  manage,  in  accordance  with  defined  policies and procedures, the following principal risks involved in its energy  businesses:  commodity market risk, interest rate risk and credit risk. Risk management at Northern Indiana is  a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of  specialized  products  and  markets.  Northern  Indiana's  senior  management  takes an active role in the risk management  process  and  has  developed  policies and procedures that require specific administrative and business functions  to  assist  in  the  identification,  assessment  and  control  of  various risks. In recognition of the increasingly  varied  and  complex  nature  of the energy business, Northern Indiana's risk management policies and procedures are evolving and subject to ongoing review and modification.

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

Non-Trading Risks
Currently, commodity price risk resulting from non-trading activities at Northern Indiana is limited, since current regulations  allow  recovery  of  prudently  incurred  purchased  power, fuel and gas costs through the rate-making process.  As  the  utility  industry  undergoes  deregulation,  however, these operations may be providing services without the benefit of the traditional rate-making process  and, therefore, will be more exposed to commodity price risk. Additionally, Northern Indiana enters  into  certain  sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer's supply requirements. Northern Indiana utilizes  derivative  financial  instruments  to  reduce  the  commodity price risk based on modeling techniques to anticipate these future supply requirements.

Northern  Indiana  is  exposed  to  interest rate risk as a result of changes in interest rates on borrowings under revolving  credit  agreements  and  lines  of  credit.  These  instruments  have interest rates that are indexed to short-term  market interest rates. At December 31, 2000, and December 31, 1999, the combined borrowings outstanding under  these facilities totaled $407.1 million and $96.3 million, respectively. Based upon average borrowings under these agreements during 2000 and 1999, an increase in short-term interest rates of 100 basis points (1%) would have increased  interest  expense  by  $2.0 million and $0.7 million for the twelve months ending December 31, 2000, and
December 31, 1999, respectively.

Due  to  the  nature of the industry, credit risk is a factor in many of Northern Indiana's business activities. In sales and trading activities, credit risk arises because of the possibility that a counterparty will not be able or willing to fulfill its  obligations on a transaction on or before settlement date. In derivative activities, credit risk arises when counterparties to derivative contracts, such as interest rate swaps, are obligated to pay Northern
Indiana  the  positive  fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms  of both current and potential exposure. Current credit exposure is generally measured by the  notional  or  principal  value of financial instruments and direct credit substitutes, such as commitments and standby letters  of  credit  and guarantees. Current credit exposure includes the positive fair value of derivative instruments. Because many of Northern Indiana's exposures vary with changes in market prices, Northern Indiana also estimates  the  potential  credit  exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, Northern Indiana considers collateral and master netting agreements,  which are used to reduce individual counterparty risk.

Trading Risks
Northern Indiana employs a VaR model to assess the market risk of its energy trading portfolios. Market risk refers to  the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other  market  factors,  such  as  liquidity, will result in losses for a specified position or portfolio. Northern
Indiana  estimates  the  one-day  VaR  across  all trading groups that utilize derivatives using either Monte Carlo simulation  or  variance/covariance  at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power  trading on an average, high and low basis was $0.8 million, $2.7 million and effectively zero,  respectively,  at  December  31,  2000.  Northern Indiana implemented a VaR methodology in 1999 to introduce additional market sophistication and to recognize the developing complexity of its businesses.

See Statements of Consolidated  Long-Term Debt for additional  information  related to Northern Indiana's long-term debt outstanding and "Fair Value of Financial  Instruments" in Note 14 of the Notes to the  Consolidated  Financial
Statements  for  current  market  valuation  of  long-term  debt.  Refer  to  "Summary  of  Significant  Accounting
Policies-Accounting  for  Risk  Management  Activities"  and  "Risk  Management  Activities"  in  Notes  2N  and 6,
respectively,  of the Notes to the Consolidated  Financial  Statements for further discussion of Northern Indiana's risk management.

                                                 Other Information

Presentation of Segment Information
Northern Indiana reports its business segment information as gas distribution and electric operations.

Competition
The regulatory  environment  applicable to Northern Indiana continues to undergo fundamental changes. These changes have  previously  had,  and will  continue  to have,  an impact on Northern  Indiana's  operations,  structure  and profitability.  At the same time,  competition within the energy industry will create  opportunities to compete for new customers and revenues.  Management has taken steps to become more  competitive and profitable in this changing environment. These initiatives include providing its customers with increased choice for new products and services.

                                            Gas Distribution Operations

Northern Indiana's natural gas distribution operations serves 688,894 customers in the northern part of Indiana.

Regulatory Matters
At the  Federal  level,  gas  industry  deregulation  began in the  mid-1980s  when the Federal  Energy  Regulatory
Commission (FERC) required interstate pipelines to provide  nondiscriminatory  transportation  services pursuant to unbundled rates. This regulatory  change permitted large industrial and commercial  customers to purchase their gas supplies either from a local distribution  company (LDC) or directly from competing producers and marketers,  which would  then  use  the  LDC's  facilities to transport the gas. More recently,  the focus of deregulation in the gas industry has shifted to retail customers at the state level.

Northern  Indiana pursues  initiatives  that give retail customers the opportunity to purchase natural gas directly from marketers and to use Northern Indiana's facilities for transportation  services. These opportunities are being pursued through  regulatory  initiatives.  Once fully  implemented,  these programs would reduce Northern Indiana's commodity  sales  function  and provide all  customer  classes with the  opportunity  to obtain gas  supplies  from alternative  merchants.  As these  programs  expand to all  customers,  regulations  will have to be implemented to provide for the recovery of transition  capacity costs and other  transition costs incurred by a utility serving as the supplier of last resort if the marketing company cannot supply the gas.  Transition  capacity costs are created as customers  enroll in these programs and purchase their gas from other  suppliers,  leaving Northern Indiana with pipeline  capacity it has  contracted  for, but no longer  needs. Northern Indiana is currently recovering,  or has the opportunity to recover, the costs resulting from the unbundling of its services and believes  that most of such future  costs and costs  resulting  from being the supplier of last resort will be mitigated or recovered.

In 1997, the Indiana Utility Regulatory Commission (IURC) approved Northern Indiana's  Alternative  Regulatory Plan
(ARP),  which  implemented  new rates and services that  included,  among other things,  unbundling of services for additional  customer classes (primarily  residential and commercial users),  negotiated  services and prices, a gas cost incentive mechanism,  and a price protection program. The gas cost incentive mechanism allows Northern Indiana to share any cost savings or cost increases with its customers based upon a comparison of Northern Indiana's actual gas supply portfolio cost to a market-based benchmark price. The gas cost incentive mechanism was reviewed with the
Office of Utility  Consumer  Counselor  (OUCC) in December  2000,  and an agreement to extend the program in phases through 2004 was reached.  During the phase-in  period,  Northern  Indiana  offered  customer choice to all 660,000 residential and 50,000 commercial customers throughout its gas service territory.  In addition, as Northern Indiana has allowed residential and commercial  customers to designate  alternative gas suppliers,  it has also offered new services to all classes of customers  including price  protection,  negotiated sales and services,  gas lending and parking,  and new storage  services.  As of the end of 2000,  16,434 customers were enrolled in Northern  Indiana's customer choice program.

FERC Order 637
The Federal  Energy  Regulatory  Commission  (FERC)  issued  Order 637 on  February  9, 2000.  The order sets forth revisions to FERC regulations  governing short-term natural gas transportation  services and policies governing the regulation of interstate  natural gas pipelines.  Among other things,  the order lifts the price cap for short-term capacity release by pipeline customers for an experimental period ending September 1, 2002.

Northern Indiana is actively engaged in settlement  discussions with all of its pipeline  suppliers as well as with other major  customers on those pipeline  systems in an effort to resolve issues raised by the pipelines' pro forma compliance filings regarding FERC Orders 637 and subsequent Orders 637A and 637B (collectively referred to as Order
637). Participants in these discussions reflect all segments of the industry.

Based on the progress of those discussions to date, Northern Indiana believes that implementation of FERC Order 637 initiatives  will  generally not take place prior to the winter of  2001-2002.  Also given the degree of compromise that will be required of all segments of the  industry,  management  believes that  implementation  will not have a material affect upon Northern Indiana costs,  operations or income. Northern Indiana is currently in the process of evaluating the potential changes and impact Order 637 may have on operations;  however,  it is not anticipated that the implementation of Order 637 will have a material impact on Northern Indiana's results.

Environmental Matters
Remediation.  Northern  Indiana is a  "potentially  responsible  party"  (PRP) at waste  disposal  sites  under the
Comprehensive  Environmental  Response  Compensation  and Liability Act (CERCLA)  (commonly known as Superfund) and similar state laws, including at former manufactured gas plant (MGP) sites it, or its corporate  predecessors,  own or owned and operated. Northern Indiana may be required to share in the cost of clean-up of such sites.

Northern  Indiana is party to or  otherwise  involved in clean-up of two waste  disposal  sites under  Superfund or similar state laws. The final costs of clean-up have not yet been determined.  As site investigations and clean-ups proceed,  waste disposal site liability is reviewed  periodically  and adjusted as additional  information  becomes available.

A program has been instituted to identify and investigate former MGP sites where it is the current or former owner.
The investigation has identified 24 such sites. Initial investigation has been conducted at 20 sites. Investigation activities have been completed at 14 of the 20 sites and remedial  measures have been selected or implemented at 13 sites. Only those site investigation,  characterization  and remediation costs currently known and determinable can be  considered  "probable  and  reasonably  estimable"  under  Statement of Financial  Accounting  Standards No. 5,
"Accounting for Contingencies" (SFAS No. 5).

As costs become  probable and  reasonably  estimable,  the  associated  reserves  will be adjusted as  appropriate.
Northern Indiana is unable,  at this time, to accurately  estimate the time frame and potential costs of the entire program.  Management  expects  that  as  characterization is completed and approved by the Environmental Protection
Agency (EPA), additional remediation work is performed  and more facts  become  available,  Northern  Indiana  will be able to develop a probable and reasonable estimate for the entire program or a major portion  thereof consistent with Securities and Exchange Commission's  Staff Accounting  Bulletin No. 92, SFAS No. 5, and American Institute of
Certified Public Accountants Statement of Position 96-1.

Northern Indiana intends to continue to evaluate its facilities and properties with respect to  environmental  laws and regulations and take any required  corrective  action. To the extent site  investigations  have been conducted, remediation  plans  developed  and the  responsibility  for  remediation  established,  the  appropriate  estimated liabilities have been recorded.

As of December 31, 2000, a reserve of approximately $15.1 million has been recorded to cover probable environmental response actions.  The ultimate  liability in connection with these sites will depend upon many factors,  including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial  viability and the extent of  environmental  response actions  required.  Based upon  investigations  and management's  understanding  of current  environmental  laws and  regulations,  Northern  Indiana believes that any environmental  response actions required,  after  consideration of insurance  coverage and contributions from other
PRPs, will not have a material effect on its financial position or results of operations.

Mercury Program.  Until the 1960s, gas regulators containing small quantities of mercury were installed in homes on some natural gas  systems.  The purpose of these  regulators  was to reduce the pressure of the natural gas flowing from the service line for use inside of the home.

In 2000, several gas distribution companies not affiliated with Northern Indiana were involved in highly publicized testing and  clean-up  programs  resulting  from  mercury  spills  associated  with the  removal of gas  regulators containing  mercury.  Northern  Indiana  historically  utilized gas regulators that contained  small  quantities of mercury.  Northern  Indiana has  implemented  a program for reviewing its  procedures  for managing gas  regulators containing  mercury.  While this program is currently  underway,  it has not  identified any  significant  problems associated with past or current use or removal of mercury regulators.

On  December 7, 2000,  the  EPA  Region  V sent a letter to Northern Indiana asking Northern Indiana to "review its records  and  address  any  concerns  or  issues  associated  with  mercury  regulators  manometers,  or  any other mercury-containing  measuring  devices."  Northern  Indiana  believes  that  the program described in the preceding paragraph will be sufficient to satisfy the EPA's request.

                                                Electric Operations

Northern Indiana generates and distributes  electricity to 430,052 customers in 21 counties in the northern part of
Indiana.  Northern Indiana owns and operates four coal-fired  electric generating stations with a net capability of
3,179 megawatts,  four gas-fired combustion turbine generating units with a net capability of 203 megawatts and two hydroelectric generating plants with a net capability of 10 megawatts.  These facilities provide for a total system net capability of 3,392 megawatts. Northern Indiana is interconnected with five neighboring electric utilities.

Market Conditions
The regulatory frameworks applicable to electric operations are undergoing  fundamental changes. These changes have previously  had, and will  continue to have an impact on Northern  Indiana's  electric  operations,  structure  and profitability.  At the same time,  competition  within the industry  will create  opportunities  to compete for new customers and  revenues.  Management  has taken steps to become more  competitive  and  profitable in this changing environment,  including  converting  some of its  generating  units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.

Regulatory Matters
FERC  issued  Order No.  888-A in 1996 which  required  all  public  utilities  owning,  controlling  or  operating transmission lines to file  non-discriminatory  open-access tariffs and offer wholesale  electricity  suppliers and marketers  the same  transmission  service they provide  themselves.  On June 30, 2000,  the D.C.  Circuit Court of
Appeals upheld FERC's open access orders in all major respects. The U.S. Supreme Court on February 26, 2001 granted certiorari, agreeing to review the case. In 1997, FERC approved Northern Indiana's open-access transmission tariff.
On  December  20,  1999,  FERC  issued  Order  2000 addressing the formation and operation of Regional Transmission
Organizations  (RTOs).  The  rule  is  intended  to  eliminate  pricing  inequities  in  the provision of wholesale transmission  service. On October 16, 2000, Northern Indiana filed with the FERC indicating that it is committed to joining  an  RTO  and  on  February  28,  2001  executed the documents to join the Alliance RTO. Although wholesale customers  currently  represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

At the state level, during 1999 and 2000, discussions were held with the other investor-owned  utilities in Indiana and with other segments of the Indiana electric  industry  regarding the technical and economic aspects of possible legislation  leading to greater customer choice. A consensus was not reached.  Therefore,  Northern Indiana did not support legislation regarding electric restructuring during the 2000 session of the Indiana General Assembly, or in the most recent  session,  now in  progress.  Discussions  are ongoing  with all  segments of the Indiana  electric industry in an attempt to reach a consensus on electric restructuring legislation.

During the course of a  regularly  scheduled  review,  referred  to as a Level 1 review,  the staff of the  Indiana
Utility Regulatory  Commission (IURC) made a preliminary  determination,  based on unadjusted  historical financial information  filed by Northern  Indiana,  that Northern Indiana was earning returns that were in excess of its last rate order and generally established standards. Despite holding meetings with the IURC staff during 2000 to explain several adjustments that needed to be made to the filed information to make such an analysis meaningful,  the staff has  recommended  that a formal  investigation  be  performed.  The IURC has ordered that an  investigation  begin.
Management  is unable at this time to determine if a broader  analysis,  which would be performed  through a formal investigation,  could  result in a rate  adjustment  that would be higher or lower than  currently  allowed  rates.
Management  intends to  vigorously  oppose any  efforts to reduce  rates that may result  from this  investigation.

Environmental Matters
Air.  The Clean Air Act  Amendments  of 1990 (CAAA)  impose  limits to control  acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx) which became fully effective in 2000. All of Northern Indiana's facilities are in compliance with the sulfur dioxide and NOx limits.

The CAAA also contain other  provisions that could lead to limitations on emissions of hazardous air pollutants and other air pollutants  (including NOx as discussed below),  which may require significant  capital  expenditures for control of these emissions.  Until specific rules are issued that affect Northern Indiana's facilities,  what these requirements will be or the costs of complying with these requirements cannot be predicted.

During 1998, the EPA issued a final rule, the NOx State  Implementation Plan (SIP) call,  requiring certain states, including Indiana,  to reduce NOx levels from several sources,  including  industrial and utility boilers.  The EPA stated that the intent of the rule is to lower  regional  transport of ozone  impacting  other  states'  ability to attain the federal ozone standard.  According to the rule, the State of Indiana must issue regulations implementing the control program.  The State of Indiana, as well as some other states,  filed a legal challenge in December 1998 to the EPA NOx SIP call  rule.  Lawsuits  have  also been  filed  against  the rule by  various  groups,  including utilities.  In a March 3, 2000 decision,  the United States Court of Appeals for the D.C.  Circuit ruled largely in favor of the EPA's  regional  NOx plan and on June 22,  2000,  the court  extended  the deadline for the state plan submittals implementing the EPA NOx SIP call to October 30, 2000. A petition for a hearing before the United States
Supreme Court was denied on March 5, 2001. In  anticipation  of this outcome,  the State of Indiana  superceded its
February 2000 proposed NOx control plan designed to address Indiana's ozone  nonattainment areas and regional ozone transport,  by initiating  rulemaking on a more stringent  rule  compliant  with the EPA's NOx SIP call rule.  That rulemaking is expected to be finalized by mid-summer 2001.  Northern Indiana is actively  involved in the review of and comment on the proposed Indiana rules.

In spite of the state's  efforts,  on December 18, 2000,  the EPA sent Indiana and 10 other NOx SIP call states and the  District  of  Columbia  deficiency  notices  for their  failure to submit  final rules by the October 30, 2000 deadline. Because Indiana has been working with the EPA and is expected to finalize its rule by mid-summer 2001, no additional adverse  requirements are expected.  Any NOx emission  limitations  resulting from the Indiana rules are expected to be more restrictive  than those imposed on electric  utilities under the CAAA's acid rain NOx reduction program described above. Northern Indiana is evaluating any potential requirements that could result from the rules as implemented by the State of Indiana.  Northern  Indiana  believes that the costs relating to compliance with any new standards may be substantial,  but such costs are dependent upon the ultimate  control program agreed to by the targeted states and the EPA and are not currently reasonably estimable. Northern Indiana is continuing its programs to reduce NOx emissions at its electric facilities and will continue to closely monitor developments in this area.

In a matter  related to the NOx SIP call,  several  northeastern  states  have filed  petitions  with the EPA under
Section 126 of the Clean Air Act.  The  petitions  allege harm and request  relief from sources of emissions in the
Midwest that allegedly cause or contribute to ozone  nonattainment in their states.  Northern Indiana is monitoring the EPA's  decisions on these  petitions and existing  litigation to determine the impact of these  developments on programs to reduce NOx emissions at its electric facilities.

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate  matter in
July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate  matters to the EPA. The Court of Appeals  decision was appealed to the Supreme Court,  which heard oral  arguments on November 7, 2000.  The Supreme Court  rendered a complex  ruling on February 27, 2001 that will  require  some  issues to be  resolved  by the D.C.  Circuit  Court and EPA before  final  rulemaking  occurs.
Consequently,  final rules specifying a compliance  level,  deadline and controls  necessary for compliance are not expected in the near future.  Resulting rules could require  additional  reductions in sulfur dioxide,  particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations) beyond measures  discussed  above.  Final  implementation  methods  will be set by the EPA as  well  as  state  regulatory authorities. Northern Indiana believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate  control program agreed to by the targeted states and the EPA and are currently not reasonably estimable. Northern Indiana will continue to closely monitor developments in this area: however, the exact nature of the impact of the new standards on its operations will not be known for some time.

In a letter dated September 15, 1999, the Attorney  General of the State of New York alleged that Northern  Indiana violated the Clean Air Act by constructing a major modification of one of its electric  generating stations without obtaining pre-construction permits required by the Prevention of Significant Deterioration (PSD) program. The major modification allegedly took place at the R. M. Schahfer Station when, "in approximately 1995-1997, Northern Indiana upgraded  the coal  handling  system at Unit 14 at the  plant."  While  Northern  Indiana  is  investigating  these allegations,  it does not believe that the alleged  modifications  required  pre-construction  review under the PSD program and believes that all appropriate permits were acquired.

Initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon  dioxide,  a by-product of burning fossil fuels.  Reduction of such emissions could result in significant capital outlays or operating expenses for Northern Indiana.

On December 20, 2000, by notice in the Federal Register,  the EPA issued a finding that the regulation of emissions of  mercury  and other air  toxics  from coal and  oil-fired  electric  steam  generating  units is  necessary  and appropriate.  The EPA expects to issue  proposed  regulations  by December 15, 2003,  and finalized  regulations by
December 15, 2004. The potential impact, if any, to Northern Indiana's  financial results that may occur because of any potential new regulations concerning emissions of mercury and other air toxics is unknown at this time.

Remediation. Northern Indiana is a PRP at four waste disposal sites under CERCLA and similar state laws, and may be required to share in the cost of clean-up  of such sites.  In  addition,  Northern  Indiana has  corrective  action liability  under the  Resource  Conservation  and  Recovery  Act for closure and  clean-up  costs  associated  with treatment,  storage,  and disposal units. As of December 31, 2000, a reserve of  approximately  $2 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many  factors,  including  the volume of material  contributed  to the site,  years of ownership of operations,  the number of other PRPs and their  financial  viability and the extent of  environmental response  required.  Based upon  investigations  and management's  understanding of current  environmental laws and regulations,  Northern Indiana believes that any environmental response required will not have a material effect on its financial position or results of operations.

                                        Voluntary Early Retirement Program

As a result of  NiSource's  ongoing  review of its  various  business  units,  the  acquisition  of  Columbia,  the utilization of improved  technologies and process  improvement  initiatives,  management has identified a number of ways to improve efficiency. As discussed below, NiSource implemented a Voluntary Early Retirement Program (VERP) to reduce staffing levels.

In September 2000, NiSource announced the introduction of a VERP for certain of its subsidiaries.  Approximately 89
Northern Indiana  employees were eligible.  During the acceptance period that began on October 12, 2000  and closed on November 25, 2000, 68 Northern  Indiana  employees  elected early  retirement.  The majority of the  retirements occurred  on January 1, 2001.  Northern  Indiana  recorded  expense of $6.9  million in the fourth  quarter of 2000 related to this VERP.

Retirement costs for these employees are funded through the pension plan.

                                          Impact of Accounting Standards

Refer to  "Summary  of  Significant  Accounting  Policies  - Impact of  Accounting  Standards"  in the Notes to the
Consolidated  Financial  Statements in Item 8 for  information  regarding  impact of  accounting  standards not yet adopted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Northern Indiana Public Service Company:

We have audited the  accompanying  consolidated  balance sheets and statements of consolidated  capitalization  and long-term debt of Northern Indiana Public Service Company (an Indiana corporation and a wholly-owned  subsidiary of
NiSource  Inc.) and  subsidiaries  as of December 31, 2000 and 1999,  and the related  statements  of  consolidated income,  retained  earnings and cash flows for each of the three years in the period ended December 31, 2000. These consolidated  financial  statements  and the schedule  referred to below are the  responsibility  of the  Company's management.  Our  responsibility is to express an opinion on these consolidated  financial  statements and schedule based on our audits.

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

In our opinion,  the consolidated  financial statements referred to above present fairly, in all material respects, the financial  position of Northern  Indiana Public Service  Company and  subsidiaries  as of December 31, 2000 and
1999,  and the results of their  operations  and their cash flows for each of the three  years in the period  ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                              /s/ Arthur Andersen LLP
Chicago, Illinois
January 30, 2001

Statements of Consolidated Income

Year Ended December 31, (in thousands)                        2000                1999                1998

Operating Revenues:
   Gas                                              $      913,836      $      644,687     $       572,485
   Electric                                              1,072,672           1,107,532           1,076,118
                                                         1,986,508           1,752,219           1,648,603
Cost of Energy:
   Gas costs                                               629,025             379,609             321,033
   Fuel for electric generation                            242,123             249,164             250,649
   Power purchased                                          32,450              66,964              41,990
                                                           903,598             695,737             613,672
Operating Margin                                         1,082,910           1,056,482           1,034,931
Operating Expenses:
   Operation                                               269,542             256,474             245,920
   Maintenance                                              72,467              65,462              65,302
   Depreciation and amortization                           241,900             233,555             228,547
   Other taxes                                              67,917              74,163              72,227
                                                           651,826             629,654             611,996
Utility Operating Income Before Utility
   Income Taxes                                            431,084             426,828             422,935
Utility Income Taxes                                       122,958             127,267             120,786
Utility Operating Income                                   308,126             299,561             302,149
Other Income (Deductions)                                    1,249              (2,248)             (3,589)
Interest:
   Interest on long-term debt                               63,241              67,695              69,672
   Other interest                                           15,373               3,352               4,524
   Amortization of premium, reacquisition
     premium, discount and expense on debt, net              4,702               4,155               4,184
                                                            83,316              75,202              78,380
Net Income                                                 226,059             222,111             220,180

Dividend requirements on preferred stocks                    7,817               8,131               8,335
Balance available for common shares                 $      218,242      $      213,980      $      211,845
Common dividends declared                           $      168,000      $      224,000      $      212,000

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheets

Year Ended December 31, (in thousands)                                            2000                1999
ASSETS

Utility Plant, at original cost
   Electric                                                             $    4,342,989     $     4,237,427
   Gas                                                                       1,377,634           1,323,528
   Common                                                                      362,558             381,486
                                                                             6,083,181           5,942,441
     Less - Accumulated provision for depreciation
       and amortization                                                      3,177,350           2,993,412
         Total Utility Plant                                                 2,905,831           2,949,029
Other Property and Investments                                                   2,679               2,668
Current Assets:
   Cash and cash equivalents                                                    17,889               6,145
   Accounts receivable, less reserve of $10,454
     and $7,804, respectively                                                  259,663             141,537
   Fuel adjustment clause                                                           -                4,201
   Gas cost adjustment clause                                                  146,255              36,787
   Materials and supplies, at average cost                                      47,000              52,735
   Electric production fuel, at average cost                                    15,591              31,968
   Natural gas in storage, at last-in,
     first-out cost                                                            109,746              22,966
   Price risk management assets                                                 23,221              31,677
   Prepayments and other                                                        32,264              28,608
         Total Current Assets                                                  651,629             356,624
Other Assets:
   Regulatory assets                                                           179,124             186,080
   Prepayments and other                                                       199,598             161,053
         Total Other Assets                                                    378,722             347,133
                                                                        $    3,938,861     $     3,655,454

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheets

December 31, (in thousands)                                                       2000                1999
Capitalization and Liabilities

   Common shareholder's equity                                          $    1,058,373     $     1,008,131
   Preferred stocks-
     Series without mandatory
       redemption provisions                                                    81,114              81,114
     Series with mandatory
       redemption provisions                                                    49,124              54,030
   Long-term debt, excluding amounts due
     within one year                                                           901,772             920,413
         Total capitalization                                                2,090,383           2,063,688

   Current portion of long-term debt                                            19,000             158,000
   Short-term borrowings                                                       407,100              96,290
   Accounts payable                                                            349,863             129,532
   Dividends declared on common and preferred stocks                               860              59,017
   Customer deposits                                                            28,571              24,264
   Taxes accrued                                                                57,060             115,761
   Interest accrued                                                             10,304               7,392
   Fuel adjustment clause                                                          202                   -
   Accrued employment costs                                                     58,780              51,393
   Price risk management liabilities                                            21,982              54,001
   Other accruals                                                               22,145              22,162
         Total current liabilities                                             975,867             717,812

   Deferred income taxes                                                       562,527             592,022
   Deferred investment tax credits, being amortized over
     life of related property                                                   78,479              85,566
   Deferred credits                                                             49,065              47,105
   Accrued liability for post-retirement benefits                              149,163             137,211
   Other non-current liabilities                                                33,377              12,050
         Total other                                                           872,611             873,954

Commitments and Contingencies:
                                                                        $    3,938,861     $     3,655,454

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Statements of Consolidated Capitalization

December 31, (in thousands)                                                       2000                1999
Common Shareholder's Equity
   Common shares -without par value- authorized
     75,000,000 shares - issued and outstanding
     73,282,258 shares                                                  $      859,488     $       859,488
   Additional paid-in capital                                                   12,525              12,525
   Retained earnings                                                           186,360             136,118
         Total common shareholder's equity                                   1,058,373           1,008,131
Preferred Stocks, Which Are Redeemable Solely
at Option of Northern Indiana
   Cumulative preferred stock -
     $100 par value -
       4-1/4% series - 209,035 shares outstanding                               20,903              20,903
       4-1/2% series - 79,996 shares outstanding                                 8,000               8,000
       4.22% series - 106,198 shares outstanding                                10,620              10,620
       4.88% series - 100,000 shares outstanding                                10,000              10,000
       7.44% series - 41,890 shares outstanding                                  4,189               4,189
       7.50% series - 34,842 shares outstanding                                  3,484               3,484
       Premium on preferred stock                                                  254                 254
   Cumulative preferred stock -
     no par value -
       Adjustable Rate (6.00% at December 31, 2000) -
       Series A (stated value - $50 per share),
       473,285 shares outstanding                                               23,664              23,664
                                                                                81,114              81,114
Redeemable Preferred Stocks, Subject to Mandatory
Redemption Requirements or Whose Redemption is
Outside the Control of Northern Indiana
   Cumulative preferred stock -
     $100 par value -
       8.85% series - 0 and 37,500 shares outstanding,
         respectively                                                                -               3,750
       7-3/4% series - 22,244 and 27,798 shares
         outstanding, respectively                                               2,224               2,780
       8.35% series - 39,000 and 45,000 shares
         outstanding, respectively                                               3,900               4,500
   Cumulative preferred stock -
     no par value -
       6.50% series - 430,000 shares outstanding                                43,000              43,000
                                                                                49,124              54,030
Long-Term Debt                                                                 901,772             920,413
         Total capitalization                                           $    2,090,383     $     2,063,688

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Statements of Consolidated Long-Term Debt

December 31, (in thousands)                                                       2000                1999
First Mortgage Bonds -
   Series T, 7-/2%, due April 1, 2002                                   $       38,000     $        38,500
   Series NN, 7.10%, due July 1, 2017                                           55,000              55,000
         Total                                                                  93,000              93,500

Pollution Control Notes and Bonds -
   Series A Note -
     City of Michigan City, 5.70% due October 1, 2003                           10,500              14,000
   Series 1988 Bonds - Jasper County - Series A, B and C -
     4.79% weighted average at December 31, 2000,
     due November 1, 2016                                                      130,000             130,000
   Series 1988 Bonds - Jasper County - Series D - 4.55%
     weighted average at December 31, 2000, due
     November 1, 2007                                                           24,000              24,000
   Series 1994 Bonds - Jasper County - Series A - 4.85%
     at December 31, 2000 due August 1, 2010                                    10,000              10,000
   Series 1994 Bonds - Jasper County - Series B - 4.85%
     at December 31, 2000, due June 1, 2013                                     18,000              18,000
   Series 1994 Bonds - Jasper County - Series C - 4.60%
     at December 31, 2000, due April 1, 2019                                    41,000              41,000
         Total                                                                 233,500             237,000

Medium-Term Notes -
   Interest rates between 6.50% and 7.69% with a weighted
     average interest rate of 7.06% and various maturities
     between June 3, 2002 and August 4, 2027                                   578,025             593,025

Unamortized Premium and Discount on
Long-Term Debt, Net                                                             (2,753)             (3,112)
         Total long-term debt, excluding amounts due in one year        $      901,772     $       920,413

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Statements of Consolidated Cash Flows

Year Ended December 31, (in thousands)                        2000                 1999                1998
Operating Activities:
   Net income                                      $       226,059       $      222,111     $       220,180

   Adjustments to reconcile net income to net cash:
     Depreciation and amortization                         241,900              233,555             228,547
     Net changes in price risk management activities       (23,563)              22,324                   -
     Deferred income taxes                                 (16,530)             (19,496)            (32,574)
     Amortization of deferred investment tax credits        (7,087)              (7,126)             (7,160)
     Other, net                                             10,459               (4,905)              1,900
                                                           431,238              446,463             410,893

   Changes in components of working capital:
     Accounts receivable, net                             (124,697)             (31,165)             (4,194)
     Electric production fuel                               16,377                  434             (13,565)
     Materials and supplies                                  5,735               (1,181)              2,112
     Natural gas in storage                                (86,780)              27,893              (4,979)
     Accounts payable                                      161,382              (10,240)             16,247
     Taxes accrued                                         (23,609)              36,540              24,119
     Fuel adjustment clause                                  4,403              (10,480)              8,958
     Gas cost adjustment clause                           (109,468)               7,257              42,476
     Accrued employment costs                                7,387                7,170              (6,872)
     Other accruals                                            933              (34,408)             (5,505)
     Other, net                                             10,488               18,253             (11,380)
Net Cash From Operating Activities                         293,389              456,536             458,310

Investing Activities:
     Construction expenditures                            (193,413)            (192,838)           (182,123)
     Other investing activities, net                        (1,634)              (6,155)             (7,195)
Net Investing Activities                                  (195,047)            (198,993)           (189,318)

Financing Activities:
     Retirement of long-term debt                         (159,000)              (3,000)            (51,509)
     Change in short-term debt                             310,810              (29,810)              7,100
     Retirement of preferred stock                          (4,906)              (2,407)             (2,413)
     Dividends paid - common shares                       (226,000)            (228,000)           (205,000)
     Dividends paid - preferred shares                      (7,861)              (8,176)             (8,392)
     Other financing activities, net                           359                  454                 963
Net cash used in financing activities                      (86,598)            (270,939)           (259,251)
Increase (decrease) in cash and cash equivalents            11,744              (13,396)              9,741
Cash and cash equivalents at beginning of year               6,145               19,541               9,800
Cash and cash equivalents at end of year           $        17,889       $        6,145     $        19,541

Supplemental Disclosures of Cash Flow Information
     Cash paid for interest, net of amounts capitalized     69,438               71,735              71,645
     Cash paid for income taxes                            164,861              125,580             135,145

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Statements of Consolidated Retained Earnings

Year Ended December 31, (in thousands)                        2000                1999                1998
Balance at Beginning of Period                      $      136,118      $      146,138     $       146,293

Add:
   Net Income                                              226,059             222,111             220,180
                                                           362,177             368,249             366,473

Less:
   Dividends:
     Cumulative Preferred stock -
       4-1/4% series                                           888                 888                 889
       4-1/2% series                                           360                 360                 360
       4.22% series                                            448                 448                 448
       4.88% series                                            488                 488                 488
       7.44% series                                            312                 312                 312
       7.50% series                                            261                 261                 261
       8.85% series                                            240                 461                 571
       7-3/4% series                                           233                 276                 319
       8.35% series                                            372                 422                 472
       6.50% series                                          2,795               2,795               2,795
       Adjustable Rate, series A                             1,420               1,420               1,420

   Common shares                                           168,000             224,000             212,000
                                                           175,817             232,131             220,335
Balance at End of Period                            $      186,360      $      136,118     $       146,138

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                                    Notes to Consolidated Financial Statements

1.       Holding Company  Structure.  Effective March 3, 1988,  Northern  Indiana Public Service Company  (Northern
Indiana)  became  a  subsidiary  of  NiSource  Inc.  (NiSource),  formerly  NIPSCO  Industries,  Inc.,  an  Indiana corporation.  NIPSCO  Industries,  Inc. changed its name to NiSource Inc. on April 14, 1999.  NiSource is an energy holding company that provides  natural gas,  electricity  and other products and services to 3.6 million  customers located  within  the  energy  corridor  that runs from the Gulf  Coast  through  the  Midwest  to New  England.  In connection  with the  acquisition  of Columbia  Energy  Group  (Columbia)  on November 1, 2000,  NiSource  became a
Delaware  corporation.  NiSource is a registered  holding  company under the Public Utility  Holding Company Act of
1935, as amended, (1935 Act).

2.       Summary of Significant Accounting Policies

A.       Principles  of  Consolidation.  The  consolidated  financial  statements  include the accounts of Northern
Indiana and subsidiaries,  after the elimination of all significant  intercompany items. Certain  reclassifications were made to conform the prior years' financial statements to the current presentation.

B.       Cash and Cash  Equivalents.  Northern  Indiana  considers all highly liquid  short-term  investments to be cash equivalents.

C.       Basis of Accounting for Rate-Regulated  Subsidiaries.  Statement of Financial Accounting Standards No. 71,
"Accounting for the Effects of Certain Types of Regulation"  (SFAS No. 71),  provides that Northern Indiana account for and  report  assets  and  liabilities  consistent  with the  economic  effect  of the way in  which  regulators establish  rates,  if the rates  established  are designed to recover the costs of providing the regulated  service and if the  competitive  environment  makes it  probable  that such rates can be charged  and  collected.  Northern
Indiana follows the accounting and reporting  requirements of SFAS No. 71. Certain  expenses and credits subject to utility  regulation or rate  determination  normally  reflected in income are deferred on the balance sheet and are recognized  in income as the  related  amounts  are  included in service  rates and  recovered  from or refunded to customers.  In the event that regulation  significantly changes the opportunity for Northern Indiana to recover its costs in the future,  all or a portion of Northern Indiana's  regulated  operations may no longer meet the criteria for the  application  of SFAS No.  71. In such  event,  a  write-down  of all or a portion  of  Northern  Indiana's existing  regulatory  assets and  liabilities  could  result,  unless  some form of  transition  cost  recovery  is established  by the  appropriate  regulatory  body  which  would meet the  requirements  under  generally  accepted accounting  principles  for  continued  accounting as regulatory  assets during such recovery  period.  If Northern
Indiana will not be able to continue to apply the  provisions of SFAS No. 71, it will have to apply the  provisions of SFAS No. 101 "Regulated  Enterprises - Accounting for the  Discontinuation  of Application of FASB Statement No.
71." In management's opinion, Northern Indiana will be subject to SFAS No. 71 for the foreseeable future.

Regulatory assets were comprised of the following items:

At December 31, (in thousands)                                                    2000                1999
Assets
   Reacquisition premium on debt (see Note 12)                          $       36,035      $       39,499
   R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred
     depreciation (see Note 2E)                                                 49,677              53,894
   Bailly scrubber carrying charges and deferred depreciation (see
     (Note 2E)                                                                   6,372               7,308
   Postemployment and other postretirement costs (see Note 8)                   61,574              67,171
   FERC Order No. 636 transition costs                                           7,936              13,728
   Net regulatory effects of accounting for income taxes (see Note 2O)          25,466              18,208
   Underrecovered gas and fuel costs                                           138,117              27,260
Total Assets                                                            $      325,177      $      227,068

Regulatory  assets of  approximately  $275.5 million are not presently  included in the rate base and  consequently are not earning a return on investment.  These regulatory assets are being recovered  through cost of service.  The remaining  recovery periods generally range from one to fourteen years.  Regulatory assets of approximately  $129.5 million require specific rate action. All regulatory assets are probable of recovery.

D.       Utility Plant and Related  Depreciation and Maintenance.  Property plant and equipment are stated at cost.
The cost of utility  includes an allowance for funds used during  construction  (AFUDC).  The 2000 before-tax rates for AFUDC was 6.2%. The 1999 and 1998 before-tax rates for AFUDC were 4.25% and 6.0%, respectively.

Northern  Indiana  provides  depreciation  on a  straight-line  method  over  the  remaining  service  lives of the electric, gas and common properties.

The  depreciation  provisions  for utility  plant,  as a percentage of the original  cost,  for the periods  ended,
December 31, 2000, 1999 and 1998 were as follows:

                                                              2000                1999                1998
   Electric                                                   3.7%                3.7%                3.6%
   Gas                                                        5.4%                5.4%                5.4%

Northern  Indiana  charges  maintenance and repairs,  including the cost of removal of minor items of property,  to expense as  incurred.  When  property  that  represents  a retired  unit is replaced  or removed,  the cost of such property is credited to utility plant,  and such cost,  together with the cost of removal less salvage,  is charged to the accumulated provision for depreciation.

E.       Carrying  Charges and Deferred  Depreciation.  Upon completion of R. M. Schahfer Units 17 and 18, Northern
Indiana  capitalized  the  carrying  charges and deferred  depreciation  in  accordance  with orders of the Indiana
Utility  Regulatory  Commission  (IURC) until the cost of each unit was allowed in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

Northern  Indiana has  capitalized  carrying  charges and  deferred  depreciation  and certain  operating  expenses relating to its scrubber  service  agreement for its Bailly  Generating  Station in accordance with an order of the
IURC.  The  accumulated  balance of the deferred  costs and related  carrying  charges is being  amortized over the remaining life of the scrubber service agreement.

F.       Amortization  of Software  Costs.  External  and  incremental  internal  costs  associated  with  computer software  developed for internal use are  capitalized.  Capitalization  of such costs commences upon the completion of the  preliminary  stage of the  project.  Once the  installed  software  is ready  for its  intended  use,  such capitalized costs are amortized on a straight-line basis over a period of five to ten years.

G.       Revenue  Recognition.  Except as  discussed  below,  revenues  are  recorded  as services  are  delivered.
However,  utility revenues are billed to customers  monthly on a cycle basis.  Revenues are recorded on the accrual basis and include an estimate for electric  and gas  delivered.  Effective  January 1, 1999,  revenues  relating to energy  trading  operations  are recorded  based upon changes in the fair values,  net of reserves,  of the related energy trading contracts.

H.       Accounts  Receivable  Sales Program.  Northern  Indiana enters into  agreements with third parties to sell certain accounts  receivable  without recourse.  These sales are reflected as reductions of accounts  receivable in the  accompanying  consolidated  balance  sheets and as  operating  cash flows in the  accompanying  statements  of consolidated  cash flows. The costs of this program,  which are based upon the purchasers'  level of investment and borrowing costs, are charged to other income in the accompanying statements of consolidated income.

I.       Use of  Estimates.  The  preparation  of financial  statements in conformity  with  accounting  principles generally  accepted in the United States  requires  management to make  estimates and  assumptions  that affect the reported  amounts of assets and liabilities and disclosure of contingent  assets and liabilities at the date of the financial  statements  and the reported  amounts of revenues  and  expenses  during the  reporting  period.  Actual results could differ from those estimates.

J.       Fuel  Adjustment  Clause.  All metered  electric  rates contain a provision for  adjustment in charges for electric  energy to  reflect  increases  and  decreases  in the cost of fuel and the fuel cost of  purchased  power through  operation of a fuel  adjustment  clause.  As prescribed by order of the IURC  applicable to metered retail rates,  the  adjustment  factor  has been  calculated  based  on the  estimated  cost of fuel and the fuel  cost of purchased  power in a future  three month  period.  If two  statutory  requirements  relating to expense and return levels are satisfied,  any under recovery or over recovery  caused by variances  between  estimated and actual cost in a given three month period will be included in a future filing.  Northern  Indiana records any under recovery or over recovery as a current  regulatory  asset or current  liability  until such time as it is billed or refunded to its customers.  The fuel adjustment  factor is subject to a quarterly hearing by the IURC and remains in effect for a three month period.

K.       Gas Cost  Adjustment  Clause.  Northern  Indiana  defers  differences  between gas purchase  costs and the recovery of such costs in revenues,  and adjusts  future  billings for such  deferrals on a basis  consistent  with applicable state approved tariff provisions.

L.       Natural Gas in Storage.  Natural gas in storage is valued using the last-in,  first-out  (LIFO)  inventory methodology.  Based on the average  cost of gas using the LIFO  method in  December  2000 and  December  1999,  the estimated  replacement cost of gas in storage at December 31, 2000 and December 31, 1999,  exceeded the stated LIFO cost by $261.4 million and $48.9 million, respectively.

M.       Affiliated Company  Transactions.  Northern Indiana receives executive,  financial,  gas supply, sales and marketing,  and administrative  and general services from an affiliate,  NiSource Corporate Services Company (NSC), a wholly-owned subsidiary of NiSource.

The costs of these  services are charged to Northern  Indiana based on payroll  costs and expenses  incurred by NSC employees for the benefit of Northern  Indiana.  These costs,  which totaled $21.2 million for the year 2000, $17.8 million for the year 1999 and $21.4  million for the year 1998,  consist  primarily  of employee  compensation  and benefits.

Northern  Indiana  purchased  natural gas and  transportation  services from affiliated  companies in the amount of
$69.4 million,  $16.3 million and $20.8 million,  representing 10.5%, 4.8% and 6.8% of Northern Indiana's total gas costs for years 2000, 1999 and 1998, respectively.

Northern  Indiana  subleases a portion of its office  facilities to affiliated  companies for a monthly fee,  which includes operating expenses, based on space utilization.

The  December 31,  2000,  and 1999  accounts  receivable  balance  include  approximately  $30.4  million and $14.0 million, respectively, due from associated companies.

As  of  December  31,  2000, Northern indiana had an intercompany note payable of $36.0 million to NiSource Finance
Corp. at an interest rate of 7.71%.

N.       Accounting for Risk  Management  Activities.  Northern  Indiana is exposed to commodity  price risk in its natural gas and electric operations.  A variety of commodity-based  derivative  financial  instruments are utilized to reduce this price risk. When these  derivatives are used to reduce price risk in non-trading  operations such as activities in gas supply for regulated gas utilities,or other retail customer  activity,  gains and losses on these derivative  financial  instruments are deferred as assets and liabilities and are recognized in earnings concurrent with the  disposition  of the underlying  physical  commodity.  In certain  circumstances,  a derivative  financial instrument will serve to hedge the acquisition  cost of natural gas injected into storage.  In this situation,  the gain or loss on the  derivative  financial  instrument  is deferred as part of the cost basis of gas in storage and recognized upon the ultimate  disposition of the gas. If a derivative  financial  instrument contract is terminated early because it is probable that a transaction or forecasted  transaction  will not occur,  any gain or loss as of such date is immediately recognized in earnings. If a derivative financial instrument is terminated for other  economic  reasons,  any gains or losses as of the  termination  date are deferred and recorded  when the associated transaction or forecasted transaction affects earnings.

Northern  Indiana also uses derivative  financial  instruments in connection  with trading  activities at its power trading  operations.  These  derivatives,  along with the related  physical  contracts,  are recorded at fair value pursuant to Emerging  Issues Task Force (EITF) Issue No. 98-10,  "Accounting for Energy Trading and Risk Management
Activities."  Because the majority of trading  activities  started in 1999,  the impact of adopting  EITF Issue No.
98-10 on January 1, 1999 was  insignificant.  Transactions  related to electric  utility system load  management do not qualify as a trading  activity under EITF Issue No. 98-10 and are accounted for on an accrual  basis.  Northern
Indiana refers to this activity as Power Management.

O.       Income Taxes and  Investment  Tax  Credits.  Northern  Indiana  records  income  taxes to  recognize  full interperiod  tax  allocations.  Under the  liability  method of income tax  accounting,  deferred  income taxes are recognized for the tax  consequences of temporary  differences by applying  enacted  statutory tax rates applicable to future years to  differences  between the  financial  statement  carrying  amounts and the tax basis of existing assets and liabilities.

Previously  recorded  investment  tax credits of Northern  Indiana were deferred and are being  amortized  over the life of the related properties to conform with regulatory policy.

P.       Environmental  Expenditures.  Northern Indiana accrues for costs associated with environmental remediation obligations  when such costs are probable and can be  reasonably  estimated,  regardless of when  expenditures  are made.  The  undiscounted  estimated  future  expenditures  are based on  currently  enacted  laws and  regulations, existing  technology and, when possible,  site-specific  costs.  The reserve is adjusted as further  information is developed or circumstances change.

3.       Restructuring Activities

During 2000,  NiSource  developed and began the  implementation of a plan to restructure its operations as a result of the Columbia  acquisition.  The restructuring plan included an involuntary  severance program, a transition plan to implement operational efficiency throughout NiSource's operations and a voluntary early retirement program.

As a  result  of  the  restructuring  plan,  it  is  estimated  that  approximately  37  management,  professional, administrative  and  technical  positions  have been or will be eliminated  at Northern  Indiana.  In October 2000,
Northern Indiana recorded pre-tax charges of $2.5 million in operating expense  representing  severance and related benefits  costs.  This charge  included $1.3 million of estimated  termination  benefits.  As of December 31, 2000, approximately  25 employees have been terminated as a result of the  restructuring  plan. At December 31, 2000, the consolidated balance sheets reflected an accrual of $1.2 million related to the restructuring plan.

4.       Impact of Accounting Standards

A.       SFAS No. 133 - Accounting for Derivative  Instruments  and Hedging  Activities.  The Financial  Accounting
Standards  Board (FASB) has issued  Statement of Financial  Accounting  Standards  (SFAS) No. 133,  "Accounting for
Derivative  Instruments  and  Hedging  Activities,"  in June  1998 and SFAS No.  137,  "Accounting  for  Derivative
Instruments  and Hedging  Activities-Deferral  of the  Effective  Date of FASB  Statement No. 133" in June 1999 and
SFAS No. 138,  "Accounting for Certain  Derivatives  Instruments  and Certain  Hedging  Activities- an amendment of
FASB No. 133" in June 2000.  Statement No. 133 as amended  standardizes the accounting for derivative  instruments, including  certain  derivative  instruments  embedded in hybrid  contracts,  by requiring that a company  recognize those items as assets or  liabilities  in the balance  sheet and measure  them at fair  value.  The  standard  also suggests in certain circumstances  commodity based contracts may qualify as derivatives.  Special accounting within this  statement  generally  provides  for  matching  of the  timing  of  gain  or loss  recognition  of  derivative instruments  qualifying  as  a  hedge  with  the  recognition  of  changes in the fair value of the hedged asset or liability  through  earnings,  and  requires  that  a  company  must  formally  document,  designate and assess the effectiveness  of  transactions  that  receive  hedge  accounting  treatment.  The statement also provides that the effective  portion of hedging instrument's gain or loss on a forecasted transaction be initially  reported in other comprehensive  income  and  subsequently  reclassified into earnings when the hedged forecasted transaction affects earnings.  Unless  those  specific  hedge  accounting  criteria  are  met,  SFAS  No.  133 requires that changes in derivatives' fair value be recognized currently in earnings.

Northern  Indiana  is a party to a number of  contracts  that  have  elements  of a  derivative  instrument.  These contracts  include,  among others,  binding  purchase  orders,  contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity  storage,  transportation or capacity service to meet normal  sales  commitments.  Although  many of these  contracts  have the  requisite  elements of a derivative  instrument,  Northern Indiana  believes these contracts are not subject to the accounting  requirements of SFAS 133 because  they provide for the  delivery of products or services in  quantities  that are expected to be used in the normal  course of operating the business or the value of the contract is directly  associated  with the price or value of a service.  Other contracts do not meet the definition of a derivative  instrument  because these represent requirements-based commitments.

The adoption of this  statement on January 1, 2001 is  estimated  to result in a cumulative  after-tax  increase to other comprehensive  income of approximately $4 million.  The adoption is also estimated to result in approximately
$14  million of  derivatives  to be  recognized  on the  balance  sheet as assets and  approximately  $8 million of derivatives to be recognized as liabilities.

B.       SFAS No. 140 -  Accounting  for  Transfers  and  Servicing  of  Financial  Assets and  Extinguishments  of
Liabilities.  In September 2000, the Financial  Accounting Standards Board issued Statement of Financial Accounting
Standards  No.  140,   "Accounting  for  Transfers  and  Servicing  of  Financial  Assets  and   Extinguishment  of
Liabilities".  This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial
Assets  and  Extinguishments  of  Liabilities"  (SFAS No.  125).  It  revises  the  standards  for  accounting  for securitizations  and other transfers of financial  assets and collateral and requires certain  disclosures,  but it carries over most of SFAS No. 125's provisions without reconsideration.

This  statement  provides  accounting and reporting  standards for transfers and servicing of financial  assets and extinguishments  of  liabilities.  Those  standards are based on consistent  application of a  financial-components approach that focuses on control. Under that approach, after a transfer of financial  assets, an entity  recognizes the financial and servicing  assets it controls and the liabilities it has incurred, derecognizes financial  assets when control has been  surrendered,  and  derecognizes  liabilities  when  extinguished.  This  Statement  provides consistent  standards  for  distinguishing  transfers of financial  assets that are sales from  transfers  that are secured borrowings.

C.       SAB No. 101 - Revenue  Recognition  in  Financial  Statements.  In  December  1999,  the SEC issued  Staff
Accounting Bulletin (SAB) No. 101, "Revenue  Recognition in Financial  Statements".  This SAB summarizes certain of the SEC Staff's views in applying  generally  accepted  accounting  principles to revenue  recognition in financial statements.  In June 2000, the SEC issued SAB No. 101B, which delayed the  implementation of SAB 101 until no later than  the  fourth  fiscal  quarter  of  fiscal years  beginning  after December 15, 1999. See Item 8, Note 6, "Risk
Management  Activities"  on  pages  32  through  34  with respect to disclosure of northern Indiana's power trading operations on a gross revenue and gross cost of energy basis.

5.       Regulatory Matters

Fuel Adjustment  Clause.  On August 18, 1999, the IURC issued a generic order (Generic Order) which established new guidelines  for the recovery of purchased  power costs through fuel  adjustment  clauses.  The IURC ruled that each utility had to establish a "benchmark" which is the utility's  highest on-system fuel cost per kilowatt-hour  (kwh)
during the most recent annual  period.  The IURC stated that if the weekly average of a utility's  purchased  power costs  were less than the  "benchmark",  these  costs per kwh  should be  considered  net  energy  costs  which are presumed  "fuel  costs  included  in purchased power". If the weekly average of a utility's  purchased  power costs exceeded the "benchmark", the utility would need to submit additional  evidence  demonstrating  the  reasonableness of  these costs. The Office of Utility Consumer Counselor (OUCC) appealed the Generic Order to the Indiana Court of
Appeals.  Northern  Indiana  applied  the  Generic Order's guidelines to purchased power transactions  sought to be recovered for February, March and April 2000.

By an order issued  February 23,  2000,  the IURC  approved  the  recovery of Northern  Indiana's  purchased  power transactions  during the months of July,  August and September 1999.  Northern Indiana and the OUCC filed petitions for reconsideration of the February 23, 2000 Order.

On June 30, 2000,  Northern  Indiana and the OUCC filed a joint motion to withdraw  petitions  for  reconsideration and requested  IURC  approval of a Stipulation  and  Agreement  (Agreement).  The Agreement  establishes a recovery mechanism for certain purchase power  transactions  for the months of July,  August and September 2000 that will be utilized in lieu of the IURC's Generic Order  guidelines.  The Agreement calls for Northern  Indiana to return,  by an  adjustment  to fuel  adjustment  clause  factors,  $1.8  million to retail  ratepayers  during the period  from
November 2000 through  April 2001.  Northern  Indiana has  established  a reserve for these  amounts.  By its order issued August 9, 2000, the IURC approved the  Agreement.  On September 5, 2000, the Indiana Court of Appeals issued an order approving a joint stipulation for dismissal, with prejudice, of the OUCC's appeal of the Generic Order.

Gas Cost  Adjustment  Clause.  On August 11, 1999, the IURC approved a flexible gas cost  adjustment  mechanism for
Northern  Indiana.  Under the new  procedure,  the demand  component of the  adjustment  factor will be determined, after hearings and IURC approval,  and made effective on November 1 of each year. The demand  component will remain in effect for one year until a new demand  component  is  approved  by the IURC.  The  commodity  component  of the adjustment  factor will be  determined  by monthly  filings,  which will become  effective on the first day of each calendar  month,  subject to refund.  The monthly  filings do not require IURC approval but will be reviewed by the
IURC during the annual hearing that will take place regarding the demand  component  filing.  Northern Indiana made its annual filing on September 1, 2000.

Northern  Indiana's gas cost  adjustment  factor also includes a gas cost incentive  mechanism  (GCIM) which allows the  sharing of any cost  savings or cost  increases  with  customers  based on a  comparison  of actual gas supply portfolio cost to a market-based benchmark price.

Other.  During the course of a regularly  scheduled review,  referred to as a Level 1 review, the staff of the IURC made a  preliminary  determination,  based  on  unadjusted  historical  financial  information  filed  by  Northern
Indiana's  electric  operations,  that  Northern  Indiana was earning  returns that were in excess of its last rate order and generally  established  standards.  Despite  holding  meetings with the IURC staff during 2000 to explain several  adjustments  that  needed to be made to the filed  information  to make such an analysis  meaningful,  the staff has recommended that a formal  investigation be performed.  The IURC has ordered that an investigation begin.
Management  is  unable  at this time to determine if a broader analysis,  which would be performed through a formal investigation,  could  result  in  a  rate  adjustment  that  would  be  higher  or  lower than  currently  allowed rates. Management intends to vigorously oppose any efforts to reduce rates that may result from this investigation.

6.       Risk Management Activities

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

Northern  Indiana uses futures  contracts,  options and swaps to hedge a portion of its price risk  associated with its  non-trading  activities  in gas supply for its regulated gas utility and other retail  customer  activity.  At
December  31,  2000,  Northern  Indiana had futures  contracts  representing  the hedge of natural gas sales in the notional amount of 1.7 billion cubic feet (Bcf) resulting in a deferred gain of $4.4 million.

Northern  Indiana's  trading  operations  include the activities of its power trading  business.  Northern  Indiana employs a value-at-risk  (VaR) model to assess the market risk of its energy trading  portfolios.  Northern Indiana estimates the one-day VaR across all trading groups which utilize  derivatives  using either Monte Carlo simulation or  variance/covariance  at a 95%  confidence  level.  Based on the results of the VaR  analysis,  the daily market exposure for power trading on an average,  high and low basis was $0.8 million,  $2.7 million and effectively  zero million and $0.4 million,  $1.2 million and effectively zero million during 2000 and 1999,  respectively.  Northern
Indiana  implemented a VaR methodology in 1999 to introduce  additional market  sophistication and to recognize the developing complexity of its businesses.

The fair market value of Northern  Indiana  power  trading  assets  and  liabilities  were  $30.9 million and $42.6 million,  respectively,  at December 31, 2000,  and $31.7  million and $54 million,  respectively,  at December 31,
1999.  The  average  fair  market  value  of  power  trading  assets  and  liabilities  were $36.6  million and $60 million,  respectively  at December 31, 2000,  and $20.9 million and $32.4  million,  respectively  at December 31,
1999.

Unrealized gains and losses on Northern  Indiana's  trading  portfolio are recorded as price risk management assets and  liabilities.  The market prices used to value price risk  management  activities  reflect the best estimate of market prices considering  various factors,  including closing exchange and  over-the-counter  quotations and price volatility  factors  underlying the commitments.  The accompanying  Consolidated  Balance Sheets reflect price risk management assets of $30.9 million and $31.7 million at December 31, 2000 and December 31, 1999,  respectively,  of which $23.2  million and $31.7  million  were  included in "Price risk  management  assets" and $7.7 million and $0 million were included  under the caption  "Prepayments  and other"  included in the Current  Assets at December 31,
2000 and December 31, 1999,  respectively.  The  accompanying  Consolidated  Balance Sheets also reflect price risk management  liabilities  (including net option  premiums) of $42.6 million and $54.0 million of which $22.0 million and $54.0  million  were  included in "Price risk  management  liabilities"  and $20.6  million and $0 million were included in "Other noncurrent liabilities" at December 31, 2000 and December 31, 1999, respectively.

Northern  Indiana  has  recorded  power  trading revenues and cost of sales of $ 485.2 million and $ 472.9 million, respectively,  at  December 31, 2000.  Northern  Indiana  has recorded  power trading revenues and cost of sales of
$ 237.8 million and $ 230.4 million,  respectively,  at December 31, 1999. These revenues and costs are included in
Other Income (Deductions) in the Statements of Consolidated Income.

Other Income (Deductions) in the Statement of Consolidated Income were comprised of the following items:

   ($ in thousands)                         Gas          Electric         Other        Adjustments        Total

   2000
     Power trading revenues                      -         485,195              -              -         485,195
     Power trading cost of sales                 -        (472,888)             -              -        (472,888)
     Power trading administrative
       expenses                                  -          (3,387)             -              -          (3,387)
     Power trading unrealized gains              -           2,044              -              -           2,044
     Other                                    1,158         (8,298)         (2,513)           (62)        (9,715)
     Total other income (deductions)          1,158          2,666          (2,513)           (62)         1,249

   1999
     Power trading revenues                      -         237,755              -              -         237,755
     Power trading cost of sales                 -        (230,420)             -              -        (230,420)
     Power trading administrative
       expenses                                  -          (2,152)             -              -          (2,152)
     Power trading unrealized gains              -           3,643              -              -           3,643
     Other                                    1,872         (8,093)         (4,806)           (47)       (11,074)
     Total other income (deductions)          1,872            733          (4,806)           (47)        (2,248)

7.       Income Taxes

The components of income tax expense are as follows:

   Year Ended December 31, (in thousands)                     2000                1999                1998
   Income Taxes
   Current
     Federal                                        $      129,103      $      135,787     $       140,364
     State                                                  17,472              18,102              20,156
   Total Current                                           146,575             153,889             160,520
   Deferred
     Federal                                               (15,457)            (18,191)            (30,290)
     State                                                  (1,073)             (1,305)             (2,284)
   Total Deferred                                          (16,530)            (19,496)            (32,574)
   Deferred Investment Credits                              (7,087)             (7,126)             (7,160)
   Total utility income taxes                              122,958             127,267             120,786
   Income tax applicable to non-operating activities
     and income of subsidiaries                              2,009              (1,585)             (1,937)
Total Income Taxes                                  $      124,967      $      125,682      $      118,849

Total income taxes from  continuing  operations  are  different  from the amount that would be computed by applying the statutory  Federal income tax rate to book income before income tax. The major reasons for this  difference are as follows:

   Year Ended December 31, (in thousands)                    2000                 1999                1998
   Net income                                          $  226,059           $  222,111          $  220,180
   Add-Income taxes                                       124,967              125,682             118,849
   Net Income before income taxes                      $  351,026           $  347,793          $  339,029
   Amount derived by multiplying pretax income by
     by statutory rate                                 $  122,859   35.0%   $  121,728  35.0%   $  118,660  35.0%
   Increases (reductions) in taxes resulting from:
     Book depreciation over related tax depreciation        3,480    1.0         3,934   1.1         3,992   1.2
     Amortization of deferred investment tax credits       (7,087)  (2.0)       (7,126) (2.0)       (7,160) (2.1)
     State income taxes, net of federal income tax benefit 10,284    2.9        10,461   3.0        10,817   3.2
     Reversal of deferred taxes provided at rates in
     excess of the current federal income tax rate         (4,413)  (1.3)       (5,457) (1.6)       (6,472) (1.9)
   Other, net                                                (156)   0.0         2,142   0.6          (988) (0.3)
   Total Income Taxes                                  $  124,967   35.6%   $  125,682  36.1%   $  118,849  35.1%

Deferred income taxes result from temporary  differences  between the financial  statement carrying amounts and the tax basis of existing  assets and  liabilities.  The principal  components  of Northern  Indiana's net deferred tax liability are as follows:

December 31, (in thousands)                                                       2000                1999
   Deferred tax liabilities
     Accelerated depreciation and other property differences               $   696,631        $    714,246
     AFUDC-equity                                                               29,084              30,748
     Adjustment clauses                                                         55,391              15,545
     Other regulatory assets                                                    23,352              27,598
     Prepaid pension and other benefits                                         55,052              56,227
     Reacquisition premium on debt                                              13,666              14,980
   Total Deferred Tax Liabilities                                              873,176             859,344
   Deferred tax assets
     Deferred investment tax credits                                           (29,763)            (32,451)
     Removal costs                                                            (184,955)           (171,645)
     Other postretirement/postemployment benefits                              (56,570)            (53,061)
     Other                                                                     (35,466)            (27,928)
   Total Deferred Tax Assets                                                  (306,754)           (285,085)
   Less:  Deferred income taxes related to current assets and liabilities        3,895             (17,763)
   Non-Current Deferred Tax Liability                                      $   562,527        $    592,022

8.       Pension and Other Postretirement Benefits

NiSource has a  noncontributory,  defined benefit  retirement  plans covering the majority of employees of Northern
Indiana. Benefits under the plans reflect the employees' compensation, years of service and age at retirement.

Northern  Indiana  provides  certain health care and life insurance  benefits for certain  retired  employees.  The majority of  employees  may become  eligible  for these  benefits if they reach  retirement  age while  working for
Northern Indiana.

The expected  cost of such  benefits is accrued  during the  employees'  years of service.  Current  rates  include postretirement  benefit costs on an accrual  basis,  including  amortization  of the  regulatory  assets that arose prior to inclusion of these costs in rates. Cash contributions are remitted to grantor trusts.

Beginning in 2000,  Northern  Indiana is reflecting the information  presented below as of September 30 rather than
December  31. The effect of  utilizing  September  30 rather than  December 31 is not  significant.  The  following tables  provide a  reconciliation  of the  plans'  funded  status  and  amounts  reflected  in  Northern  Indiana's
Consolidated Balance Sheets at December 31:

The  benefit  obligation  and the fair values of plan assets are  restated  at the  beginning  of 2000 to exclude a small number of individuals who were employees of NiSource affiliates.

                                                          Pension Benefits            Other Benefits

(in thousands)                                              2000         1999         2000          1999
   Change in benefit obligation
   Benefit obligation at beginning of year          $    827,355  $   914,273   $  185,640   $   207,079
   Service cost                                           15,570       15,858        4,031         3,010
   Interest cost                                          62,561       61,613       15,166        14,217
   Participants' contributions                               -            -            372         1,191
   Actuarial (gain) loss                                 (29,568)     (50,217)      (3,412)      (15,959)
   Special termination benefits                            6,902          -            -            -
   Benefits paid                                         (39,500)     (54,823)      (9,426)      (13,883)
   Benefit obligation at end of year                     843,320      886,704      192,371       195,655

   Change in plan assets
   Fair value of plan assets at beginning of year      1,023,937      958,435        3,393         2,903
   Actual return on plan assets                           41,020      158,775          521           704
   Employer contributions                                 40,000       35,000        9,054        12,477
   Plan participants' contributions                          -            -            372         1,191
   Benefits paid                                         (39,500)     (54,823)      (9,426)      (13,883)
   Fair value of plan assets at end of year            1,065,457    1,097,387        3,914         3,392

   Funded status of plan at end of year                  222,137      210,683     (188,457)     (192,262)
   Unrecognized actuarial net gain                       (98,707)    (140,665)    (103,253)     (103,623)
   Unrecognized prior service cost                        41,427       50,165        2,377         3,178
   Unrecognized transition obligation                     15,304       21,953      120,055       139,719
   Prepaid (Accrued) Benefit Cost                   $    180,161  $   142,136   $ (169,278)  $  (152,988)

                                                          Pension Benefits            Other Benefits

                                                           2000         1999         2000         1999
   Weighted-average assumptions
   Discount rate assumption                                8.00%        7.75%        8.00%         7.75%
   Compensation growth rate assumption                     4.50%        4.50%        5.00%         4.50%
   Medical cost trend assumption                            n/a          n/a         5.00%         5.00%
   Assets earnings rate assumption                         9.00%        9.00%        9.00%         9.00%

The following table provides the components of the plans expense for each of the three years:

                                                Pension Benefits                  Other Benefits

   (in thousands)                            2000       1999       1998         2000       1999       1998
   Net periodic cost
   Service cost                         $  15,570  $  15,858  $  15,347    $   4,031  $   3,010  $   3,314
   Interest cost                           62,561     61,613     58,337       15,166     14,217     13,685
   Expected return on assets              (91,308)   (84,488)   (80,329)        (305)      (261)      (216)
   Amortization of transition obligation    5,101      5,488      5,488       10,005     10,748     10,748
   Amortization of prior service cost       5,201      5,596      4,397          228        279        279
   Amortization of (gain) loss             (2,053)        -          -        (4,962)    (5,556)    (5,786)
   Special termination benefits             6,902         -          -            -          -          -
   Net Periodic Benefits Cost (Benefit) $   1,974  $   4,067  $   3,240    $  24,163  $  22,437  $  22,024

Assumed health care cost trend rates have a significant  effect on the amounts  reported for the health care plans.
A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                               1% point            1% point
($ in thousands)                                                               increase            decrease
Effect on service and interest components of net periodic cost                   1,919              (2,210)
Effect on accumulated postretirement benefit obligation                         13,967             (22,198)

9.       Authorized Classes of Cumulative Preferred and Preference Stocks

The  authorized  classes of par value and no par value  cumulative  preferred  and  preference  stocks of  Northern
Indiana  are as  follows:  Cumulative  Preferred--$100  par  value--2,400,000  shares;  Cumulative  Preferred--no  par value--3,000,000  shares;  Cumulative  Preference--$50 par value--2,000,000  share (none outstanding);  and Cumulative
Preference--no par value--3,000,000 shares (none outstanding).

The  preferred  shareholders  of  Northern  Indiana  have no voting  rights,  except in the event of default on the payment of four consecutive  quarterly  dividends,  or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

The redemption prices at December 31, 2000, for the cumulative  preferred stock,  which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, were as follows:

                                                                                              Redemption
                                                                                Series      Price per Share
   Cumulative preferred stock-- $100 par value -                                4-1/4%      $       101.20
                                                                                4-1/2%      $       100.00
                                                                                 4.22%      $       101.60
                                                                                 4.88%      $       102.00
                                                                                 7.44%      $       101.00
                                                                                 7.50%      $       101.00
   Cumulative preferred stock-- no par value--adjustable rate
     (6.00% at December 31,2000), Series A (stated value $50 per share)                     $        50.00

The  redemption  prices at December 31, 2000,  as well as sinking fund  provisions,  for the  cumulative  preferred stock  subject to  mandatory  redemption  requirements,  or whose  redemption  is outside  the  control of Northern
Indiana, were as follows:

                                                                                   Sinking Fund or Mandatory
   Series                                          Redemption Price Per Share        Redemption Provisions
   Cumulative preferred stock-- $100 par value-
     8.35%                                        $102.95, reduced periodically    3,000  shares  on or  before
                                                                                    July   1;   increasing   to
                                                                                    6,000  shares  beginning in
                                                                                    2004;        non-cumulative
                                                                                    option  to  double   amount
                                                                                    each year
     7-3/4%                                       $103.70, reduced periodically    2,777  shares  on or  before
                                                                                    December  1;  noncumulative
                                                                                    option  to  double   amount
                                                                                    each year
   Cumulative preferred stock--No par value-
     6.50%                                        $100.00 on October 14, 2002      430,000 shares on
                                                                                    October 14, 2002

Sinking fund  requirements with respect to redeemable  preferred stocks  outstanding at December 31, 2000, for each of the four years subsequent to December 31, 2001 were as follows:

   Year Ending December 31, ($ in thousands)
   2002                                                                                             43,578
   2003                                                                                                578
   2004                                                                                                878
   2005                                                                                                878

10.      Common Shares

All of Northern Indiana's common shares are owned by NiSource.

11.      Long-Term Incentive Plans

NiSource has two long-term incentive plans for key management  employees  including  management of Northern Indiana that were  approved by  shareholders  on April 13, 1988 (1988 Plan) and April 13, 1994 (1994 Plan).  The 1988 Plan,
as amended and restated,  and the 1994 Plan, as amended and restated,  were  re-approved by  shareholders  on April
14, 1999.  The Plans  permit the  following  types of grants,  separately  or in  combination:  nonqualified  stock options,  incentive stock options,  restricted stock awards, stock appreciation rights and performance units. Under the Plans,  the exercise  price of each option  equals the market price of common stock on the date of grant.  Each option has a maximum term of ten years and vests one year from the date of grant.

The 1988 Plan provided for the issuance of up to 5.0 million  common  shares to key  employees  through April 1998.
On January 29, 2000, the Board of Directors of NiSource  approved  certain  additional  amendments to the 1994 Plan and on June 1, 2000,  the 1994 Plan,  as amended and  restated,  was  approved by  shareholders  at the 2000 Annual
Meeting of  Shareholders  of  NiSource.  The amended and restated  1994 Plan  provides for the issuance of up to 11 million shares through April 2004, and permits contingent stock awards and dividend  equivalents  payable on grants of options, stock appreciation rights (SARs), performance units and contingent stock awards.  At December 31, 2000, there were 9,578,000 shares reserved for future awards under the amended and restated 1994 Plan.

SARs may be granted  only in tandem  with stock  options on a  one-for-one  basis and are  payable in cash,  common shares,  or a  combination  thereof.  Restricted  stock  awards are  restricted  as to transfer  and are subject to forfeiture for specific  periods from the date of grant.  Restrictions  on shares awarded in 1995 lapsed on January
27,  2000 and  vested  at 116% of the  number  awarded,  due to  attaining  specific  earnings  per share and stock appreciation  goals.  Restrictions on shares awarded in 1998 lapsed two years from date of grant and vested at 100%
of the number  awarded.  Restrictions  on shares  awarded in 2000 lapse  three years from date of grant and vesting may vary  from 0% to 200% of the  number  awarded,  subject  to  specific  performance  goals.  If a  participant's employment is  terminated  prior to vesting other than by reason of death,  disability  or  retirement,  restricted shares are  forfeited.  There were  679,500 and 513,500  restricted  shares  outstanding  at December  31, 2000 and
December 31, 1999, respectively.

Northern  Indiana  accounts  for its  allocable  portion of these plans  under APB  Opinion No. 25,  under which no compensation  cost has been  recognized for  nonqualified  stock options.  The  compensation  cost that was charged against net income for  restricted  stock  awards was $0.6  million  $1.2  million and $0.8 million for three years ended December 31, 2000, 1999 and 1998, respectively.

Had  compensation  cost been  determined  consistent with the provisions of the SFAS No. 123 fair value method (See
Note 14), Northern Indiana's net income and earnings per share would have been the pro forma amounts below:

   Year Ended December 31 ($ in thousands)                    2000                1999                1998
   Net Income
     As reported                                           226,059             222,111             220,180
     Pro forma                                             222,803             220,543             219,058

The fair value of each  option  grant is  estimated  on the date of grant  using the  Black-Scholes  option-pricing model with a dividend yield of 4.86%, and the following assumptions used for grants in 2000, 1999 and 1998:

                                              August          January             August           August
                                                2000             2000               1999             1998
   Expected Life                              5.8 yrs.         5.4 yrs.          5.25 yrs.        5.40 yrs.
   Interest Rate                              6.06%            6.6%              5.87%            5.29%
   Volatility                                26.16%           28.98%            15.72%           13.09%

The weighted  average fair value of options  granted to all plan  participants  was $4.61,  $3.66 and $4.28 for the years ended December 31, 2000, 1999, 1998,  respectively.  There were 1,235,000,  744,750 and 607,000  nonqualified stock options granted to all plan participants for the years ended December 31, 2000, 1999, 1998, respectively.

12.      Long-Term Debt

Sinking fund  requirements  and maturities of long-term debt outstanding at December 31, 2000, for each of the four years subsequent to December 31, 2001, were as follows:

   Year Ending December 31, ($ in thousands)
   2002                                                                                             59,000
   2003                                                                                            130,000
   2004                                                                                             32,000
   2005                                                                                             71,275

Unamortized  debt  expense,  premium and discount on  long-term  debt  applicable  to  outstanding  bonds are being amortized over the lives of such bonds.  Reacquisition  premiums have been deferred and are being amortized.  These premiums are not earning a return during the recovery period.

Northern  Indiana is authorized to issue and sell up to $217.7 million  Medium-Term  Notes,  Series E, with various maturities,  for purposes of refinancing  certain first mortgage bonds and  medium-term  notes.  As of December 31,
2000, $139 million of these medium-term notes had been issued with various interest rates and maturities.

13.      Short-Term Borrowings

Northern  Indiana may borrow under a $200.0 million  364-day  revolving  credit  facility that expires in September
2001. At December 31, 2000,  the facility  supported  $196.2  million of  commercial  paper  borrowings  that had a weighted  average  interest rate of 7.03%.  Northern Indiana also maintains  multiple  uncommitted  lines of credit totaling  $178.0 million.  At December 31, 2000,  there were $174.9 million of borrowings  outstanding  under these uncommitted lines of credit with a weighted average interest rate of 7.70%.

As of December 31, 2000,  Northern  Indiana had an intercompany  note  payable of $36.0 million to NiSource Finance
Corp. at an interest rate of 7.71%.

At December 31, (in thousands)                                                     2000                1999
   Commercial paper - weighted average interest rate of 7.03%           $      196,200      $       62,565
   Notes payable - weighted average interest rate of 7.70%                     174,900              33,725
   Intercompany note payable - interest rate of 7.71%                           36,000                  -
Total Short-Term Borrowings                                             $      407,100      $       96,290

14.      Fair Value of Financial Instruments

The following  methods and assumptions were used to estimate the fair value of each class of financial  instruments for which it is practicable to estimate fair value:

Investments. Investments are carried at cost, which approximates market value.

Long-term Debt and Preferred  Stock.  The fair values of these  securities are estimated based on the quoted market prices for the same or similar  issues or on the rates  offered for  securities of the same  remaining  maturities.
Certain premium costs  associated with the early  settlement of long-term debt are not taken into  consideration in determining fair value.

The carrying values and estimated fair values of financial instruments were as follows:

                                                  Carrying        Estimated      Carrying       Estimated
                                                   Amount        Fair Value       Amount       Fair Value
   At December 31, ($ in thousands)                 2000            2000           1999           1999
   Long-term investments                                 251            251            251             251
   Long-term debt (including current portion)        920,772        881,736      1,078,413         997,196
   Preferred stock (including current portion)       130,816        105,531        136,972         116,464

Northern  Indiana  is subject  to  regulation, and gains  or  losses  may be  included  in rates over a  prescribed amortization period, if in fact settled at amounts approximating those above.

Northern  Indiana  may sell up to $100  million of  certain of its  accounts  receivable  under a sales  agreement, without recourse, which expires May, 2003. Northern Indiana has received $100 million under this agreement.

Under a separate agreement,  in conjunction with the sales agreement,  Northern Indiana acts as agent for Citibank, by performing record keeping and cash collection  functions for the accounts receivable sold to Citibank.  Northern
Indiana receives a fee, which provides adequate compensation, for such services.

15.      Other Commitments and Contingencies

A.       Capital  Expenditures.  Northern  Indiana expects that  approximately  $186.4 million will be expended for construction  purposes during 2001.  Substantial  commitments  have been made in connection with this  construction program.

B.       Service  Agreements.  Northern  Indiana  has  entered  into a service  agreement  with Pure Air, a general partnership  between Air Products and Chemicals,  Inc. and Mitsubishi Heavy Industries  America,  Inc., under which
Pure Air provides  scrubber  services to reduce sulfur  dioxide  emissions  for Units 7 and 8 at Bailly  Generating
Station.  Services under this contract  commenced on June 15, 1992 with annual charges  approximating  $20 million.
The agreement  provides that,  assuming various  performance  standards are met by Pure Air, a termination  payment would be due if Northern Indiana terminates the agreement prior to the end of the twenty-year contract period.

C.       Assets Under Lien.  The first  mortgage  bonds of Northern  Indiana  constitute a first  mortgage  lien on certain utility property and franchises.

D.       Other  Legal  Proceedings.  In the  normal  course of its  business,  Northern  Indiana  has been named as defendants  in various  legal  proceedings.  In the  opinion  of  management,  the  ultimate  disposition  of these currently  asserted claims will not have a material  adverse impact on Northern  Indiana's  consolidated  financial position or results of operations.

E.       Environmental Matters:
General.  The  operations  of Northern  Indiana are subject to  extensive  and  evolving  federal,  state and local environmental  laws and regulations  intended to protect the public health and the  environment.  Such  environment laws and regulations affect operations as they relate to impacts on air, water and land.

Gas  Distribution.  Northern Indiana is a "potentially  responsible  party" (PRP) at waste disposal sites under the
Comprehensive  Environmental  Response  Compensation  and Liability Act (CERCLA)  (commonly known as Superfund) and similar  state  laws,  including  at  former  manufactured  gas  plant  (MGP)  sites  which  it,  or its  corporate predecessors,  own or owned or operated.  Northern Indiana may be required to share in the cost of clean-up of such sites.

Northern  Indiana is party to or  otherwise  involved in clean-up of two waste  disposal  sites under  Superfund or similar  state  laws.  The  final  costs of  clean-up  have not yet been  determined.  As site  investigations  and clean-ups proceed,  waste disposal site liability is reviewed  periodically and adjusted as additional  information becomes available.

A program  has been  instituted  to  identify  and  investigate  former MGP sites where it is the current or former owner.  The  investigation  has  identified 24 such sites.  Initial  investigation  has been conducted at 20 sites.
Investigation  activities  have been completed at 14 sites and remedial  measures have been selected or implemented at  13  sites.  Only  those  site  investigation,  characterization  and  remediation  costs  currently  known  and determinable  can be  considered  "probable  and  reasonable  estimable"  under  Statement of Financial  Accounting
Standards No. 5, "Accounting for Contingencies" (SFAS No. 5).

Northern Indiana intends to continue to evaluate its facilities and properties with respect to  environmental  laws and regulations and take any required  corrective  action. To the extent site  investigations  have been conducted, remediation  plans  developed  and the  responsibility  for  remediation  established,  the  appropriate  estimated liabilities have been recorded.

As of  December  31,  2000,  a  reserve  of  approximately  $15.1  million  has been  recorded  to  cover  probable environmental  response  actions.  The  ultimate  liability  in  connection  with these sites will depend upon many factors,  including the volume of material contributed to the site, years of ownership or operation,  the number of other PRPs and their financial  viability and the extent of  environmental  response actions  required.  Based upon investigations  and management's  understanding  of current  environmental  laws and regulations,  Northern Indiana believes  that any  environmental  response  actions  required,  after  consideration  of  insurance  coverage  and contributions from other PRPs, will not have a material effect on its financial position or results of operations.

Mercury Program. Until the 1960's,  gas regulators  containing small quantities of mercury were installed in homes on some  natural  gas  systems.  The  purpose of these  regulators  was to reduce the  pressure  of the natural gas flowing from the service line for use inside of the home.

In 2000,  several  gas  distribution  companies  not  affiliated  with  Northern  Indiana  were  involved in highly publicized  testing  and  clean-up  programs  resulting  from  mercury  spills  associated  with the removal of gas regulators  containing  mercury.  Northern  Indiana is known to have utilized gas regulators  that contained  small quantities of mercury.  Northern  Indiana has  implemented a program for reviewing its  procedures for managing gas regulators  containing  mercury.  While this program is currently  underway,  it has not identified any significant problems associated with past or current use or removal of mercury regulators.

On December 7, 2000,  the Environmental Protection Agency (EPA) Region V sent a letter to Northern  Indiana  asking
Northern  Indiana  to  "review  its  records and address any concerns or issues associated with mercury regulators, manometers,  or  any  other  mercury-containing  measuring  devices."  Northern  Indiana  believes that the program described in the preceding paragraph will be sufficient to satisfy the EPA's request. We currently believe that any liability  associated  with  the  current  or  historical  use of gas regulators containing mercury will not have a material effect on its financial position or results of operations.

Electric  Operations.  The Clean Air Act  Amendments  of 1990  (CAAA)  impose  limits to  control  acid rain on the emission of sulfur  dioxide and  nitrogen  oxides  (NOx) which  became  fully  effective  in 2000.  All of Northern
Indiana's facilities are in compliance with the sulfur dioxide and NOx limits.

The CAAA also contain other  provisions  that could lead to  limitations  on emissions of hazardous air  pollutants and other air pollutants  (including NOx as discussed below),  which may require significant  capital  expenditures for control of these emissions.  Until specific rules have been issued that affect Northern  Indiana's  facilities, what these requirements will be or the costs of complying with these requirements cannot be predicted.

During 1998, the EPA issued a final rule, the NOx State  Implementation Plan (SIP) call,  requiring certain states, including Indiana,  to reduce NOx levels from several sources,  including  industrial and utility boilers.  The EPA stated that the intent of the rule is to lower  regional  transport of ozone  impacting  other  states'  ability to attain the federal ozone standard.  According to the rule, the State of Indiana must issue regulations implementing the control program.  The State of Indiana, as well as some other states,  filed a legal challenge in December 1998 to the EPA NOx SIP call  rule.  Lawsuits  have  also been  filed  against  the rule by  various  groups,  including utilities.  In a March 3, 2000, decision,  the United States Court of Appeals for the D.C. Circuit ruled largely in favor of the EPA's regional NOx plan and on June 22, 2000, the court extended to October 30, 2000, the deadline for the state plan  submittals  implementing  the EPA NOx SIP Call. A petition for a hearing  before the United  States
Supreme Court was denied on March 5, 2001. In  anticipation  of this outcome,  the State of Indiana  superceded its
February 2000 proposed NOx control plan designed to address Indiana's ozone  nonattainment areas and regional ozone transport,  by initiating  rulemaking on a more stringent  rule  compliant  with the EPA's NOx SIP call rule.  That rulemaking is expected to be finalized by mid-summer 2001.  Northern Indiana is actively involved in the review and comment of the proposed Indiana rules.

In spite of the state's  efforts,  on December 18, 2000,  the EPA sent Indiana and 10 other SIP call states and the
District of Columbia  deficiency  notices for their failure to submit final rules by the October 30, 2000 deadline.
Because  Indiana  has been  working  with the EPA and is  expected  to finalize  its rule by  mid-summer  2001,  no additional adverse  requirements are expected.  Any NOx emission  limitations  resulting from the Indiana rules are expected to be more restrictive  than those imposed on electric  utilities under the CAAA's acid rain NOx reduction program  described  above.  Northern  Indiana is evaluating any potential  requirements  that could result from the rules as  implemented  by the State of Indiana.  Northern  Indiana  believes that the costs  relating to compliance with the new standards may be  substantial,  but such costs are dependent upon the ultimate  control program agreed to by the targeted states and the EPA.  Northern  Indiana is continuing its programs to reduce NOx emissions at its electric facilities and will continue to closely monitor developments in this area.

In a related  matter to the NOx SIP call,  several  Northeastern  states  have filed  petitions  with the EPA under
Section 126 of the Clean Air Act.  The  petitions  allege harm and request  relief from sources of emissions in the
Midwest that allegedly cause or contribute to ozone  nonattainment in their states.  Northern Indiana is monitoring the EPA's  decisions on these  petitions and existing  litigation to determine the impact of these  developments on programs to reduce NOx emissions at its electric facilities.

The EPA issued final rules revising the National  Ambient Air Quality  Standards for ozone and  particulate  matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C.  Circuit  remanded the new rules for both ozone and  particulate  matters to the EPA. The Court of Appeals  decision was appealed to the Supreme  Court, which heard oral  arguments on November 7, 2000.  The Supreme Court  rendered a complex ruling on February 27, 2001 that will require some issues to be resolved by the D.C.  Circuit  Court and EPA before  final  rulemaking  occurs.
Consequently,  final rules specifying a compliance  level,  deadline and controls  necessary for compliance are not expected in the near future.  Resulting rules could require  additional  reductions in sulfur dioxide,  particulate matter and NOx emissions from coal-fired  boilers  (including  Northern  Indiana's  electric  generating  stations)
beyond measures  discussed above. Final  implementation  methods will be set by the EPA as well as state regulatory authorities.  Northern  Indiana  believes  that  the  costs  relating  to  compliance  with any new  limits  may be substantial  but are dependent upon the ultimate  control  program agreed to by the targeted states and the EPA and are  currently  not  reasonably  estimable.  Northern Indiana will continue to closely monitor developments in this area:  however,  the  exact  nature of the impact of the new standards on its operations will not be known for some time.

In a letter dated September 15, 1999, the Attorney  General of the State of New York alleged that Northern  Indiana violated  the Clean  Air Act by  constructing  a major  modification  of one of its  electric  generating  stations without obtaining  pre-construction permits required by the Prevention of Significant  Deterioration (PSD) program.
The major  modification  allegedly  took place at the R. M. Schahfer  Station when,  "in  approximately  1995-1997,
Northern  Indiana's  upgraded  the coal  handling  system  at Unit 14 at the  plant."  While  Northern  Indiana  is
investigating   these   allegations,   Northern   Indiana  does  not  believe  that  the   modifications   required
pre-construction review under the PSD program and believes that all appropriate permits were acquired.

Initiatives  are being  discussed both in the United States and worldwide to reduce  so-called  "greenhouse  gases"
such  as  carbon  dioxide,  a  by-product  of burning  fossil fuels.  Reduction of such  emissions  could result in significant capital outlays or operating expenses for Northern Indiana.

On  December  20,  2000,  by notice in the  Federal  Register,  the EPA  issued a finding  that the  regulation  of emissions of mercury and other air toxics from coal and  oil-fired  electric  steam  generating  units is necessary and appropriate.  The EPA expects to issue proposed regulations by December 15, 2003, and finalized  regulations by
December 15, 2004. The potential  impact,  if any, to Northern  Indiana's  financial results that may occur because of any potential new regulations concerning emissions of mercury and other air toxics is unknown at this time.

Remediation.  Northern  Indiana is a PRP at four waste  disposal sites under CERCLA and similar state laws, and may be required to share in the cost of clean-up of such sites.  In addition,  Northern  Indiana has corrective  action liability  under the  Resource  Conservation  and  Recovery  Act for closure and  clean-up  costs  associated  with treatment,  storage,  and disposal units. As of December 31, 2000, a reserve of approximately $2.0 million has been recorded to cover probable  environmental  response  actions at these sites.  The ultimate  liability in connection with these sites will depend upon many  factors,  including  the volume of material  contributed  to the site,  the number of other PRPs and their  financial  viability  and the extent of  corrective  actions  required.  Based upon investigations  and management's  understanding  of current  environmental  laws and regulations,  Northern Indiana believes that any  corrective  actions  required will not have a material  effect on the its financial  position or results of operations.

Environmental  Reserves.  It is management's  continued intent to address  environmental issues in cooperation with regulatory  authorities in such a manner as to achieve mutually acceptable compliance plans. However,  there can be no assurance that fines and penalties will not be incurred.

As of December 31, 2000, a reserve of  approximately  $17.1 million has been recorded to cover probable  corrective actions at sites where  Northern  Indiana has  environmental  remediation  liability.  The  ultimate  liability  in connection  with these sites will depend upon many  factors,  including the volume of material  contributed  to the site, the number of the other PRPs and their financial  viability,  the extent of corrective  actions  required and rate  recovery.  Based  upon  investigations  and  management's  understanding  of current  environmental  laws and regulations,  Northern  Indiana believes that any corrective  actions  required,  after  consideration of insurance coverages,  contributions  from other PRPs and rate  recovery,  will not have a  material  effect on its  financial position or results of operations.

F.       Operating  Leases.  Payments made in connection with operating  leases are primarily  charged to operation and  maintenance  expense as  incurred.  Such amounts were $10.7  million in 2000,  $11.1  million in 1999 and $9.4 million in 1998.

On April 1, 1990,  Northern Indiana entered into a twenty-year  agreement for the rental of office  facilities from
NiSource Development Company,  Inc., a subsidiary of NiSource,  at a current annual rental payment of approximately
$3.5 million.

Future  minimum  rental  payments  required under  operating  leases that have initial or remaining  noncancellable lease terms in excess of one year are:

   ($ in thousands)
   2001                                                                                              7,031
   2002                                                                                              7,030
   2003                                                                                              7,030
   2004                                                                                              4,901
   2005                                                                                              4,060
   After                                                                                            27,400

G.       Purchase  Commitments.  Northern  Indiana has service  agreements  that  provide  for  pipeline  capacity, transportation  and storage  services.  These  agreements  which have  expiration  dates ranging from 2001 to 2014, provide for Northern  Indiana to pay fixed monthly  charges.  The estimated  aggregate  amounts of such payments at
December 31, 2000, were:

   ($ in thousands)
   2001                                                                                             71,729
   2002                                                                                             50,644
   2003                                                                                             26,067
   2004                                                                                             20,375
   2005                                                                                             11,604
   After                                                                                             8,364

16.      Segments of Business

Operating  segments  are defined as  components  of an  enterprise  for which  separate  financial  information  is available and is evaluated  regularly by the chief operating  decision maker in deciding how to allocate  resources and in assessing performance. Northern Indiana uses pre-tax operating income as its primary measurement for each of the  reported segments and makes decisions on finance, dividends and taxes at the corporate level on a consolidated basis.

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

($ in thousands)                              Gas         Electric         Adjustments        Total

   2000
     Operating revenues                     913,836      1,557,867            (485,195)    1,986,508
     Depreciation and amortization           79,146        162,754                 -         241,900
     Utility operating income before
       income taxes                          78,057        363,991             (10,964)      431,084
     Assets                               1,216,971      2,721,890                 -       3,938,861
     Capital expenditures                    61,220        132,193                 -         193,413

   1999
     Operating revenues                     644,687      1,345,287            (237,755)    1,752,219
     Depreciation and amortization           75,016        158,539                 -         233,555
     Utility operating income before
       income taxes                          72,230        363,424              (8,826)      426,828
     Assets                                 897,879      2,757,575                 -       3,655,454
     Capital expenditures                    61,347        131,491                 -         192,838

   1998
     Operating revenues                     572,485      1,076,118                 -       1,648,603
     Depreciation and amortization           71,707        156,840                 -         228,547
     Utility operating income before
       income taxes                          57,968        364,967                 -         422,935
     Assets                                 908,692      2,743,257                 -       3,651,949
     Capital expenditures                    58,544        123,579                 -         182,123

The  adjustments  above  represent the revenues and net pre-tax  operating  income of Northern  Indiana's  electric trading  business  which are  reflected  in the  electric  segment  above but are  reported as a component of Other
Income (Deductions)  in the Statements of Consolidated  Income. See Item 8, Note 6 "Risk Management  Activities" on
pages 32 through 34 for further information.

17.      Quarterly Financial Data

Quarterly  financial  data does not always  reveal  the trend of  Northern  Indiana's  business  operations  due to nonrecurring  items and seasonal weather patterns which affect earnings and related  components of net revenues and operating income.

                                                      First         Second          Third          Fourth
   (in thousands)                                    Quarter        Quarter        Quarter         Quarter

   2000
     Operating revenues                          $   517,039   $    385,284   $    411,640    $    672,545
     Operating expenses and taxes                    425,660        324,784        335,448         592,490
     Operating income                                 91,379         60,500         76,192          80,055
     Other income (deductions)                           560          1,256            270            (837)
     Interest charges                                 19,109         18,819         20,358          25,030
     Net income                                       72,830         42,937         56,104          54,188

     Dividend requirements on preferred stock          2,005          1,980          1,975           1,857

     Balance available for common shares         $    70,825   $     40,957   $     54,129    $     52,331

   1999
     Operating revenues                          $   506,586   $    372,849   $    409,096    $    463,688
     Operating expenses and taxes                    417,511        315,198        329,966         389,983
     Operating income                                 89,075         57,651         79,130          73,705
     Other income (deductions)                        (1,071)         1,091          1,681          (3,949)
     Interest charges                                 18,612         17,986         18,696          19,908
     Net income                                       69,392         40,756         62,115          49,848

     Dividend requirements on preferred stock          2,065          2,026          2,021           2,019

     Balance available for common shares         $    67,327   $     38,730   $     60,094    $     47,829

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has not been a change of accountants nor any  disagreements  concerning  accounting and financial  disclosure within the past two years.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of executive  officers of Northern  Indiana,  including their names, ages and offices held, as of March 26, 2001.

                                                         PART III

Executive Officers of the Registrant

                                                  Years with
Name                                 Age        Northern Indiana       Offices Held in Past 5 Years
Robert J. Schacht                    50                28              Executive    Vice    President   and   Chief
                                                                       Operating   Officer,   since  January  2001.
                                                                       Chief  Operating  Officer and Vice President
                                                                       since   November   2000.   Vice   President,
                                                                       Distribution  Operations  from  July 1996 to
                                                                       October 2000.  Vice  President,  Gas Service
                                                                       and Sales  from  January  1994 to June 1996.
                                                                       Director, West Region prior thereto.

Jerry L. Godwin                      58                 6              Vice   President   and   General    Manager,
                                                                       Electric   Supply  since  July  1996.   Vice
                                                                       President,  Electric  Supply  from  November
                                                                       1994 to June 1996.

Jeffrey W. Grossman                  49                 1              Vice  President  at Northern  Indiana  since
                                                                       January 2001.  Vice President and Controller
                                                                       at NiSource since November 2000.

Francis P. Girot, Jr.                56                20              Treasurer  at Northern  Indiana  since March
                                                                       1990.   Treasurer   at  NiSource   Corporate
                                                                       Services Company since July 1996.

Gary W. Pottorff                     43                20              Secretary   at   Northern    Indiana   since
                                                                       November  2000.  Auditor  at  NiSource  from
                                                                       June 1998 to November 2000.  Human Resources
                                                                       Project  Manager at NiSource from April 1998
                                                                       to June 1998. Manager,  Financial Operations
                                                                       at NiSource from March 1996 to March 1998.

Throughout  the past five years,  each of the executive  officers has been  continuously  active in the business of
Northern  Indiana  except  as  follows: Jeffrey W. Grossman was Vice President and Vice President and Controller of
Columbia Energy Group from May 1996 to October 2000.

The following chart gives information about incumbent  directors of Northern Indiana.  On November 1, 2000, Stephen
P. Adik and Jeffrey W. Yundt were  elected  directors  of  Northern  Indiana by the  shareholder  and on January 1,
2001,  Patrick Mulchay was elected  director by the  shareholder.  The prior Board of Directors of Northern Indiana consisting of Steven C. Beering, Arthur J. Decio, Ian M.  Rolland,  John W.  Thompson,  Robert Welsh and Carolyn Y.
Woo, resigned their positions on November 1, 2000.

Name, Age and Principal Occupations for past five years
              and Present Directorships held                                 Has been Director Since

Stephen P. Adik, 57-                                                                  2000
Vice Chairman of NiSource since November  2000.  Senior  Executive Vice
President,  Chief  Financial  Officer and  Treasurer of NiSource   from
February   1999  to  October  2000.  Executive  Vice  President,  Chief
Financial  Officer  and  Treasurer  of  NiSource  from  January 1994 to
January   1999.   Offices  held  at  Northern  Indiana:  Executive Vice
President and Chief Financial Officer from April 1997 to October  2000.
Executive  Vice  and  President  Chief  Financial Officer, Finance  and
Administration from April 1996 to March 1997. Executive Vice  President and  Chief  Financial Officer from April 1994 to March 1996.

Jeffrey W. Yundt, 55-                                                                 2000
Group President,  Energy  Distribution Group of NiSource since November
2000.  Executive  Vice  President of NiSource and  President  and Chief
Executive  Officer  of Bay  State  Gas  Company  since  February  1999.
Executive  Vice  President and Chief  Operating  Officer of Energy USA,
and  President of NI Energy  Services,  Inc.  from July 1996 to January
1999.  Offices held at Northern Indiana: Executive Vice President  from
July  1996  to  October   2000.   Executive   Vice  President and Chief
Operating Officer, Gas from January 1994 to June 1996.

Patrick J. Mulchay, 59-                                                               2001
Group  President,  Merchant  Energy of NiSource  since  November 2000.
Offices  held  at  Northern  Indiana:  President  and  Chief Operating
Officer  from  February 1999 to October 2000. Executive Vice President
and Chief Operating Officer from July 1996 to January 1999.  Executive
Vice President and Chief Operating Officer, Electric from January 1994 to June 1996.

ITEM 11.  EXECUTIVE COMPENSATION

Summary.  The following table summarizes all annual and long-term  compensation  for services  provided to Northern
Indiana  for the years  2000,  1999,  and 1998  awarded  to,  earned by or paid to  executive  officers of Northern
Indiana whose total annual salary and bonus  exceeded  $100,000 (the "Named  Officers").  Gary L. Neale,  the Chief
Executive  Officer of NiSource,  also served as the Chief  Executive  Officer of Northern  Indiana for a portion of the year 2000. The following table does not include information  relating to the annual and long-term  compensation for Mr. Neale or other former  executive  officers who provide service both to Northern Indiana and to NiSource and its subsidiaries.

                                            Summary Compensation Table

                                              Annual Compensation         Long-Term    Compensation
                                                                           Awards        Payouts
                                                                         Securities     Long-Term
                                                                           Under-       Incentive
                                                           Other annual     lying         Plan       All other
                                         Salary     Bonus  compensation   Options/       Payouts   compensation
Name and Principal Position      Year    ($)(1)     ($)(2)    ($)(3)       SARS (#)       ($)(4)       ($)(5)
Jerry L. Godwin,                 2000    177,500    93,187       -          11,000       446,378       1,120
   Vice President/General        1999    169,583    46,070       -           9,000            -        1,110
   Manager Electric Supply       1998    161,250    83,738    4,118          8,000            -        1,110

Robert J. Schacht                2000    152,000    79,800       -          10,000       446,378          -
   Executive Vice President      1999    144,583    46,795       -           8,000            -           -
   and Chief Operating Officer   1998    136,875    71,050    3,777          8,000            -          553

(1)      Compensation  deferred at the  election of Named  Officer is  reported in the  category  and year in which such compensation was earned.

(2)      Half of the bonuses are paid pursuant to the Senior  Management  Incentive  Plan.  The  incentive  plan is designed to supplement a  conservative  base salary with incentive  bonus  payments if targeted  financial performance  of NiSource is attained.  The 2000 target  aggregate  payout for the  incentive  plan for the
         Named Officers was $164,750,  which was less than the actual aggregate payout for the Named Officers.  The remaining half of the Named  Officers' bonus was determined  based on the on the financial  performance of
         Northern Indiana.

(3)      In accordance with applicable  Securities and Exchange  Commission rules, the other amounts shown for each of the Named Officers do not include  perquisites and other personal benefits,  as the aggregate amount of such  benefits  is less than the  lesser of  $50,000  and 10% of the total  salary and bonus of such Named
         Officer.

(4)      The  payouts  shown are based on the  value,  at date of  vesting,  of  restricted  shares  awarded  under
         NiSource's  Long-Term  Incentive  Plan which vested  during the years shown.  Vesting was based on meeting certain  performance  requirements.  Total  restricted  shares held  (assuming 100% vesting) and aggregate market  value at  December  31,  2000  (based on the average of the high and low sale prices of the Common
         Stock as reported in "The Wall Street Journal") for the Named Officers were as follows:  Mr.Godwin,  9,000 shares valued at $277,920 and Mr.  Schacht,  9,000 shares valued at $277,920.  Dividends on the restricted shares are paid to the Named Officers.

(5)      The 2000 amount shown for Mr. Godwin under "Other  Compensation"  represents  NiSource's  contributions of
         $1,120 to the 401K Plan on behalf of Mr. Godwin.

Option Grants in 2000.  The  following  table sets forth grants of options to purchase  NiSource  common stock made during 2000 to the Named Officers. No stock appreciation rights were awarded during 2000.

                                       Option/SAR Grants In Last Fiscal Year
                                                 Individual Grants

                                 Number of      Percent of Total
                                Securities        Options/SARS
                                Underlying         Granted to                                          Grant Date
                               Options/SARS       Employees in    Exercise or Base      Expiration       Present
Name                          Granted (#)(1)     Fiscal Year (2)   Price ($/Sh)(3)         Date       Value ($)(4)

Jerry L. Godwin                    5,000               .41             18.4375            01/31/10        18,950
                                   6,000               .49             22.2200            08/22/10        27,660
Robert J. Schacht                  5,000               .41             18.4375            01/31/10        18,950
                                   5,000               .41             22.2200            08/22/10        23,050

(1)      All options  granted in 2000 are fully  exercisable  commencing  one year from the date of grant.  Vesting may be  accelerated  as a result of  certain  events  relating  to a change in control  of  NiSource.  The exercise  price and tax  withholding  obligation  related to  exercise  may be paid by delivery of already owned shares of common  stock or by reducing  the number of shares of common  stock  received on exercise, subject to certain conditions.

(2)      Based on an aggregate of 1,235,000 options granted to all NiSource employees in 2000.

(3)      All options  were  granted at the  average of high and low sale prices of the common  stock as reported in
         "The Wall Street Journal" on the date of grant.

(4)      Grant date present value is determined  using the  Black-Scholes  option  pricing model.  The  assumptions used in the  Black-Scholes  option  pricing  model for the January 22, 2000 grants  (expiring  January 31,
         2010)  were as  follows:  volatility  -  28.98%  (calculated  using  daily  common  stock  prices  for the twelve-month  period  preceding  the date of  grant);  risk-free  rate of  return - 6.6%  (the  rate for a ten-year U.S. treasury);  dividend yield - $1.08;  option term - ten years;  vesting - 100% one year after date of grant;  and an expected  option term of 5.4 years.  The  assumptions  used for the August 22, 2000 grants  (expiring  08/22/10)  were as follows:  volatility - 26.16%  (calculated  using daily common stock prices for the  twelve-month  period  preceding the date of grant);  risk-free rate of return - 6.06% (the rate for a ten-year U.S. treasury);  dividend yield - $ 1.08; option term - ten years;  vesting - 100% one year  after  date of  grant;  and an  expected  option  term of 5.8  years.  No  assumptions  relating  to non-transferability  or risk of  forfeiture  were made.  Actual  gains,  if any, on option  exercises  and common shares are dependent on the future  performance of the common stock and overall  market  condition.
         There can be no assurance that the amounts reflected in this table will be achieved.

Option  Exercises in 2000. The following  table sets forth certain  information  concerning the exercise of options or stock  appreciation  rights  during 2000 by each of the Named  Officers and the number and value of  unexercised options and stock appreciation rights at December 31, 2000.

                                  Aggregated Option Exercises In Last Fiscal Year
                                         And Fiscal Year-End Option Values

                                                           Number of Securities          Value of Unexercised
                                                          Underlying Unexercised             In-the-Money
                           Shares                             Options/SARS at               Options/SARS at
                         Acquired on       Value            Fiscal Year-End (#)         Fiscal Year-End ($) (1)
Name                    Exercise (#)   Realized ($)     Exercisable  Unexercisable     Exercisable  Unexercisable

Jerry L. Godwin                -               -           51,000         11,000         516,721       114,173
Robert J. Schacht           8,000         103,750          55,000         10,000         596,616       105,513

(1)      Represents the difference  between the option exercise price and $30.88,  the average of high and low sale prices of the common shares on December 29, 2000, as reported in "The Wall Street Journal".

Long-Term  Incentive Plan Awards in 2000. The following  table sets forth shares of restricted  stock and shares of contingent stock awarded pursuant to the Long-Term Incentive Plan during 2000 to each of the Named Officers.

                           Long-Term Stock Incentive Plans - Awards In Last Fiscal Year

                                                   Performance
                                                    Or Other
                                Number of         Period Until             Estimated Future Payouts Under
                            Shares, Units or       Maturation                Non-Stock Price-Based Plans
Name                        Other Rights (#)        or Payout      Threshold (#)  Target (#)           Maximum (#)

Jerry L. Godwin                  9,000(1)              3 yrs             -             9,000              18,000
                                 6,000(2)            4-5 yrs             -             6,000              12,000
Robert J. Schacht                9,000(1)              3 yrs             -             9,000              18,000
                                 6,000(2)            4-5 yrs             -             6,000              12,000

(1)      Represents  restricted  stock awards granted to each Named Officer in 2000. The  restrictions on shares of restricted  stock awarded during 2000 lapse three years from the date of grant.  The vesting of the shares of restricted  stock varies from 0% to 200% of the number  awarded,  based upon meeting  certain  specific financial  performance  objectives,  including  earnings per share targets,  stock price targets and total shareholder return. There is a two-year holding period for the shares after the restrictions lapse.

(2)      Represents  contingent  stock awards granted to each Named Officer in 2000. The restrictions on 50% of the contingent  stock awarded  during 2000 lapse four years from the date of grant.  The  restrictions  on the remaining  50% lapse five years from the date of the grant.  The vesting of the  restricted  shares varies from  0% to 200% of the  number  awarded,  based  upon  meeting  certain  specific  financial  performance objectives,  including  earnings per share  targets,  stock price  targets and total  shareholder  return.
         There is a one-year holding period for the first 50% of the shares of contingent stock awarded.

Pension Plan and Supplemental Executive Retirement Plan

The following table shows estimated  annual  benefits,  giving effect to NiSource's  Pension Plan and  Supplemental
Retirement  Plan (the  "Supplemental  Plan," as  described  below),  payable  upon  retirement  to  persons  in the specified remuneration and years-of-service classifications.

                                                Pension Plan Table

                                                                   Years of Service
Remuneration                           15                20               25                30               35
$      250,000                        98,700           131,600           137,820          144,100           144,100
       300,000                       121,200           161,600           169,000          176,600           176,600
       350,000                       143,700           191,600           200,350          209,100           209,100
       400,000                       166,200           221,600           231,600          241,600           241,600
       450,000                       188,700           251,600           262,850          274,100           274,100
       500,000                       211,200           281,600           294,100          306,600           306,600

The credited years of service for each of the Named Officers,  pursuant to the  Supplemental  Plan, are as follows:
Jerry L. Godwin - 6 years and Robert J. Schacht - 28 years.

Upon their  retirement,  regular  employees  and  officers of NiSource  and its  subsidiaries  which adopt the plan
(including  directors who are also full-time  officers),  will be entitled to a monthly  pension in accordance with the provisions of NiSource's  pension plan,  originally  effective as of January 1, 1945. The directors who are not and have not been  officers of NiSource  are not  included in the pension  plan.  The pensions are payable out of a trust fund  established  under the pension plan with The Northern Trust Company,  trustee.  The trust fund consists of  contributions  made by NiSource  and the  earnings of the fund.  Over a period of years the  contributions  are intended  to result in  over-all  actuarial  solvency of the trust  fund.  The  pension  plan of NiSource  has been determined by the Internal Revenue Service to be qualified under Sections 401 of the Internal Revenue Code.

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

The  Supplemental  Plan  provides the greater of (i) 60% of  five-year  average pay less  Primary  Social  Security
Benefits  (prorated  for less than 20 years of service) and an additional  0.5% of 5-year  average pay less Primary
Social Security  Benefits per year for  participants  with between 20 and 30 years of service,  or (ii) the benefit formula under the NiSource's  Pension Plan. In either case,  the benefit is reduced by the actual  pension  payable from NiSource'  Pension Plan. In addition,  the Supplemental  Plan provides certain  disability and  pre-retirement death benefits for the spouse of a participant.

The Supplemental  Executive  Retirement Plan provides the greater of (i) 60% of five-year  average pay less Primary
Social  Security  Benefits  (prorated for less than 20 years of service) and an additional  0.5% of 5-year  average pay less Primary Social Security  Benefits per year for  participants  with between 20 and 30 years of service,  or
(ii) the benefit formula

under the Company's  Pension Plan. In either case,  the benefit is reduced by the actual  pension  payable from the
Company's Pension Plan. In addition,  the Supplemental  Executive  Retirement Plan provides certain  disability and pre-retirement death benefits for the spouse of a participant.

NiSource Change In Control and Termination Agreements
The board of directors of NiSource  has  authorized  Change in Control and  Termination  Agreements  with the Named
Officers.  NiSource  believes that these  agreements and related  shareholder  rights  protections  are in the best interests of the shareholders,  to insure that in the event of extraordinary  events,  totally independent judgment is enhanced to maximize  shareholder  value.  The  agreements  can be terminated on three years' notice and provide for the payment of specified  benefits if the executive  terminates  employment for good reason or is terminated by
NiSource  for any reason  other than good cause  within 24 months  following  certain  changes in control.  Each of these  agreements also provides for payment of these benefits if the executive  voluntarily  terminates  employment during a specified  one-month  period  within 24 months  following a change in control.  No amounts will be payable under the  agreements  if the  executive's  employment  is terminated by NiSource for good cause (as defined in the agreements).

The  agreements  provide  for the  payment of three  times the  executive's  current  annual base salary and target incentive  bonus  compensation.  The  executive  will also receive a pro rata portion of the  executive's  targeted incentive  bonus for the year of termination.  The executive  would also receive  benefits from NiSource that would otherwise  be  earned  during  the  three-year  period  following  the  executive's  termination  under  NiSource's
Supplemental  Executive  Retirement Plan and qualified  retirement  plans.  All stock options held by the executive would become immediately  exercisable upon the date of termination of employment,  and the restrictions would lapse on all  restricted  shares  awarded to the  executive.  NiSource will increase the payment made to the executive as necessary to compensate  the  executive  for any parachute  penalty tax imposed on the payment of the amounts under the contracts.

During the  three-year  period  following  the  executive's  termination,  the executive and his or her spouse will continue  to be covered by  applicable  health or welfare  plans of  NiSource.  If the  executive  dies  during the three-year  period  following the executive's  termination,  all amounts payable to the executive will be paid to a named beneficiary.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Northern Indiana receives executive,  financial,  gas supply,  sales and marketing,  and administrative and general services from an affiliate, NiSource Corporate Services Company, a wholly-owned subsidiary of NiSource.

                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)      The Financial Statements filed as part of this report on Form 10-K are included in Item 8.

         (2)      The  following is a list of the  Financial  Statements  Schedule  filed  herewith as part of this report on Form 10-K:

  Schedule                                                            Page of
   Number                     Description                            2000 10-K
     II           Valuation and Qualifying Accounts                    56-57

(3)      Exhibits - The  exhibits  filed  herewith  as a part of this report on Form 10-K are listed on the Exhibit
                  Index included on pages 59-60.  Each management  contract or compensatory  plan or arrangement of
                  Northern Indiana listed on the Exhibit Index is separately identified by an asterisk.

     (b)          Reports on Form 8-K: None

Schedule II.  Valuation and Qualifying Accounts

                                       Twelve Months Ended December 31, 2000

                COL. A                          COL. B               COL. C                COL. D        COL. E

                                                                    Additions
                                                                                       Deductions for
                                                Balance     Charges to       Charged    Purposes for     Balance
                                                Jan. 1,      Costs and      to Other   which Reserves   Dec. 31,
Description ($ in thousands)                     2000        Expenses       Accounts    were Created      2000
Reserves Deducted In Consolidated
   Balance Sheets From Assets To
   Which They Apply:
     Reserve for accounts receivables             7,804          9,344            -          6,694        10,454

Reserves Classified Under Reserve Section
   Of Consolidated Balance Sheets:
     Injuries and damages reserve                 7,369          5,250            -          4,685         7,934
     Environmental reserves                      17,329          1,548            -          1,778        17,099
     Miscellaneous operating reserves             3,515             -             -             -          3,515
     Restructuring reserves                          -           2,500            -          1,313         1,187

Schedule II.  Valuation and Qualifying Accounts

                                       Twelve Months Ended December 31, 1999

                COL. A                          COL. B               COL. C                COL. D        COL. E

                                                                    Additions
                                                                                       Deductions for
                                                Balance     Charges to       Charged    Purposes for     Balance
                                                Jan. 1,      Costs and      to Other   which Reserves   Dec. 31,
Description ($ in thousands)                     1999        Expenses       Accounts    were Created      1999
Reserves Deducted In Consolidated
   Balance Sheets From Assets To
   Which They Apply:
     Reserve for accounts receivables             4,458         13,322            -          9,976         7,804

Reserves Classified Under Reserve Section
   Of Consolidated Balance Sheets:
     Injuries and damages reserve                 6,540          5,100            -          4,271         7,369
     Environmental reserves                      18,778          3,710            -          5,159        17,329
     Miscellaneous operating reserves             3,515             -             -             -          3,515

Schedule II.  Valuation and Qualifying Accounts

                                       Twelve Months Ended December 31, 1998

                COL. A                          COL. B               COL. C                COL. D        COL. E

                                                                    Additions
                                                                                       Deductions for
                                                Balance     Charges to       Charged    Purposes for     Balance
                                                Jan. 1,      Costs and      to Other   which Reserves   Dec. 31,
Description ($ in thousands)                     1998        Expenses       Accounts    were Created      1998
Reserves Deducted In Consolidated
   Balance Sheets From Assets To
   Which They Apply:
     Reserve for accounts receivables             4,524          9,060            -          9,126         4,458

Reserves Classified Under Reserve Section
   Of Consolidated Balance Sheets:
     Injuries and damages reserve                 5,592          4,000            -          3,052         6,540
     Environmental reserves                      18,764          5,203            -          5,189        18,778
     Miscellaneous operating reserves             3,558             -             -             43         3,515

                                                    SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                           Northern Indiana Public Service Company
                                                                          (Registrant)

Date       March 27, 2001                      By:   /s/                  ROBERT J. SCHACHT
                                                                        Robert J. Schacht
                                                      Executive Vice President and Chief Operating Officer
                                                                  (Principal Executive Officer)

Pursuant to the  requirements  of the  Securities  Exchange  Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/    ROBERT J. SCHACHT                       Executive Vice President and             March 27, 2001
    Robert J. Schacht                              Chief Operating Officer
                                                   (Principal Executive Officer)

    /s/    STEPHEN P. ADIK                         Director                                 March 27, 2001
    Stephen P. Adik

    /s/    FRANCIS P. GIROT, JR.                   Treasurer                                March 27, 2001
    Francis P. Girot, Jr.                          (Principal Financial Officer)

    /s/    JEFFREY W. GROSSMAN                     Vice President                           March 27, 2001
    Jeffrey W. Grossman                            (Principal Accounting Officer)

    /s/    PATRICK J. MULCHAY                      Director                                 March 27, 2001
    Patrick J. Mulchay

    /s/    JEFFREY W. YUNDT                        Director                                 March 27, 2001
    Jeffrey W. Yundt

                                                   EXHIBIT INDEX

Exhibit
Number                                           Description of Item

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

(4.12)   Financing  Agreement  dated August 1, 1994,  with Jasper  County,  Indiana  regarding  $10,000,000  Series
         1994A, $18,000,000 Series 1994B and $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds.

(4.13)   First  Amendment  to  Financing  Agreement  No. 1, dated as of November 1, 2000, between Jasper County and
         Northern  Indiana  regarding  Series  1988A  Pollution  Control Refunding Revenue Bonds.  Northern Indiana
         entered into identical First Amendments to Financing Agreements Nos. 2, 3 and 4, each dated as of November
         1, 2000,  between  Jasper County and Northern Indiana in connection with the Series 1988B, 1988C and 1988D
         Pollution Control Refunding Revenue Bonds.**

(4.14)   First  Amendment  to  Financing Agreement, dated as of November 1, 2000 between Jasper County, Indiana and
         Northern Indiana regarding the Series 1994A, 1994B and 1994C Pollution Control Refunding Revenue Bonds.**

(10.1)   Amended and Restated  Pension Plan  Provisions  effective  January 1, 1989  (incorporated  by reference to
         Exhibit 17 to Northern Indiana Current Report of Form 8-K dated March 25, 1992).*

(10.2)   Service  Agreement  dated  January 1, 2001,  between  NiSource  Corporate  Services  Company and  Northern
         Indiana.**

(23)     Consent of Arthur Andersen LLP.

*Management contract or compensatory plan arrangement of Northern Indiana.
**Exhibit filed herewith.