Form 10-Q
period 2001-03-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2001-05-11
CIK 72843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                          Commission file number 1-4125
                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

            Indiana                                 35-0552990
 ------------------------------                 -------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification No.)

 801 East 86th Avenue, Merrillville, IN               46410
 ---------------------------------------        -------------------
(Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (219) 647-4980

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
             Title of each class                    on which registered
             -------------------                   ---------------------
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

As of May 1, 2001, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                TABLE OF CONTENTS

                                                                                              Page
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

            Statements of Consolidated Income..............................................      3

            Consolidated Balance Sheets....................................................      4

            Statements of Consolidated Cash Flows..........................................      6

            Statements of Consolidated Retained Earnings...................................      7

          Notes to Consolidated Financial Statements.......................................      8

          Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................................     11

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............     18

PART II   OTHER INFORMATION

          Item 1    Legal Proceedings......................................................     19

          Item 2.   Changes in Securities and Use of Proceeds..............................     19

          Item 3.   Defaults Upon Senior Securities........................................     19

          Item 4.   Submission of Matters to a Vote of Security Holders....................     19

          Item 5.   Other Information......................................................     19

          Item 6.   Exhibits and Reports on Form 8-K.......................................     19

          Signature........................................................................     20

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME

Three Months Ended March 31, (in millions)                                            2001             2000
------------------------------------------                                            ----             ----
                                                                                   (unaudited)
OPERATING REVENUES
      Gas Distribution                                                              $ 482.6           $263.5
      Electric                                                                        256.4            253.5
                                                                                    -------           ------
      Gross Operating Revenues                                                        739.0            517.0
                                                                                    -------           ------

COST OF ENERGY
      Gas costs                                                                       357.7            161.3
      Fuel for electric generation                                                     51.6             57.5
      Power purchased                                                                  16.6              8.2
                                                                                    -------           ------
      Cost of Sales                                                                   425.9            227.0
                                                                                    -------           ------
Total Net Revenues                                                                    313.1            290.0
                                                                                    -------           ------
OPERATING EXPENSES
      Operation                                                                        51.9             61.1
      Maintenance                                                                      19.0             17.8
      Depreciation and amortization                                                    61.9             59.3
      Other taxes                                                                      23.5             19.8
                                                                                    -------           ------
Total Operating Expenses                                                              156.3            158.0
                                                                                    -------           ------
UTILITY OPERATING INCOME BEFORE UTILITY INCOME TAXES                                  156.8            132.0
                                                                                    -------           ------
UTILITY INCOME TAXES                                                                   50.1             40.6
                                                                                    -------           ------
UTILITY OPERATING INCOME                                                              106.7             91.4
                                                                                    -------           ------
OTHER INCOME (DEDUCTIONS)                                                               2.5              0.5
                                                                                    -------           ------
INTEREST
      Interest on long-term debt                                                       14.6             17.2
      Other interest                                                                    5.8              0.8
      Amortization of premium, reacquisition premium,
           discount and expense on debt, net                                            1.0              1.1
                                                                                    -------           ------
Total Interest                                                                         21.4             19.1
                                                                                    -------           ------
NET INCOME
                                                                                       87.8             72.8

DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                                               1.9              2.0
                                                                                    -------           ------
BALANCE AVAILABLE FOR COMMON SHARES                                                 $  85.9           $ 70.8
                                                                                    =======           ======
COMMON DIVIDENDS DECLARED                                                           $ 109.0           $ 58.0
                                                                                    -------           ------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,           December 31,
ASSETS (in millions)                                                                      2001                  2000
--------------------                                                                      ----                  ----
                                                                                       (unaudited)
UTILITY PLANT, at original cost
      Electric                                                                           $4,365.5             $4,343.0
      Gas                                                                                 1,390.6              1,377.6
      Common                                                                                360.2                362.6
                                                                                         --------             --------
      Total Utility Plant                                                                 6,116.3              6,083.2
      Less: Accumulated provision for depreciation and amortization                       3,228.0              3,177.4
                                                                                         --------             --------
      Net utility plant                                                                   2,888.3              2,905.8
                                                                                         --------             --------
OTHER PROPERTY AND INVESTMENTS                                                                3.4                  2.7
                                                                                         --------             --------

CURRENT ASSETS
      Cash and cash equivalents                                                              15.7                 17.9
      Accounts receivable (less reserve of $11.3 and $10.5, respectively)                   328.9                259.7
      Gas cost adjustment clause                                                             81.8                146.3
      Materials and supplies, at average cost                                                45.0                 47.0
      Electric production fuel, at average cost                                              27.1                 15.6
      Natural gas in storage, at last-in, first-out cost                                     16.2                109.7
      Price risk management assets                                                           31.1                 23.2
      Prepayments and other                                                                  37.7                 32.3
                                                                                         --------             --------
Total Current Assets                                                                        583.5                651.7
                                                                                         --------             --------

OTHER ASSETS
      Regulatory assets                                                                     178.3                179.1
      Prepayments and other                                                                 211.3                199.6
                                                                                         --------             --------
Total Other Assets                                                                          389.6                378.7
                                                                                         --------             --------
TOTAL ASSETS                                                                            $ 3,864.8             $3,938.9
                                                                                         --------             --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

-------  --------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,          December 31,
CAPITALIZATION AND LIABILITIES (in millions)                                                2001                 2000
--------------------------------------------                                                ----                 ----
                                                                                         (unaudited)
CAPITALIZATION
Common shareholder's equity                                                                $1,035.8             $1,058.4
Preferred Stocks --
       Series without mandatory redemption provisions                                          81.1                 81.1
       Series with mandatory redemption provisions                                             49.1                 49.1
Long-term debt, excluding amounts due within one year                                         901.9                901.8
                                                                                           --------             --------
Total Capitalization                                                                        2,067.9              2,090.4
                                                                                           --------             --------

CURRENT LIABILITIES
      Current portion of long-term debt                                                        19.0                 19.0
      Short term borrowings                                                                   328.7                407.1
      Accounts payable                                                                        218.3                349.9
      Dividends declared on common and preferred stocks                                        59.9                  0.9
      Customer deposits                                                                        29.5                 28.6
      Taxes accrued                                                                           141.6                 57.1
      Interest accrued                                                                         14.8                 10.3
      Fuel adjustment clause                                                                    1.2                  0.2
      Accrued employment costs                                                                 39.9                 58.8
      Price risk management liabilities                                                        35.0                 21.9
      Other accruals                                                                           40.3                 22.1
                                                                                           --------             --------
Total Current Liabilities                                                                     928.2                975.9
                                                                                           --------             --------

OTHER LIABILITIES AND DEFERRED CREDITS
      Deferred income taxes                                                                   554.5                562.5
      Deferred investment tax credits                                                          76.7                 78.5
      Deferred credits                                                                         31.8                 49.1
      Accrued liability for post retirement benefits                                          151.2                149.1
      Other noncurrent liabilities                                                             54.5                 33.4
                                                                                           --------             --------
Total Other                                                                                   868.7                872.6
                                                                                           --------             --------
COMMITMENTS AND CONTINGENCIES (see notes)                                                         -                    -
                                                                                           --------             --------
TOTAL CAPITALIZATION AND LIABILITIES                                                       $3,864.8             $3,938.9
                                                                                           --------             --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

Three Months Ended March 31,  (in millions)                          2001           2000
----------------------------  -------------                          ----           ----
                                                                  (unaudited)
OPERATING ACTIVITIES
     Net Income                                                    $   87.8       $   72.8
     Adjustments to reconcile net income to net cash:
         Depreciation and amortization                                 61.9           59.3
         Net changes in price risk management activities                5.1            0.6
         Deferred income taxes                                         (8.0)         (22.9)
         Amortization of deferred investment tax credits               (1.8)          (1.8)
         Other, net                                                    (4.8)           2.7
                                                                   --------       --------
                                                                      140.2          110.7

     Changes in components of working capital:
         Accounts receivable, net                                     (70.6)          (3.8)
         Electric production fuel                                     (11.5)          (3.4)
         Materials and supplies                                         2.0           (0.2)
         Natural gas in storage                                        93.5            1.9
         Accounts payable                                            (122.8)          (2.8)
         Taxes accrued                                                 84.5           81.6
         Fuel adjustment clause                                         1.0            6.9
         Gas cost adjustment clause                                    64.5           31.8
         Accrued employment costs                                     (18.9)          (5.8)
         Other accruals                                                22.7            0.3
         Other, net                                                    (3.0)           0.3
                                                                   --------       --------
Net Cash from Operating Activities                                    181.6          217.5
                                                                   --------       --------

INVESTING ACTIVITIES
         Construction expenditures                                    (43.4)         (36.7)
         Other investing activities, net                              (10.2)          (7.4)
                                                                   --------       --------
Net Investing Activities                                              (53.6)         (44.1)
                                                                   --------       --------

FINANCING ACTIVITIES
         Retirement of long-term debt                                    --           (6.0)
         Change in short-term debt                                    (78.4)         (68.9)
         Retirement of preferred shares                                  --           (1.3)
         Dividends paid - common shares                               (50.0)         (58.0)
         Dividends paid - preferred shares                             (1.8)          (2.0)
         Other financing activities, net                                 --            0.1
                                                                   --------       --------
Net Financing Activities                                             (130.2)        (136.1)
                                                                   --------       --------
Increase (decrease) in cash and cash equivalents                       (2.2)          37.3
Cash and cash equivalents at beginning of year                         17.9            6.2
                                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   15.7       $   43.5
                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid for interest, net of amounts capitalized            14.6            8.5
         Cash paid for income taxes                                      --             --
                                                                   --------       --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

Three Months Ended March 31, (in millions)               2001            2000
------------------------------------------               ----            ----
                                                      (unaudited)
BALANCE AT BEGINNING OF PERIOD                         $  186.4        $  136.1

ADD:
   OTHER COMPREHENSIVE INCOME                               0.5              --
   NET INCOME                                              87.8            72.8
                                                       --------        --------
                                                          274.7           208.9
LESS:
   DIVIDENDS
     Cumulative Preferred Stock                             1.9             2.0

   COMMON SHARES                                          109.0            58.0
                                                       --------        --------
                                                          110.9            60.0
                                                       --------        --------
BALANCE AT END OF PERIOD                               $  163.8        $  148.9
                                                       ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Accounting Presentation

         The accompanying unaudited consolidated financial statements for Northern Indiana Public Service Company (Northern Indiana) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with generally accepted accounting principles.

         The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Northern Indiana's Annual Report on Form 10=K for the fiscal year ended December 31, 2000. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.       Restructuring Activities

         In the fourth quarter of 2000, NiSource Inc. (NiSource), Northern Indiana's parent, implemented a plan to restructure its operations as a result of the acquisition of Columbia Energy Group (Columbia). The restructuring plan included a severance program, a transition plan to implement operational efficiency throughout NiSource's operations and a voluntary early retirement program.

         As a result of the restructuring plan, it is estimated that approximately 37 management, professional, administrative and technical positions have been or will be eliminated at Northern Indiana. As of March 31, 2001, 24 employees had been terminated as a result of the restructuring plan. In 2000, Northern Indiana recorded pre=tax charges of $2.5 million in operating expense representing severance and related benefits costs. This charge included $1.3 million of estimated termination benefits. At March 31, 2001, the consolidated balance sheets reflected a liability of $1.2 million related to the restructuring plan.

3.       Accounting Change

         Effective January 1, 2001, Northern Indiana adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign=currency=denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

         The adoption of this statement on January 1, 2001, resulted in an after=tax increase to other comprehensive income (OCI) of approximately $4 million. The adoption also resulted in the recognition of $16 million of assets and $12 million of liabilities on the consolidated balance sheet. During the first quarter of 2001, approximately $2.8 million of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:

(in millions)                       ASSETS     LIABILITIES
-------------                       ------     -----------
Price Risk Management              $    6.2    $      9.8
Deferred Taxes                           --           2.2
Regulatory                              9.8            --
                                   --------    ----------
TOTAL                              $   16.0    $     12.0
                                   --------    ----------

         As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding gain of $4.0 million. However, the activity for the quarter resulted in unrealized gains on qualifying derivatives of $0.5 million as reported in the Statements of Consolidated Retained Earnings. The activity for the quarter included:

(in millions)
-------------
UNREALIZED GAINS ON DERIVATIVES QUALIFYING AS CASH FLOW HEDGES:
  Unrealized holding gain arising during the period due to cumulative effect of a

   change in accounting principle, recognized at January 1, 2001, net of tax              $      4.0

  Unrealized holding losses arising during the period on derivatives qualifying as
   cash flow hedges, net of tax                                                                 (0.7)

  Reclassification adjustment for net gain included in net income, net of tax                   (2.8)
                                                                                          ----------
  Net unrealized gains on derivatives qualifying as cash flow hedges, net of tax          $      0.5
                                                                                          ----------

         Northern Indiana's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy business, Northern Indiana's risk management policies and procedures continue to evolve and are subject to ongoing review and modification.

         Following is additional information regarding the impact of SFAS No. 133 by segment.


         Gas Distribution

         Northern Indiana offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the option to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price and the associated delivery month. The NYMEX futures and options contracts satisfy all definitions of a derivative and they qualify and are designated as a cash flow hedge. Northern Indiana has no net gain or loss recognized in earnings due to ineffectiveness or time value for this program in the reporting period and none of the components of the derivative instruments' value are excluded in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of futures and options contracts will result in income recognition amounts currently classified in OCI of approximately $0.5 million, which will be included in net income. Northern Indiana has futures and options contracts designated as cash flow hedges through April 2001. At this time Northern Indiana expects to continue its cash flow hedges due to the probability that the forecasted transaction will occur.

         Northern Indiana is also engaged in writing options that potentially obligates it to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana also uses NYMEX derivative contracts to minimize its gas costs. These contracts do not qualify for hedge accounting and must be marked to fair value. Because these derivatives are used within the framework of its gas cost incentive mechanism, Northern Indiana may ultimately share in a portion of the gains or losses on these options with the ratepayers. Regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives until there is certainty as to the level of sharing, if any.


         Electric

         The adoption and application of SFAS 133 had no impact on this segment.

4.       Business Segment Information

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

         Northern Indiana's reportable operating segments include regulated gas and electric services. Northern Indiana supplies gas and electric services to residential, commercial and industrial customers. In addition, the electric segment includes Northern Indiana's wholesale power marketing operation which markets wholesale power to utilities and electric power marketers.

         The following tables provide information about business segments. Adjustments have been made to the segment information to arrive at information included in the results of operations and financial position.

The adjustments represent the revenues and net pre-tax operating income of Northern Indiana's electric trading business, which are reflected in the electric segment but are reported as a component of Other Income (Deductions) in the Statements of Consolidated Income.


($ in millions)                                         Gas      Electric   Adjustments      Total
---------------                                         ---      --------   -----------      -----
FOR THE THREE MONTHS ENDED MARCH 31, 2001
      Operating revenues                                482.6       365.0        (108.6)     739.0
      Utility operating income before utility
         income taxes                                    73.1        88.7          (5.0)     156.8

FOR THE THREE MONTHS ENDED MARCH 31, 2000
      Operating revenues                                263.5       317.6         (64.1)     517.0
      Utility operating income before utility
         income taxes                                    51.5        82.8          (2.3)     132.0

Other Income (Deductions) in the Statement of Consolidated Income were comprised of the following items:


($ in millions)                                      Gas       Electric        Other        Total
FOR THE THREE MONTHS ENDED MARCH 31, 2001
      Power trading revenues                          --        108.6            --         108.6
      Power trading cost of sales                     --       (108.8)           --        (108.8)
      Power trading administrative expenses           --         (0.4)           --          (0.4)
      Power trading unrealized gains                  --          5.6            --           5.6
      Other                                          0.7           --          (3.2)         (2.5)
                                                     ---          ---          ----           ---
      Total Other Income (Deductions)                0.7          5.0          (3.2)          2.5
                                                     ---          ---          ----           ---

FOR THE THREE MONTHS ENDED MARCH 31, 2000
      Power trading revenues                          --         64.1            --          64.1
      Power trading cost of sales                     --        (61.9)           --         (61.9)
      Power trading administrative expenses           --         (0.5)           --          (0.5)
      Power trading unrealized gains                  --          0.6            --           0.6
      Other                                          0.5         (2.3)           --          (1.8)
                                                     ---          ---          ----           ---
      Total Other Income (Deductions)                0.5           --            --           0.5
                                                     ---          ---          ----           ---

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              CONSOLIDATED RESULTS

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

                              FIRST QUARTER RESULTS


Net Income

Northern Indiana reported net income of $87.8 million for the three months ended March 31, 2001, compared to $72.8 million in the 2000 period. The increase is attributed to weather 14% colder than the previous year.


Revenues

Total consolidated net revenue (operating revenues less cost of sales) for the three months ended March 31, 2001, was $313.1 million, a $23.1 million increase over the same period last year. Increased gas sales to residential and commercial customers due to colder weather and customer growth in those sectors primarily contributed to the increase.


Expenses

Operating expenses for the first quarter of 2001 were $156.3 million, a decrease of $1.7 million over the same period last year. Operation and maintenance expenses decreased $8.0 million in connection with refunds received on insurance premiums, reduced outside services fees and lower payroll and benefits costs. Depreciation and amortization increased $2.6 million due to plant additions and taxes other than income increased $3.7 million primarily due to higher gross receipts taxes.


Utility Income Taxes

Utility income tax expense for the first quarter of 2001 was $50.1 million, compared to $40.6 million in 2000, due to higher pre-tax income in the current period.


Other Income (Deductions)

Other income (Deductions) for the first quarter of 2001 increased $2.0 million, from 2000, mainly as a result of power trading activities.


Interest

Interest expense was $21.4 million for the first quarter of 2001, compared to $19.1 million in 2000, primarily due to increased short-term debt outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. A significant portion of Northern Indiana's operations, most notably in the gas and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts for electric sales normally exceed requirements. During other periods of the year, cash on hand, together with external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through a $2.5 billion revolving credit facility (Credit Facility) that was entered into by NiSource Finance Corp., NiSource's financing subsidiary, with a syndicate of banks during the first quarter of 2001. The Credit Facility will be drawn on to refinance and consolidate essentially all of the existing short-term borrowings of NiSource's subsidiaries, including Northern Indiana as they come due. This new facility is guaranteed by NiSource.

As of March 31, 2001, Northern Indiana had $328.7 million of short-term borrowings outstanding under the Credit Facility, mentioned above, at a weighted average interest rate of 5.78%.

                 MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Risk is an inherent part of Northern Indiana's energy businesses and activities. The extent to which Northern Indiana manages each of the various types of risk involved in its businesses is critical to its profitability. Northern Indiana seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks involved in its energy businesses: commodity market risk, interest rate risk and credit risk. Risk management at Northern Indiana is a multi-faceted process with independent oversight that requires constant communication, judgment and knowledge of specialized products and markets. Northern Indiana's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy business, Northern Indiana's risk management policies and procedures are evolving and subject to ongoing review and modification.

Northern Indiana is exposed, through its various business activities, to trading risks and non-trading risks. The non-trading risks to which Northern Indiana is exposed include interest rate risk and commodity price risk. Northern Indiana's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps. Risk management at Northern Indiana is the process by which the organization ensures that the risks to which it is exposed are the risks to which it desires to be exposed to achieve its primary business objectives. Northern Indiana employs various analytic techniques to measure and monitor its market risks, including value-at-risk (VaR) and instrument sensitivity to market factors. VaR represents the potential loss or gain for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level.


Non-Trading Risk

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on borrowings under this Credit Facility. Interest rates are indexed to short-term market interest rates. At March 31, 2001, borrowings outstanding under this Credit Facility totaled $328.7 million. Based upon average borrowings under this Credit Facility, commercial paper and uncommitted lines of credit during 2001, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $3.7 million for the three months ending March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Trading Risk

Northern Indiana employs a VaR model to assess the market risk of its energy trading portfolios. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. Northern Indiana estimates the one-day VaR across all trading groups that utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $2.1 million, $4.7 million and $0.8 million, respectively, at March 31, 2001.


Accounting Change

Effective January 1, 2001, Northern Indiana adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of this statement on January 1, 2001, resulted in an after-tax increase to other comprehensive income (OCI) of approximately $4 million. The adoption also resulted in the recognition of $16 million of assets and $12 million of liabilities on the consolidated balance sheet. During the first quarter of 2001, approximately $2.8 million of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings.

Northern Indiana's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy business, Northern Indiana's risk management policies and procedures continue to evolve and are subject to ongoing review and modification.

See Note 3, "Accounting Change" for additional information.

                                OTHER INFORMATION


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS


Three Months Ended March 31, ($ in millions)            2001               2000
--------------------------------------------            ----               ----
NET REVENUES
      Sales revenues                                    468.1              247.0
      Less: Cost of gas sold                            357.7              161.3
                                                      -------            -------
      Net Sales Revenues                                110.4               85.7
      Transportation Revenues                            14.5               16.5
                                                      -------            -------
Net Revenues                                            124.9              102.2
                                                      -------            -------

OPERATING EXPENSES
      Operation and maintenance                          21.7               25.0
      Depreciation and amortization                      20.4               19.3
      Other taxes                                         9.7                6.4
                                                      -------            -------
Total Operating Expenses                                 51.8               50.7
                                                      -------            -------
Operating Income                                         73.1               51.5
                                                      =======            =======

REVENUES ($ IN MILLIONS)
      Residential                                       334.9              170.9
      Commercial                                        111.0               52.9
      Industrial                                         54.5               20.9
      Transportation                                     14.5               16.5
      Other                                             (32.3)               2.3
                                                      -------            -------
Total                                                   482.6              263.5
                                                      -------            -------
SALES AND TRANSPORTATION  (MDTH)
      Residential Sales                                  30.0               28.2
      Commercial Sales                                   10.2                9.7
      Industrial Sales                                    4.3                4.3
      Transportation                                     39.4               53.3
      Other                                               3.1               11.2
                                                      -------            -------
Total                                                    87.0              106.7
                                                      -------            -------

HEATING DEGREE DAYS                                     3,133              2,746
NORMAL HEATING DEGREE DAYS                              3,210              3,244
% COLDER (WARMER) THAN NORMAL                              (2%)              (15%)

CUSTOMERS
      Residential                                     621,969            612,867
      Commercial                                       48,183             47,360
      Industrial                                        3,459              3,498
      Transportation                                   15,352             18,354
      Other                                                21                 23
                                                      -------            -------
TOTAL                                                 688,984            682,102
                                                      -------            -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                           GAS DISTRIBUTION OPERATIONS

Northern Indiana's natural gas distribution operations (Gas Distribution) serve 688,984 customers in the northern part of Indiana.


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

Northern Indiana pursues initiatives that give retail customers the opportunity to purchase natural gas directly from marketers and to use Gas Distribution's facilities for transportation services. These opportunities are being pursued through regulatory initiatives. Once fully implemented, these programs would reduce Gas Distribution's commodity sales function and provide all customer classes with the opportunity to obtain gas supplies from alternative merchants. As these programs expand to all customers, regulations will have to be implemented to provide for the recovery of transition capacity costs and other transition costs incurred by a utility serving as the supplier of last resort if the marketing company cannot supply the gas. Transition capacity costs are created as customers enroll in these programs and purchase their gas from other suppliers, leaving Gas Distribution with pipeline capacity it has contracted for, but no longer needs. Gas Distribution is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs and costs resulting from being the supplier of last resort will be mitigated or recovered.


Market Conditions

Weather in Northern Indiana's market area for the first three months of 2001 was 2% warmer than normal and 14% colder than the first quarter of 2000.

The colder weather in the last quarter of 2000 and the first quarter of 2001, combined with the significantly higher cost of gas in those periods has led to some challenges. The Customer Service Call Center received a significantly higher number of calls in this winter period than in previous years from customers concerned about the impact of and their ability to pay higher heating bills. Northern Indiana personnel worked with customers to ease the burden by offering budget billing programs, payment plans, customer choice programs and referrals to energy assistance programs. These programs have not only assisted the customers, but also reduced the amount of uncollectible accounts Northern Indiana would have otherwise faced.


Throughput

Total volumes sold and transported of 87.0 Bcf for the first quarter of 2001 decreased 19.7 Bcf from the same period last year primarily due to lower transportation volumes to industrial customers and decreased off-system sales. Colder weather and customer growth contributed to increased residential and commercial sales tempering the throughput decrease.


Net Revenues

Net revenues for the three months ended March 31, 2001, were $124.9 million, up $22.7 million from the same period in 2000, primarily due to weather 14% colder than the first quarter of 2000.


Operating Income

Operating income for the first quarter of 2001 of $73.1 million, increased $21.6 million from the same period in 2000, primarily due to the effect of 14% colder weather. Operation and maintenance expenses decreased $3.3 million primarily resulting from refunds on liability insurance premiums, reduced outside services fees and lower labor and benefits costs. Depreciation and amortization increased $1.1 million due to plant additions. Taxes other than income taxes increased $3.3 million due to gross receipts taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS

Three Months Ended March 31, ($ in millions)            2001             2000
--------------------------------------------            ----             ----
NET REVENUES
      Sales Revenues                                    256.4            253.5
      Less: Cost of sales                                68.2             65.7
                                                      -------          -------
Net Revenues                                            188.2            187.8
                                                      -------          -------
OPERATING EXPENSES
      Operation and maintenance                          49.2             53.9
      Depreciation and amortization                      41.5             40.0
      Other taxes                                        13.8             13.4
                                                      -------          -------
Total Operating Expenses                                104.5            107.3
                                                      -------          -------
Operating Income                                         83.7             80.5
                                                      =======          =======

REVENUES ($ IN MILLIONS)
      Residential                                        68.8             66.4
      Commercial                                         68.0             67.3
      Industrial                                        105.0            110.0
      Wholesale & bulk power                              3.9              8.4
      Other                                              10.7              1.4
                                                      -------          -------
Total                                                   256.4            253.5
                                                      -------          -------

SALES (GIGAWATT HOURS)
      Residential                                       697.6            667.6
      Commercial                                        815.4            798.4
      Industrial                                      2,323.0          2,539.5
      Wholesale & bulk power                             67.9            294.0
      Other                                              33.3             32.0
                                                      -------          -------
Total                                                 3,937.2          4,331.5
                                                      -------          -------

CUSTOMERS
      Residential                                     379,898          376,715
      Commercial                                       46,670           45,953
      Industrial                                        2,660            2,676
      Wholesale & bulk power                               23               35
      Other                                               804              815
                                                      -------          -------
Total                                                 430,055          426,194
                                                      -------          -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                               ELECTRIC OPERATIONS

Northern Indiana generates and distributes electricity to 430,055 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and operates four coal-fired electric generating stations with a net capability of 3,179 megawatts (mw), four gas-fired combustion turbine generating units with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana is interconnected with five neighboring electric utilities.


Market Conditions

The regulatory frameworks applicable to electric operations are undergoing fundamental changes. These changes have previously had, and will continue to have, an impact on Northern Indiana's electric operations, structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.


Regulatory Matters

FERC issued Order No. 888-A in 1996 that required all public utilities owning, controlling or operating transmission lines to file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide themselves. On June 30, 2000, the D.C. Circuit Court of Appeals upheld FERC's open access orders in all major respects, although the U.S. Supreme Court on February 26, 2001 agreed to review the case. In 1997, FERC accepted for filing Northern Indiana's open-access transmission tariff. On December 20, 1999, FERC issued Order 2000 addressing the formation and operation of Regional Transmission Organizations (RTOs). The rule is intended to eliminate pricing inequities in the provision of wholesale transmission service. On October 16, 2000, Northern Indiana filed with the FERC indicating that it is committed to joining an RTO and on February 28, 2001 joined the Alliance RTO. The Alliance RTO expects to be fully operational by FERC's December 15, 2001 deadline. The Alliance RTO companies serve a population of 41 million within 178,800 square miles in 11 states and own 57,100 miles of transmission lines.

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


Environmental Matters

The Great Lakes Water Quality Initiative ("GLI") program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and is in the process of seeking final United States Environmental Protection Agency (US EPA) approval. The promulgated regulations currently provide the Indiana Department of Environmental Management
(IDEM) with the authority to grant water quality criteria variances for non-contact cooling water. However, the US EPA has objected to these provisions. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending the outcome of program approval discussions between IDEM and US EPA, including discussions with respect to exemption authority and permit renewal requirements, the costs of complying with these requirements cannot be predicted.


Sales

Electric sales for the first three months of 2001 were 3,937.2 million kilowatt-hours (kwh), a decrease of 394.3 million kwh, or 9%, compared to the 2000 period, reflecting decreased industrial sales due to a decline in production in the steel industry and decreased bulk power sales due to fewer opportunities in the bulk power market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net Revenues

In the first quarter of 2001, electric net revenues of $188.2 million increased by $0.4 million over the 2000 period. This improvement reflects increased electric sales primarily due to customer growth on residential and commercial sales partially offset by the adverse impact of decreased production in the steel industry on industrial sales and fewer opportunities in the bulk power market. Average revenue per kwh sold increased 10% over 2000 to 6.33 cents per kwh for 2001, while the cost of fuel for electric generation in 2001 decreased $5.9 million compared to 2000 reflecting decreased fuel costs. The average cost per kwh generated increased 4% from 2000 to 1.43 cents per kwh in 2001.


Operating Income

Operating income for the first quarter of 2001 was $83.7 million, an increase of $3.2 million over the same period in 2000. This increase reflects the favorable impact of a $4.7 million decrease in operation and maintenance expenses primarily resulting from refunds received on insurance premiums, reduced outside services fees and lower labor and benefits costs. Depreciation and amortization increased $1.5 million primarily due to plant additions. Taxes other than income were relatively unchanged from the comparable period ended March 31, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion regarding quantitative and qualitative disclosures about market risk, see page 12 of the Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                    Northern Indiana Public Service Company
                                 ----------------------------------------------
                                                    (Registrant)









Date:  May 11, 2001         By:                s/ Jeffrey W. Grossman
                                 ----------------------------------------------
                                                 Jeffrey W. Grossman
                                            Vice President and Controller
                                           (Principal Accounting Officer
                                            and Duly Authorized Officer)