Form 10-Q
period 2001-06-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2001-08-10
CIK 72843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to

                          Commission file number I-4125
                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                    Indiana                       35-0552990
                    -------                       ----------
          (State or other jurisdiction of        (IRS Employer
          incorporation or organization)       Identification No.)


          801 East 86th Avenue, Merrillville, IN         46410
          --------------------------------------         -----
          (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
                 Title of each class                   on which registered
     --------------------------------------------    ----------------------
     Series A Cumulative Preferred - No Par Value           New York
     4-1/4% Cumulative Preferred - $100 Par Value           American

Securities registered pursuant to Section 12(g) of the Act: Cumulative Preferred Stock - $100 Par Value (4-1/2%, 4.22%, 4.88%, 7.44% and 7.50% Series)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of August 1, 2001, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                                      None

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

             Statements of Consolidated Income................................    3

             Consolidated Balance Sheets......................................    4

             Statements of Consolidated Cash Flows............................    6

             Statements of Consolidated Retained Earnings.....................    7

           Notes to Consolidated Financial Statements.........................    8

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................   13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........   23

PART II    OTHER INFORMATION

Item 1     Legal Proceedings..................................................   24

Item 2.    Changes in Securities and Use of Proceeds..........................   24

Item 3.    Defaults Upon Senior Securities....................................   24

Item 4.    Submission of Matters to a Vote of Security Holders................   24

Item 5.    Other Information..................................................   24

Item 6.    Exhibits and Reports on Form 8-K...................................   24

           Signature..........................................................   25


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME

                                                                 Three Months                     Six Months
                                                                Ended June 30,                  Ended June 30,
                                                         --------------------------      --------------------------
( in millions)                                               2001            2000            2001            2000
--------------                                           ----------        --------      ----------         -------
                                                         (unaudited)                     (unaudited)
NET REVENUES
    Gas Distribution                                       $  112.0        $  130.3        $  595.3        $  393.8
    Electric                                                  258.4           255.0           514.8           508.5
                                                           --------        --------        --------        --------
    Gross Operating Revenues                                  370.4           385.3         1,110.1           902.3
                                                           --------        --------        --------        --------
COST OF ENERGY
    Gas costs                                                  68.6            84.7           426.3           246.0
    Fuel for electric generation                               59.1            56.5           110.7           114.0
    Power purchased                                             8.0             7.0            24.6            15.2
                                                           --------        --------        --------        --------
    Cost of Sales                                             135.7           148.2           561.6           375.2
                                                           --------        --------        --------        --------
Total Net Revenues                                            234.7           237.1           548.5           527.1
                                                           --------        --------        --------        --------
OPERATING EXPENSES
    Operation                                                  59.7            60.3           111.6           121.4
    Maintenance                                                17.7            20.7            36.7            38.5
    Depreciation and amortization                              62.3            59.5           124.2           118.8
    Other taxes                                                18.6            12.5            42.1            32.3
                                                           --------        --------        --------        --------
Total Operating Expenses                                      158.3           153.0           314.6           311.0
                                                           --------        --------        --------        --------
UTILITY OPERATING INCOME BEFORE UTILITY
    INCOME TAXES                                               76.4            84.1           233.9           216.1
                                                           --------        --------        --------        --------
UTILITY INCOME TAXES                                           19.6            23.6            69.7            64.2
                                                           --------        --------        --------        --------
UTILITY OPERATING INCOME                                       56.8            60.5           164.2           151.9
                                                           --------        --------        --------        --------
OTHER INCOME (DEDUCTIONS)                                       0.3             1.3             2.1             1.8
                                                           --------        --------        --------        --------
INTEREST
    Interest on long-term debt                                 14.6            16.3            29.2            33.5
    Other Interest                                              4.1             1.5             9.9             2.3
    Amortization of premium, reacquisition premium,
      discount and expense on debt, net                         1.0             1.0             2.0             2.1
                                                           --------        --------        --------        --------
Total Interest                                                 19.7            18.8            41.1            37.9
                                                           --------        --------        --------        --------
NET INCOME                                                     37.4            43.0           125.2           115.8

DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                       1.8             2.0             3.7             4.0
                                                           --------        --------        --------        --------
BALANCE AVAILABLE FOR COMMON SHARES                        $   35.6        $   41.0        $  121.5        $  111.8
                                                           ========        ========        ========        ========
COMMON DIVIDENDS DECLARED                                  $   63.0        $   57.0        $  172.0        $  115.0
                                                           --------        --------        --------        --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,       December 31,
ASSETS (in millions)                                                            2001            2000
--------------------                                                        -----------      ------------
                                                                            (unaudited)
UTILITY PLANT, at original cost
   Electric                                                                   $4,388.1        $4,343.0
   Gas                                                                         1,397.1         1,377.6
   Common                                                                        360.8           362.6
                                                                              --------        --------
   Total Utility Plant                                                         6,146.0         6,083.2
   Less: Accumulated provision for depreciation and amortization               3,272.0         3,177.4
                                                                              --------        --------
   Net utility plant                                                           2,874.0         2,905.8
                                                                              --------        --------
OTHER PROPERTY AND INVESTMENTS                                                     5.1             2.7
                                                                              --------        --------
CURRENT ASSETS
   Cash and cash equivalents                                                      21.2            17.9
   Accounts receivable (less reserve of $12.4 and $10.5, respectively)           264.6           259.7
   Gas cost adjustment clause                                                     14.4           146.3
   Materials and supplies, at average cost                                        45.7            47.0
   Electric production fuel, at average cost                                      33.2            15.6
   Natural gas in storage, at last-in, first-out cost                             66.3           109.7
   Price risk management assets                                                   81.1            23.2
   Prepayments and other                                                          44.8            32.3
                                                                              --------        --------
Total Current Assets                                                             571.3           651.7
                                                                              --------        --------
OTHER ASSETS
   Regulatory assets                                                             179.1           179.1
   Prepayments and other                                                         223.3           199.6
                                                                              --------        --------
Total Other Assets                                                               402.4           378.7
                                                                              --------        --------
TOTAL ASSETS                                                                  $3,852.8        $3,938.9
                                                                              ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,     December 31,
CAPITALIZATION AND LIABILITIES (in millions)                    2001           2000
--------------------------------------------                -----------    ------------
                                                            (unaudited)
CAPITALIZATION
Common shareholder's equity                                  $1,004.3        $1,058.4

Preferred Stocks --
   Series without mandatory redemption provisions                81.1            81.1
   Series with mandatory redemption provisions                   48.8            49.1
Long-term debt, excluding amounts due within one year           864.0           901.8
                                                             --------        --------
Total Capitalization
                                                              1,998.2         2,090.4
                                                             --------        --------

CURRENT LIABILITIES
   Current portion of long-term debt                             57.0            19.0
   Short term borrowings                                        343.2           407.1
   Accounts payable                                             349.6           349.9
   Dividends declared on common and preferred stocks              0.8             0.9
   Customer deposits                                             30.0            28.6
   Taxes accrued                                                 53.9            57.1
   Interest accrued                                               8.0            10.3
   Fuel adjustment clause                                         3.3             0.2
   Accrued employment costs                                      49.2            58.8
   Price risk management liabilities                             90.4            21.9
   Other accruals                                                27.5            22.1
                                                             --------        --------
Total Current Liabilities                                     1,012.9           975.9
                                                             --------        --------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                        520.7           562.5
   Deferred investment tax credits                               74.9            78.5
   Deferred credits                                              39.0            49.1
   Accrued liability for postretirement benefits                155.2           149.1
   Other noncurrent liabilities                                  51.9            33.4
                                                             --------        --------
Total Other                                                     841.7           872.6
                                                             --------        --------
COMMITMENTS AND CONTINGENCIES (see notes)                          --              --
                                                             --------        --------
TOTAL CAPITALIZATION AND LIABILITIES                         $3,852.8        $3,938.9
                                                             ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                   Six Months
                                                                 Ended June 30,
                                                            ------------------------
( in millions)                                                  2001           2000
--------------                                              -----------       ------
                                                            (unaudited)
OPERATING ACTIVITIES
   Net Income                                                  $125.2         $115.8

   Adjustments to reconcile net income to net cash:
     Depreciation and amortization                              124.2          118.8
     Net changes in price risk management activities             10.6            6.5
     Deferred income taxes                                      (41.8)         (32.2)
     Amortization of deferred investment tax credits             (3.5)          (3.5)
     Other, net                                                  (4.0)           2.1
                                                               ------         ------
                                                                210.7          207.5

   Changes in components of working capital:
     Accounts receivable, net                                    (8.2)           0.4
     Electric production fuel                                   (17.6)          (4.5)
     Materials and supplies                                       1.3           (0.4)
     Natural gas in storage                                      43.4           (9.0)
     Accounts payable                                           (63.1)          27.7
     Taxes accrued                                               (3.1)          (4.9)
     Fuel adjustment clause                                       3.1            8.4
     Gas cost adjustment clause                                 131.8           26.4
     Accrued employment costs                                    (9.6)          (2.3)
     Other accruals                                               3.4          (11.2)
     Other, net                                                 (13.6)          (9.2)
                                                               ------         ------
Net Cash from Operating Activities
                                                                278.5          228.9
                                                               ------         ------
INVESTING ACTIVITIES
     Construction expenditures                                  (86.4)         (81.0)
     Other investing activities, net                            (11.9)          (5.2)
                                                               ------         ------
Net Investing Activities                                        (98.3)         (86.2)
                                                               ------         ------

FINANCING ACTIVITIES
     Retirement of long-term debt                                  --         (155.0)
     Change in short-term debt                                  (63.9)         138.1
     Retirement of preferred shares                              (0.3)          (1.5)
     Dividends paid - common shares                            (109.0)        (116.0)
     Dividends paid - preferred shares                           (3.8)          (4.0)
     Other financing activities, net                              0.1            0.2
                                                               ------         ------
Net Financing Activities                                       (176.9)        (138.2)
                                                               ------         ------
Increase (decrease) in cash and cash equivalents                  3.3            4.5
Cash and cash equivalents at beginning of period                 17.9            6.1
                                                               ------         ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 21.2         $ 10.6
                                                               ======         ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest, net of amounts capitalized          38.2           34.3
     Cash paid for income taxes                                  62.2           98.4
                                                               ------         ------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                                         Three Months                 Six Months
                                                         Ended June 30,              Ended June 30,
                                                   -------------------------    ------------------------
( in millions)                                         2001           2000          2001           2000
--------------                                     -----------       -------    -----------       ------
                                                   (unaudited)                  (unaudited)

BALANCE AT BEGINNING OF PERIOD                        $163.8         $148.9        $186.4         $136.1


ADD:
    OTHER COMPREHENSIVE INCOME                          (4.0)            --          (3.5)            --
    NET INCOME                                          37.4           43.0         125.2          115.8
                                                      ------         ------        ------         ------
                                                       197.2          191.9         308.1          251.9
LESS:
   DIVIDENDS
     Cumulative Preferred Stock                          1.9            2.0           3.8            4.0
    COMMON SHARES                                       63.0           57.0         172.0          115.0
                                                      ------         ------        ------         ------
                                                        64.9           59.0         175.8          119.0
                                                      ------         ------        ------         ------
BALANCE AT END OF PERIOD                              $132.3         $132.9        $132.3         $132.9
                                                      ======         ======        ======         ======

NORTHERN INDIANA PUBLIC SERVICE COMPANY

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

      The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Northern Indiana's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

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

      As a result of the restructuring plan, it is estimated that approximately 37 management, professional, administrative and technical positions have been or will be eliminated at Northern Indiana. As of June 30, 2001, 26 employees had been terminated as a result of the restructuring plan. In 2000, Northern Indiana recorded pre-tax charges of $2.5 million in operating expense representing severance and related benefits costs. This charge included $1.3 million of estimated termination benefits. At June 30, 2001, the consolidated balance sheets reflected a liability of $0.6 million related to the restructuring plan.

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

      The adoption of this statement on January 1, 2001, resulted in an after-tax increase to other comprehensive income (OCI) of approximately $4 million. The adoption also resulted in the recognition of $16 million of assets and $12 million of liabilities on the consolidated balance sheet. During the second quarter of 2001, approximately $0.6 million of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. During the six months ended June 30, 2001, approximately $3.3 million of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:

         (in millions)                                    ASSETS    LIABILITIES
         -------------                                    ------    -----------
         Price Risk Management                            $ 6.2          $ 9.8
         Deferred Taxes                                      --            2.2
         Regulatory                                         9.8             --
                                                          -----         -----
         TOTAL                                            $16.0          $12.0
                                                          -----          -----

NORTHERN INDIANA PUBLIC SERVICE COMPANY

      As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding gains of $4.0 million. However, the activity for the second quarter 2001 and the first half resulted in unrealized losses on qualifying derivatives of $4.0 million and $3.5 million, respectively, as reported in the Statements of Consolidated Retained Earnings. The activity for the periods included:


                                                                       Three Months      Six Months
                                                                      Ended June 30,   Ended June 30,
                                                                      --------------   --------------
( in millions)                                                                  2001             2001
--------------                                                        --------------   --------------
UNREALIZED GAINS ON DERIVATIVES QUALIFYING AS CASH
  FLOW HEDGES:
  Unrealized holding gain arising during the period due to
    cumulative effect of a change in accounting principle,
     recognized at January 1, 2001, net of tax                                  $ --             $4.0

  Unrealized holding losses arising during the period on
    derivatives qualifying as cash flow hedges, net of tax                      (3.9)            (4.6)

  Reclassification adjustment for net gain included in net
    income, net of tax (including gains of $0.6 million and
    $3.3 million, respectively, related to the cumulative
     effect of change in accounting principle)                                  (0.1)            (2.9)
                                                                               -----            -----
  Net unrealized losses on derivatives qualifying as cash
     flow hedges, net of tax                                                   $(4.0)           $(3.5)
                                                                               -----            -----


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

      Gas Distribution

      Northern Indiana offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the option to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price and the associated delivery month. The NYMEX futures and options contracts satisfy all definitions of a derivative and they qualify and are designated as a cash flow hedge. Northern Indiana has no net gain or loss recognized in earnings due to ineffectiveness or time value for this program in the reporting period and none of the components of the derivative instruments' value are excluded in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of futures and options contracts will result in income recognition amounts currently classified in OCI of approximately $5.7 million, which will be included in net income. Northern Indiana has futures and options contracts designated as cash flow hedges through June 2002. At this time Northern Indiana expects to continue its cash flow hedges due to the probability that the forecasted transaction will occur.

      Northern Indiana is also engaged in writing options that potentially obligate it to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana also uses NYMEX derivative contracts to minimize its gas costs. These contracts do not qualify for hedge accounting and must be marked to fair value. Because these derivatives are used within the framework of its gas cost incentive mechanism, Northern Indiana may ultimately share in a portion of the gains or losses on these options with the ratepayers. Regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives until there is certainty as to the level of sharing, if any.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

      Electric

      The adoption and application of SFAS 133 had no impact on this segment.

      Merchant

      The adoption and application of SFAS 133 had no impact on this segment.

4.    Business Segment Information

      Effective for the second quarter of 2001, Northern Indiana realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The electric wheeling, bulk power and power trading operations were moved from the Electric Operations segment to a new Merchant Operations segment.

      Northern Indiana's operations are divided into three primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Merchant Operations segment provides energy-related services including electric wheeling, bulk power and power trading.

      The following tables provide information about business segments. Adjustments have been made to the segment information to arrive at information included in the results of operations and financial position. Northern Indiana uses operating income as its primary measurement for each of the reported segments and makes decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Operating income is derived from revenues and expenses directly associated with each segment.

      The adjustments represent the revenues and net pre-tax operating income of Northern Indiana's electric trading business, which are reflected in the Merchant Operations segment but are reported as a component of Other Income (Deductions) in the Statements of Consolidated Income.


($ in millions)                                                          GAS     ELECTRIC   MERCHANT  ADJUSTMENTS   TOTAL
---------------                                                         ------   --------   --------  -----------   -----
FOR THE THREE MONTHS ENDED JUNE 30, 2001
      Operating revenues                                                112.0       246.7      251.9      (240.2)   370.4
      Utility operating income before utility income taxes               (6.3)       74.7       12.4        (4.4)    76.4

FOR THE THREE MONTHS ENDED JUNE 30, 2000
      Operating revenues                                                130.3       241.8      123.3      (110.1)   385.3
      Utility operating income before utility income taxes               (2.8)       79.2       11.7        (4.0)    84.1
                                                                         ----        ----       ----        ----     ----


($ in millions)                                                          GAS     ELECTRIC   MERCHANT  ADJUSTMENTS    TOTAL
---------------                                                         ------   --------   --------  -----------   -------
FOR THE SIX MONTHS ENDED JUNE 30, 2001
      Operating revenues                                                595.3       494.0      375.2      (354.4)   1,110.1
      Utility operating income before utility income taxes               67.5       151.5       24.3        (9.4)     233.9

FOR THE SIX MONTHS ENDED JUNE 30, 2000
      Operating revenues                                                393.8       484.4      198.9      (174.8)     902.3
      Utility operating income before utility income taxes               48.7       154.2       19.5        (6.3)     216.1
                                                                        -----       -----      -----       -----      -----

NORTHERN INDIANA PUBLIC SERVICE COMPANY

      Other Income (Deductions) in the Statement of Consolidated Income were comprised of the following items:

($ in millions)                                                      GAS         MERCHANT       OTHER         TOTAL
---------------                                                     ------       --------       ------        ------
FOR THE THREE MONTHS ENDED JUNE 30, 2001
      Power trading revenues                                                      238.2                       238.2
      Power trading cost of sales                                                (234.5)                     (234.5)
      Power trading administrative expenses                                        (1.3)                       (1.3)
      Power trading unrealized gains (losses)                                       2.0                         2.0
      Other                                                                          --          (4.1)         (4.1)
                                                                    -----         -----         -----         -----
      Total Other Income (Deductions)                                  --           4.4          (4.1)          0.3
                                                                    -----         -----         -----         -----
FOR THE THREE MONTHS ENDED JUNE 30,2000
      Power trading revenues                                                      110.8                       110.8
      Power trading cost of sales                                                (105.3)                     (105.3)
      Power trading administrative expenses                                        (0.8)                       (0.8)
      Power trading unrealized gains (losses)                                      (0.7)                       (0.7)
      Other                                                            --            --          (2.7)         (2.7)
                                                                    -----         -----         -----         -----
      Total Other Income (Deductions)                                  --           4.0          (2.7)          1.3
                                                                    -----         -----         -----         -----


($ in millions)                                                      GAS          MERCHANT      OTHER         TOTAL
---------------                                                     ------        --------      ------        ------
FOR THE SIX MONTHS ENDED JUNE 30, 2001
      Power trading revenues                                                      346.8                       346.8
      Power trading cost of sales                                                (343.3)                     (343.3)
      Power trading administrative expenses                                        (1.7)                       (1.7)
      Power trading unrealized gains (losses)                                       7.6                         7.6
      Other                                                                          --          (7.3)         (7.3)
                                                                    -----         -----         -----         -----
      Total Other Income (Deductions)                                  --           9.4          (7.3)          2.1
                                                                    -----         -----         -----         -----
FOR THE SIX MONTHS ENDED JUNE 30, 2000
      Power trading revenues                                                      174.9                       174.9
      Power trading cost of sales                                                (167.2)                     (167.2)
      Power trading administrative expenses                                        (1.3)                       (1.3)
      Power trading unrealized gains (losses)                                      (0.1)                       (0.1)
      Other                                                           0.5            --          (5.0)         (4.5)
                                                                    -----         -----         -----         -----
      Total Other Income (Deductions)                                 0.5           6.3          (5.0)          1.8
                                                                    -----         -----         -----         -----

5.    Recently Issued Accounting Pronouncements

      On July 20, 2001, FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The key concepts from the two interrelated Statements include mandatory use of the purchase method in accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually under the revised framework.

      Northern Indiana does not expect the adoption of the Statements to have a material impact on its results of operations.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

      In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

      The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Northern Indiana is currently evaluating the impact that the Statement will have on its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

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

                      SECOND QUARTER AND SIX MONTH RESULTS

Net Income

Northern Indiana reported net income of $37.4 million for the three months ended June 30, 2001, compared to $43.0 million in the 2000 period. The decrease is attributed to weather 18% warmer than the previous year. For the six months ended June 30, 2001, Northern Indiana reported net income of $125.2 million, a $9.4 million increase from the 2000 period. The increase is attributed to weather 8% colder than the previous year.

Net Revenues

Total consolidated net revenue (operating revenues less cost of sales) for the three months ended June 30, 2001, was $234.7 million, a $2.4 million decrease over the same period last year. Decreased gas sales to residential and commercial customers due to warmer weather contributed to the decrease. Total consolidated net revenue for the six months ended June 30, 2001, was $548.5 million, a $21.4 million increase over the same period in 2000. Increased gas sales to residential and commercial customers due to colder weather and increased net revenues in merchant operations due to trading activities primarily contributed to the increase.

Expenses

Operating expenses for the second quarter of 2001 were $158.3 million, a increase of $5.3 million over the same period last year. Operation and maintenance expenses decreased $3.6 million in connection with reduced outside services fees and lower payroll and benefits costs. Depreciation and amortization increased $2.8 million due to plant additions and taxes other than income increased $6.1 million principally due to an adjustment of property tax accruals in 2000. For the six months ended June 30, 2001, operating expenses were $314.6 million, an increase of $3.6 million over the same period last year. Operation and maintenance expenses decreased $11.6 million primarily resulting from a first quarter 2001 refund received on liability insurance premiums, reduced outside services fees and lower payroll and benefits costs. Depreciation and amortization increased $5.4 million due to plant additions and taxes other than income increased $9.8 million principally due to an adjustment of property tax accruals in 2000 and higher gross receipts taxes due to higher gross revenues.

Utility Income Taxes

Utility income tax expense for the second quarter of 2001 was $19.6 million, compared to $23.6 million in 2000, due to lower pre-tax income in the current period. Utility income tax expense for the first six months of 2001 was $69.7, compared to $64.2 million in 2000, due to higher pre-tax income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Other Income (Deductions)

Other income (Deductions) for the second quarter and first six months ended June 30, 2001 were relatively unchanged from prior year periods.

Interest

Interest expense was $19.7 million for the second quarter of 2001, compared to $18.8 million in 2000, primarily due to increased short-term debt outstanding, partially offset by lower long-term debt. Interest expense for the first six months of 2001 was $41.1 million, a $3.2 million increase from the 2000 period primarily due to increased short-term debt outstanding, partially offset by lower long-term debt.

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

Net cash from operations for the first six months of 2001 was $278.5 million, and increase of $49.6 million from the same period in 2000. This increase was primarily due to timing differences associated with gas cost recovery, gas in storage and other working capital items.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from NiSource Finance Corp. (NFC), NiSource's financing subisidiary, which in turn borrows under a $2.5 billion revolving credit facility (Credit Facility) that was entered into by NFC with a syndicate of banks during the first quarter of 2001. The Credit Facility will be drawn on to refinance and consolidate essentially all of the existing short-term borrowings of NiSource's subsidiaries, including Northern Indiana, as they come due. This new facility is guaranteed by NiSource.

As of June 30, 2001, Northern Indiana had $343.2 million intercompany short-term borrowings outstanding with NFC at a weighted average interest rate of 4.27%.

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

The fair market value of Northern Indiana's price risk management assets and liabilities were $110.2 million and $124.3 million at June 30, 2001, respectively, and $32.1 million and $38.7 million at December 31, 2000, respectively. The increase between these two periods was due to increased trading activities.

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

Non-Trading Risk

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on borrowings under NFC Credit Facility. Interest rates are indexed to short-term market interest rates. At June 30, 2001, intercompany borrowings outstanding with NFC totaled $343.2 million. Based upon average intercompany borrowings with NFC, and outstanding commercial paper and uncommitted lines of credit during 2001, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $2.9 million for the three months ending June 30, 2001 and $6.4 million for the six months ending June 30, 2001.

Trading Risk

Northern Indiana employs a VaR model to assess the market risk of its energy trading portfolios. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. Northern Indiana estimates the one-day VaR across all trading groups that utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $1.7 million, $2.6 million and $1.0 million, respectively, at June 30, 2001.

Accounting Change

Effective January 1, 2001, Northern Indiana adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of this statement on January 1, 2001, resulted in an after-tax increase to other comprehensive income (OCI) of approximately $4 million. The adoption also resulted in the recognition of $16 million of assets and $12 million of liabilities on the consolidated balance sheet. During the second quarter of 2001 and the first six months, approximately $0.6 million and $3.3 million, respectively, of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings.

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

                                OTHER INFORMATION

Presentation of Segment Information

Effective for the second quarter of 2001, Northern Indiana realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The electric wheeling, bulk power and power trading operations were moved from the Electric Operations segment to a new Merchant Operations segment. Prior periods have been restated to reflect these changes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

                                                                    Three Months                   Six Months
                                                                    Ended June 30,                Ended June 30,
                                                               ---------------------         ----------------------
( in millions)                                                    2001          2000            2001          2000
-------------------------------------------------------------------------------------------------------------------
Net Revenues
    Sales revenues                                               104.3         120.9           573.1         367.9
    Less: Cost of gas sold                                        68.6          84.7           426.3         246.0
-------------------------------------------------------------------------------------------------------------------
    Net Sales Revenues                                            35.7          36.2           146.8         121.9
    Transportation Revenues                                        7.7           9.4            22.2          25.9
-------------------------------------------------------------------------------------------------------------------
Net Revenues                                                      43.4          45.6           169.0         147.8
-------------------------------------------------------------------------------------------------------------------
Operating Expenses
    Operation and maintenance                                     23.9          24.4            45.6          49.4
    Depreciation and amortization                                 20.5          19.3            40.9          38.6
    Other taxes                                                    5.3           4.7            15.0          11.1
-------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                          49.7          48.4           101.5          99.1
-------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                           (6.3)         (2.8)           67.5          48.7
===================================================================================================================

Revenues ($ in millions)
    Residential                                                  105.9          68.8           440.8         239.7
    Commercial                                                    34.3          19.8           145.3          72.7
    Industrial                                                    17.9          11.8            72.4          32.7
    Transportation                                                 7.7           9.4            22.2          25.9
    Deferred Gas Costs                                           (67.4)          5.5          (131.8)        (26.4)
    Other                                                         13.6          15.0            46.4          49.2
-------------------------------------------------------------------------------------------------------------------
Total                                                            112.0         130.3           595.3         393.8
-------------------------------------------------------------------------------------------------------------------

Sales and Transportation  (MDth)
    Residential Sales                                              7.5           9.0            37.5          37.2
    Commercial Sales                                               2.7           3.0            12.9          12.7
    Industrial Sales                                               1.6           2.2             5.9           6.5
    Transportation                                                31.3          42.4            70.7          95.7
    Other                                                          2.1           3.6             5.2          14.8
-------------------------------------------------------------------------------------------------------------------
Total                                                             45.2          60.2           132.2         166.9
-------------------------------------------------------------------------------------------------------------------

Heating Degree Days                                                528           647           3,667         3,399
Normal Heating Degree Days                                         708           708           3,963         3,996
% Colder (Warmer) than Normal                                     (25%)          (9%)            (7%)         (15%)

Customers
    Residential                                                                              615,353       610,701
    Commercial                                                                                47,399        47,040
    Industrial                                                                                 3,411         3,468
    Transportation                                                                            14,508        16,855
    Other                                                                                         19            18
-------------------------------------------------------------------------------------------------------------------
Total                                                                                        680,690       678,082
-------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                           GAS DISTRIBUTION OPERATIONS

Northern Indiana's natural gas distribution operations (Gas Distribution) serves over 680,000 customers in the northern part of Indiana.

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

Market Conditions

Weather in Northern Indiana's market area for the second quarter of 2001 was 25% warmer than normal and 7% warmer than normal for the six month period.

Throughput

Total volumes sold and transported of 45.2 million dekatherms (MDth) for the second quarter of 2001 decreased 15.0 MDth from the same period last year primarily due to weather 18% warmer than 2000, lower transportation volumes to industrial customers and decreased off-system sales. Total volumes sold and transported of 132.2 MDth for the first six months of 2001 decreased 34.7 MDth from the same period in 2000 due to lower transportation volumes to industrial customers and decreased off-system sales.

Net Revenues

Net revenues for the three months ended June 30, 2001 were $43.4 million, down $2.2 million from the same period in 2000, primarily due to weather 18% warmer than the second quarter of 2000. Net revenues for the six months ended June 30, 2001 were $169.0 million, up $21.2 million from the same period in 2000, primarily due to weather 8% colder than the first six months of 2000.

Operating Income (Loss)

Operating loss for the second quarter of 2001 of $6.3 million increased $3.5 million from the same period in 2000, primarily due to the effect of 18% warmer weather. Depreciation and amortization increased $1.2 million due to plant additions. Taxes other than income taxes increased $0.6 million due to gross receipts taxes. These increases in expenses were partially offset by a $0.5 million decrease in operation and maintenance expenses primarily resulting from reduced outside service fees and lower labor and benefit costs. Operating income for the first six months of 2001 of $67.5 million increased $18.8 million from the same period in 2000, primarily due to the effect of 8% colder weather. Depreciation and amortization increased $2.3 million due to plant additions. Taxes other than income taxes increased $3.9 million principally due to an adjustment of a reversal of property tax accruals in 2000. These increases in expenses were partially offset by a $3.8 million decrease in operations and maintenance expenses primarily resulting from a first quarter of 2001 refund on liability insurance premiums, reduced outside service fees and lower labor and benefit costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS

                                                                    Three Months                  Six Months
                                                                    Ended June 30,               Ended June 30,
                                                               ---------------------         ----------------------
( in millions)                                                    2001          2000            2001          2000
-------------------------------------------------------------------------------------------------------------------
Net Revenues
    Sales Revenues                                             $ 246.7       $ 241.8         $ 494.0       $ 484.4
    Less: Cost of sales                                           63.6          58.4           130.0         119.0
-------------------------------------------------------------------------------------------------------------------
Net Revenues                                                     183.1         183.4           364.0         365.4
-------------------------------------------------------------------------------------------------------------------
Operating Expenses
    Operation and maintenance                                     53.2          56.2           102.0         109.8
    Depreciation and amortization                                 41.8          40.2            83.3          80.2
    Other taxes                                                   13.4           7.8            27.2          21.2
-------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         108.4         104.2           212.5         211.2
-------------------------------------------------------------------------------------------------------------------
Operating Income                                                $ 74.7        $ 79.2         $ 151.5       $ 154.2
===================================================================================================================

Revenues ($ in millions)
    Residential                                                   65.4          65.4           134.2         131.8
    Commercial                                                    73.3          69.3           141.3         136.6
    Industrial                                                   104.0         103.9           209.0         213.9
    Other                                                          4.0           3.2             9.5           2.1
-------------------------------------------------------------------------------------------------------------------
Total                                                            246.7         241.8           494.0         484.4
-------------------------------------------------------------------------------------------------------------------

Sales (Gigawatt Hours)
    Residential                                                  640.7         655.8         1,338.4       1,323.4
    Commercial                                                   850.0         824.8         1,665.4       1,623.2
    Industrial                                                 2,309.1       2,390.8         4,632.1       4,930.3
    Other                                                         32.4          42.9            71.8          85.4
-------------------------------------------------------------------------------------------------------------------
Total                                                          3,832.2       3,914.3         7,707.7       7,962.3
-------------------------------------------------------------------------------------------------------------------

Customers
    Residential                                                                              379,059       377,474
    Commercial                                                                                46,897        46,212
    Industrial                                                                                 2,663         2,671
    Other                                                                                        805           813
-------------------------------------------------------------------------------------------------------------------
Total                                                                                        429,424       427,170
-------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                               ELECTRIC OPERATIONS

Northern Indiana generates and distributes electricity approximately 430,000 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and operates four coal-fired electric generating stations with a net capability of 3,179 megawatts (mw), four gas-fired combustion turbine generating units with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana is interconnected with five neighboring electric utilities.

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

During the course of a regularly scheduled review, referred to as a Level 1 review, the staff of the Indiana Utility Regulatory Commission (IURC) made a preliminary determination, based on unadjusted historical financial information filed by Northern Indiana, that Northern Indiana was earning returns that were in excess of its last rate order and generally established standards. Despite holding meetings with the IURC staff during 2000 to explain several adjustments that needed to be made to the filed information to make such an analysis meaningful, the staff has recommended that a formal investigation be performed. The IURC has ordered that an investigation begin. On June 18, Northern Indiana and several other parties filed their case-in-chief. Northern Indiana's testimony indicated that if rates are to be changed, they should be increased. Other parties indicated that rates should be reduced. Management is unable at this time to determine if a broader analysis, which would be performed through a formal investigation, could result in a rate adjustment that would be higher or lower than currently allowed rates. Management intends to vigorously oppose any efforts to reduce rates that may result from this investigation.

Environmental Matters

AIR. During 1998, the United States Environmental Protection Agency (EPA) issued a final rule, the nitrogen oxides (NOx) State Implementation Plan (SIP) call, requiring certain states, including Indiana to reduce NOx levels from several sources, including industrial and utility boilers. At a June 6, 2001 meeting, the Air Pollution Control Board of Indiana adopted as final the Indiana NOx control rule to meet the requirements of the EPA NOx SIP call. Before it will become Indiana regulation the rule must be signed by the Attorney General and Governor. Preliminary estimates of Northern Indiana's NOx control compliance costs range from $200 to $300 million. Actual compliance costs may be more than preliminary estimates due to a number of factors including: market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY


The EPA has initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the Clean Air Act. Northern Indiana has received and is in the process of responding to information requests from the EPA on this subject. It is impossible at this time to predict the result of EPA's review of Northern Indiana's information responses.

The EPA is in the process of developing a program to address regional haze. The new administration announced that the EPA would move forward with rules that mandate the states to require power plants built between 1962 and 1977 to install the "best available retrofit technology" or BART. The BART program will target for control by 2013 those pollutants that limit visibility - particulate, sulfur dioxide and/or nitrogen oxides. Until the program is developed, Northern Indiana cannot predict the cost of complying with these rules.

WATER. The Great Lakes Water Quality Initiative ("GLI") program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. As promulgated, the regulations would provide the Indiana Department of Environmental Management (IDEM) with the authority to grant water quality criteria variances and exemptions for non-contact cooling water. However, the EPA revised the variance language and other minor provisions of IDEM's GLI rule. The EPA by and large left the non-contact cooling water exemption intact; however, a separate agreement between the EPA and IDEM on interpretation of this exemption still leaves uncertainty as to its impact. The EPA change to the variance rule has prompted litigation by the affected industrial parties and the EPA/IDEM agreement on the non-contact cooling water exemption may be subject to future litigation. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending the outcome of litigation and the proposed permit renewal requirements, the costs of complying with these requirements cannot be predicted at this time.

Sales

Electric sales for the second three months of 2001 were 3,832.2 million kilowatt-hours (kwh), a decrease of 82.1 million kwh, compared to the 2000 period, primarily reflecting decreased industrial sales due to a decline in production in the steel industry, partially offset by increased commercial sales. For the six months ended June 30, 2001, electric sales were 7,707.7 million kwh, a decrease of 254.6 million kwh compared to the 2000 period, reflecting decreased industrial sales due to decline in production in the steel industry, partially offset by increased residential and commercial sales.

Net Revenues

In the second quarter of 2001, electric net revenues of $183.1 million decreased by $0.3 million over the 2000 period. This reflects decreased production in the steel industry on industrial sales, partially offset by increased commercial sales. The cost of fuel for electric generation in 2001 increased $2.6 million compared to 2000. The average cost per kwh generated increased 10% from 2000 to 1.50 cents per kwh in 2001. In the first six months of 2001, electric net revenues of $364.0 million decreased $1.4 million over the 2000 period. The decrease is primarily due to lower production in the steel industry, partially offset by increase in growth on residential and commercial sales. The cost of fuel for electric generation in 2001 decreased $3.3 million compared to 2000. The average cost per kwh generated increased 7% from 2000 to 1.46 cents per kwh in 2001.

Operating Income

Operating income for the second quarter of 2001 was $74.7 million, a decrease of $4.5 million over the 2000 period. Depreciation and amortization increased $1.6 million primarily due to plant additions. Taxes other than income increased $5.6 million principally due to an adjustment of property tax accruals in 2000. These increases in expenses were partially offset by a $3.0 million decrease in operation and maintenance expenses primarily resulting from reduced outside service fees and lower labor and benefit costs. Operating income for the first six months of 2001 was $151.5 million, a decrease of $2.7 million over the same period in 2000. Depreciation and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

amortization increased $3.1 million primarily due to plant additions. Taxes other than income increased $6.0 million principally due to an adjustment of property tax accruals in 2000. These increases in expenses were partially offset by a $7.8 million decrease in operation and maintenance expenses primarily resulting from a first quarter of 2001 refund on liability insurance premiums, and reduced labor and benefit costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
MERCHANT OPERATIONS

                                                               Three Months                      Six Months
                                                              Ended June 30,                    Ended June 30,
                                                       -------------------------          -------------------------
($ in millions)                                             2001            2000               2001           2000
-------------------------------------------------------------------------------------------------------------------
Net Revenues
     Electric Revenues                                     251.9           123.3              375.2          198.9
     Less:  Cost of sales                                  237.9           110.4              348.6          177.4
-------------------------------------------------------------------------------------------------------------------
Net Revenues                                                14.0            12.9               26.6           21.5
-------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                     1.6             1.2                2.3            2.0
-------------------------------------------------------------------------------------------------------------------
Operating Income                                            12.4            11.7               24.3           19.5
===================================================================================================================

Volumes
     Electric sales (Gigawatt Hours)                     5,141.4         2,737.1            7,711.1        5,147.0
-------------------------------------------------------------------------------------------------------------------

Northern Indiana provides non-regulated electric power generation trading, wheeling and bulk sales.

Revenues

Total sales revenues of $251.9 million for the second quarter of 2001 increased $128.6 million over the 2000 second quarter. The increase in sales revenues primarily reflected an increase in trading activity and higher energy prices. Net revenues for the second quarter of 2001 were $14.1 million, an increase of $1.1 million over the same period last year. The improvement is due primarily to increased trading activities.

Total sales revenues of $375.2 million for the first six months of 2001 increased $176.3 million over the 2000 period. The increase in sales revenues primarily reflected an increase in trading activity and higher energy prices. Net revenues for the first six months of 2001 were $26.6 million, compared to $21.5 million in the same period last year. The increase is due primarily to increased trading activities.

Operating Income

Merchant Operations had operating income of $12.4 million for the second quarter of 2001 compared to operating income of $11.7 million for the same period last year. The increase is primarily due to the increased net revenues discussed above. For the six months ended June 30, 2001, Merchant Operations had operating income of $24.3 million compared to operating income of $19.5 for the same period in 2000. The increase is primarily due to the increase in net revenues discussed above.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion regarding quantitative and qualitative disclosures about market risk, see page 14 of the Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

                                     PART II

NORTHERN INDIANA PUBLIC SERVICE COMPANY

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 11, 2001, by written consent in lieu of the Annual Meeting of Shareholders, the sole shareholder of Northern Indiana elected Stephen P. Adik, Patrick J. Mulchay and Jeffrey W. Yundt to serve as directors until the 2002 Annual Meeting of Shareholders.


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


                                       Northern Indiana Public Service Company
                                                    (Registrant)



Date:  August 9, 2001                 By:        /s/ Jeffrey W. Grossman
                                           -----------------------------------
                                                     Jeffrey W. Grossman
                                                        Vice President
                                                  (Duly Authorized Officer)