Form 10-Q
period 2001-09-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2001-11-14
CIK 72843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_____ to ______

                         Commission file number 1-4125

                    NORTHERN INDIANA PUBLIC SERVICE COMPANY

             (Exact name of registrant as specified in its charter)

                      Indiana                            35-0552990
           -----------------------------------------------------------
          (State or other jurisdiction of              (IRS Employer
           incorporation or organization)            Identification No.)


            801 East 86th Avenue, Merrillville, IN          46410
           -----------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                 Title of each class                  on which registered
    ----------------------------------------------   ---------------------
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

As of November 1, 2001, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

                Statements of Consolidated Income..............................................               3

                Consolidated Balance Sheets....................................................               4

                Statements of Consolidated Cash Flows..........................................               6

              Notes to Consolidated Financial Statements.......................................               7

Item 2.       Management's Discussion and Analysis of

                Financial Condition and Results of Operations..................................              12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.......................              22

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings................................................................              23

Item 2.       Changes in Securities and Use of Proceeds........................................              23

Item 3.       Defaults Upon Senior Securities..................................................              23

Item 4.       Submission of Matters to a Vote of Security Holders..............................              23

Item 5.       Other Information................................................................              23

Item 6.       Exhibits and Reports on Form 8-K.................................................              23

              Signature........................................................................              24

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME

                                                             Three Months                Nine Months
                                                          Ended September 30,        Ended September 30,
                                                         ---------------------    ------------------------
( in millions)                                             2001         2000         2001            2000
------------------------------------------------------------------------------    ------------------------
                                                        (unaudited)               (unaudited)
NET REVENUES

    Gas Distribution                                     $   58.7     $  119.5    $    654.0    $    513.3
    Electric                                                300.0        292.2         814.8         800.7
                                                         --------     --------    ----------    ----------

    Gross Operating Revenues                                358.7        411.7       1,468.8       1,314.0
                                                         --------     --------    ----------    ----------
COST OF ENERGY

    Gas costs                                                28.4         82.6         454.7         328.6
    Fuel for electric generation                             67.5         64.8         178.2         178.8
    Power purchased                                          13.1          7.0          37.7          22.2
                                                         --------     --------    ----------    ----------
    Cost of Sales                                           109.0        154.4         670.6         529.6
                                                         --------     --------    ----------    ----------
Total Net Revenues                                          249.7        257.3         798.2         784.4
                                                         --------     --------    ----------    ----------
OPERATING EXPENSES

    Operation                                                73.3         60.0         184.9         181.4
    Maintenance                                              14.4         12.6          51.1          51.1
    Depreciation and amortization                            61.5         59.9         185.7         178.7
    Other taxes                                              19.5         16.7          61.6          49.0
                                                         --------     --------    ----------    ----------
Total Operating Expenses                                    168.7        149.2         483.3         460.2
                                                         --------     --------    ----------    ----------
UTILITY OPERATING INCOME BEFORE UTILITY
    INCOME TAXES                                             81.0        108.1         314.9         324.2
                                                         --------     --------    ----------    ----------
UTILITY INCOME TAXES                                         23.2         31.9          92.9          96.1
                                                         --------     --------    ----------    ----------
UTILITY OPERATING INCOME                                     57.8         76.2         222.0         228.1
                                                         --------     --------    ----------    ----------
OTHER INCOME (DEDUCTIONS)                                    (1.1)         0.3           1.0           2.1
                                                         --------     --------    ----------    ----------
INTEREST

    Interest on long-term debt                               13.7         14.9          42.9          48.4
    Other Interest                                            2.7          3.9          12.6           6.2
    Amortization of premium, reacquisition premium,
       discount and expense on debt, net                      0.9          1.6           2.9           3.7
                                                         --------     --------    ----------    ----------
Total Interest                                               17.3         20.4          58.4          58.3
                                                         --------     --------    ----------    ----------
NET INCOME                                                   39.4         56.1         164.6         171.9
DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                     1.9          2.0           5.6           6.0
                                                         --------     --------    ----------    ----------
BALANCE AVAILABLE FOR COMMON SHARES                      $   37.5     $   54.1    $    159.0    $    165.9
                                                         ========     ========    ==========    ==========
COMMON DIVIDENDS DECLARED                                $   54.0     $   53.0    $    226.0    $    168.0
                                                         ========     ========    ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,  December 31,
ASSETS (in millions)                                                              2001          2000
-----------------------------------------------------------------------------------------------------
                                                                             (unaudited)
UTILITY PLANT, at original cost

    Electric                                                                   4,406.3    $  4,343.0
    Gas                                                                        1,411.2       1,377.6
    Common                                                                       357.0         362.6
                                                                               -------    ----------
    Total Utility Plant                                                        6,174.5       6,083.2
    Less: Accumulated provision for depreciation and amortization              3,317.5       3,177.4
                                                                               -------    ----------
    Net utility plant                                                          2,857.0       2,905.8
                                                                               -------    ----------
OTHER PROPERTY AND INVESTMENTS                                                     5.9           2.7
                                                                               -------    ----------

CURRENT ASSETS

    Cash and cash equivalents                                                     21.1          17.9
    Accounts receivable (less reserve of $12.6 and $10.5, respectively)          189.5         259.7
    Gas cost adjustment clause                                                    --           146.3
    Materials and supplies, at average cost                                       45.4          47.0
    Electric production fuel, at average cost                                     24.6          15.6
    Natural gas in storage, at last-in, first-out cost                           112.8         109.7
    Price risk management assets                                                  62.1          23.2
    Prepayments and other                                                         45.7          32.3
                                                                               -------    ----------
Total Current Assets                                                             501.2         651.7
                                                                               -------    ----------

OTHER ASSETS

    Regulatory assets                                                            182.1         179.1
    Prepayments and other                                                        193.8         199.6
                                                                               -------    ----------
Total Other Assets                                                               375.9         378.7
                                                                               -------    ----------
TOTAL ASSETS                                                                   3,740.0    $  3,938.9
                                                                               =======    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,  December 31,
CAPITALIZATION AND LIABILITIES (in millions)                     2001          2000
-----------------------------------------------------------------------------------
                                                           (unaudited)
CAPITALIZATION

Common shareholder's equity                                $    986.8    $  1,058.4
Preferred Stocks--
    Series without mandatory redemption provisions               81.1          81.1
    Series with mandatory redemption provisions                  48.5          49.1
Long-term debt, excluding amounts due within one year           847.5         901.8
                                                           ----------    ----------
Total Capitalization                                          1,963.9       2,090.4
                                                           ----------    ----------

CURRENT LIABILITIES

    Current portion of long-term debt                            58.0          19.0
    Short term borrowings                                       322.7         407.1
    Accounts payable                                            247.8         349.9
    Dividends declared on common and preferred stocks            55.8           0.9
    Customer deposits                                            31.1          28.6
    Taxes accrued                                               150.6          57.1
    Interest accrued                                             14.9          10.3
    Fuel adjustment clause                                        3.0           0.2
    Gas adjustment clause                                         5.5          --
    Accrued employment costs                                     50.5          58.8
    Price risk management liabilities                            89.1          21.9
    Other accruals                                                7.0          22.1
                                                           ----------    ----------
Total Current Liabilities                                     1,036.0         975.9
                                                           ----------    ----------

OTHER LIABILITIES AND DEFERRED CREDITS

    Price risk liability long-term                               10.1          20.7
    Deferred income taxes                                       452.2         562.5
    Deferred investment tax credits                              73.2          78.5
    Deferred credits                                             35.0          49.1
    Accrued liability for postretirement benefits               157.9         149.1
    Other noncurrent liabilities                                 11.7          12.7
                                                           ----------    ----------
Total Other                                                     740.1         872.6
                                                           ----------    ----------
COMMITMENTS AND CONTINGENCIES (see notes)                        --            --
                                                           ----------    ----------
TOTAL CAPITALIZATION AND LIABILITIES                          3,740.0    $  3,938.9
                                                           ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                    Nine Months
                                                                 Ended September 30,
                                                               ----------------------
( in millions)                                                   2001         2000
-------------------------------------------------------------------------------------
                                                              (unaudited)
OPERATING ACTIVITIES

    Net Income                                                 $  164.6     $  171.9
    Adjustments to reconcile net income to net cash:
       Depreciation and amortization                              185.7        178.7
       Net changes in price risk management activities             21.6        (10.7)
       Deferred income taxes                                     (110.3)       (32.5)
       Amortization of deferred investment tax credits             (5.3)        (5.3)
       Other, net                                                  (1.3)        (6.2)
                                                               --------     --------
                                                                  255.0        295.9
    Changes in components of working capital:

       Accounts receivable, net                                    63.5         22.8
       Electric production fuel                                    (9.0)         5.5
       Materials and supplies                                       1.5         (0.5)
       Natural gas in storage                                      (3.1)       (65.4)
       Accounts payable                                          (100.6)        37.7
       Taxes accrued                                               93.6        (25.7)
       Fuel adjustment clause                                       2.8          5.6
       Gas cost adjustment clause                                 151.7         (9.4)
       Accrued employment costs                                    (8.3)         0.8
       Other accruals                                             (10.5)        (1.2)
       Other, net                                                 (12.8)        17.0
                                                               --------     --------
Net Cash from Operating Activities                                423.8        283.1
                                                               --------     --------

INVESTING ACTIVITIES

       Construction expenditures                                 (127.8)      (129.7)
       Other investing activities, net                            (15.4)        (8.3)
                                                               --------     --------
Net Investing Activities                                         (143.2)      (138.0)
                                                               --------     --------

FINANCING ACTIVITIES

       Retirement of long-term debt                               (54.5)      (155.5)
       Change in short-term debt                                  (44.9)       194.9
       Retirement of preferred shares                              (0.6)        (1.8)
       Dividends paid - common shares                            (172.0)      (173.0)
       Dividends paid - preferred shares                           (5.6)        (6.0)
       Other financing activities, net                              0.2          0.3
                                                               --------     --------
Net Financing Activities                                         (277.4)      (141.1)
                                                               --------     --------
Increase (decrease) in cash and cash equivalents                    3.2          4.0
Cash and cash equivalents at beginning of period                   17.9          6.2
                                                               --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   21.1     $   10.2
                                                               ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Cash paid for interest, net of amounts capitalized          47.9         42.3
       Cash paid for income taxes                                  68.7        141.3
                                                               --------     --------

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

         As a result of the restructuring plan, it is estimated that approximately 37 management, professional, administrative and technical positions have been or will be eliminated at Northern Indiana. As of September 30, 2001, 26 employees had been terminated as a result of the restructuring plan. Two terminations occurred for the nine months ended September 30, 2001. There were no terminations for the three months ended September 30, 2001. In 2000, Northern Indiana recorded pre-tax charges of $2.5 million in operating expense representing severance and related benefits costs. This charge included $1.3 million of estimated termination benefits. At September 30, 2001, the consolidated balance sheets reflected a liability of $0.6 million related to the restructuring plan. There is no change in the accrual from the previous quarter ended June 30, 2001 and a $0.6 million decrease year-to-date.

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

         The adoption of this statement on January 1, 2001, resulted in an after-tax increase to other comprehensive income (OCI) of approximately $4 million. The adoption also resulted in the recognition of $16 million of assets and $12 million of liabilities on the consolidated balance sheet. During the third quarter of 2001, approximately $0.4 million of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. During the nine months ended September 30, 2001, approximately $3.7 million of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:

NORTHERN INDIANA PUBLIC SERVICE COMPANY

(in millions)               ASSETS   LIABILITIES
---------------------------------------------
Price Risk Management      $   6.2    $   9.8
Deferred Taxes                  --        2.2
Regulatory Asset               9.8         --
                           -------    -------
TOTAL                      $  16.0    $  12.0
                           -------    -------

As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding gains of $4.0 million. However, the activity for the third quarter 2001 and the nine months ended September 30, 2001, resulted in unrealized losses on qualifying derivatives of $1.0 million and $4.6 million, respectively. The activity for the periods included:

                                                                                  Three Months               Nine Months
                                                                                Ended September 30,       Ended September 30,
                                                                                ------------------        -------------------
( in millions)                                                                        2001                       2001
-----------------------------------------------------------------------------------------------------------------------------
UNREALIZED LOSSES ON DERIVATIVES QUALIFYING AS CASH
    FLOW HEDGES:
    Unrealized gain arising during the period due to
      cumulative effect of a change in accounting principle,
      recognized at January 1, 2001, net of tax                                      $   --                     $  4.0

    Unrealized losses arising during the period on
      derivatives qualifying as cash flow hedges, net of tax                           (2.6)                      (7.3)

    Reclassification adjustment for net loss (gain) included in net income, net of tax (including gains of $0.4 million and $3.7 million, respectively,
      related to the cumulative effect of change in accounting principle)               1.6                       (1.3)
                                                                                     ------                     ------
    Net unrealized losses on derivatives qualifying as cash
      flow hedges, net of tax                                                        $ (1.0)                    $ (4.6)
                                                                                     ------                     ------

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

         Gas Distribution

         Northern Indiana offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the option to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price and the associated delivery month. The NYMEX futures and options contracts satisfy all definitions of a derivative and they qualify and are designated as a cash flow hedge. Northern Indiana has no net gain or loss recognized in earnings due to ineffectiveness or time value for this program in the reporting period and none of the components of the derivative instruments' value are excluded in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of futures and options contracts will result in income recognition amounts currently classified in OCI of approximately $4.6 million, net of tax, which will be included in net income. Northern Indiana has futures and options contracts designated as cash flow hedges through September 2002. At this time Northern Indiana expects to continue its cash flow hedges due to the probability that the forecasted transaction will occur.

NORTHERN INDIANA PUBLIC SERVICE COMPANY


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

         The following tables provide information about business segments. Adjustments have been made to the segment information to arrive at information included in the results of operations and financial position. Northern Indiana uses operating income as its primary measurement for each of the reported segments. Operating income is derived from revenues and expenses directly associated with each segment.

         The adjustments represent the revenues and net pre-tax operating income of Northern Indiana's electric trading business, which are reflected in the Merchant Operations Segment but are reported as a component of Other Income (Deductions) in the Statements of Consolidated Income.

($ in millions)                                                  GAS      ELECTRIC   MERCHANT   ADJUSTMENTS   TOTAL
-------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
    Operating revenues                                           58.7       281.7      363.6     (345.3)      358.7
    Utility operating income before utility income taxes        (24.3)       94.5       10.3        0.5        81.0

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
    Operating revenues                                          119.5       277.2      221.2     (206.2)      411.7
    Utility operating income before utility income taxes         (9.3)      108.0       11.3       (1.9)      108.1
-------------------------------------------------------------------------------------------------------------------

($ in millions)                                                  GAS     ELECTRIC   MERCHANT   ADJUSTMENTS     TOTAL
--------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
    Operating revenues                                          654.0      775.7      738.8     (699.7)      1,468.8
    Utility operating income before utility income taxes         43.2      246.0       34.6       (8.9)        314.9

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
    Operating revenues                                          513.3      761.6      420.1     (381.0)      1,314.0
    Utility operating income before utility income taxes         39.4      262.2       30.7       (8.1)        324.2
--------------------------------------------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY

         Other Income (Deductions) in the Statement of Consolidated Income were comprised of the following items:

($ in millions)                                                GAS        MERCHANT          OTHER          TOTAL
-----------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
    Power trading revenues                                                  354.3                          354.3
    Power trading cost of sales                                            (344.9)                        (344.9)
    Power trading administrative expenses                                    (0.9)                          (0.9)
    Power trading unrealized gains (losses)                                  (9.0)                          (9.0)
    Other                                                                      --            (0.6)          (0.6)
-----------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                             --           (0.5)           (0.6)          (1.1)
-----------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

    Power trading revenues                                                  203.1                          203.1
    Power trading cost of sales                                            (203.1)                        (203.1)
    Power trading administrative expenses                                    (1.2)                          (1.2)
    Power trading unrealized gains (losses)                                   3.1                            3.1
    Other                                                     (0.1)            --            (1.5)          (1.6)
-----------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                           (0.1)           1.9            (1.5)           0.3
-----------------------------------------------------------------------------------------------------------------

($ in millions)                                                GAS        MERCHANT          OTHER          TOTAL
-----------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
    Power trading revenues                                                  701.1                          701.1
    Power trading cost of sales                                            (688.2)                        (688.2)
    Power trading administrative expenses                                    (2.6)                          (2.6)
    Power trading unrealized gains (losses)                                  (1.4)                          (1.4)
    Other                                                                      --            (7.9)          (7.9)
-----------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                             --            8.9            (7.9)           1.0
-----------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

    Power trading revenues                                                  378.0                          378.0
    Power trading cost of sales                                            (370.3)                        (370.3)
    Power trading administrative expenses                                    (2.6)                          (2.6)
    Power trading unrealized gains (losses)                                   3.0                            3.0
    Other                                                      0.4             --            (6.4)          (6.0)
-----------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                            0.4            8.1            (6.4)           2.1
-----------------------------------------------------------------------------------------------------------------

5.       Recently Issued Accounting Pronouncements

         On October 3, 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," although it retains the two-step impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of Accounting Principals Board Opinion (APBO) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are superceded by SFAS No. 144, except that the Statement preserves the requirement of APBO No. 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

NORTHERN INDIANA PUBLIC SERVICE COMPANY


         The Statement is effective for fiscal years beginning after December 15, 2001. Northern Indiana will adopt SFAS No. 144 on January 1, 2002. Northern Indiana does not expect the adoption of the Statement to have a material impact on its results of operations.

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

                      THIRD QUARTER AND NINE MONTH RESULTS

Net Income

Northern Indiana reported net income of $39.4 million for the three months ended September 30, 2001, compared to $56.1 million in the 2000 period. The decrease is attributed to lower gas margins and increased administrative and general expenses. For the nine months ended September 30, 2001, Northern Indiana reported net income of $164.6 million, a $7.3 million decrease from the 2000 period. The decrease is attributed to increase in property taxes and depreciation expenses, partially offset by favorable impact of weather and increase in gas cost incentive revenues.

Net Revenues

Total consolidated net revenue (operating revenues less cost of sales) for the three months ended September 30, 2001, was $249.7 million, a $7.6 million decrease over the same period last year. The decrease is attributed to lower gas margins. Total consolidated net revenue for the nine months ended September 30, 2001, was $798.2 million, a $13.8 million increase over the same period in 2000. The favorable impact of weather, increase in gas cost incentive mechanism revenues and improved net revenues in merchant operations contributed to the increase.

Expenses

Operating expenses for the third quarter of 2001 were $168.7 million, an increase of $19.5 million over the same period last year. Operation and maintenance expenses increased $15.1 million due to increased administrative and general expenses. Depreciation and amortization increased $1.6 million due to plant additions. Other taxes increased $2.8 million principally due to increased property taxes. For the nine months ended September 30, 2001, operating expenses were $483.3 million, an increase of $23.1 million over the same period last year. Operation and maintenance expenses increased $3.5 million, primarily due to increased administrative and general expenses and higher uncollectible expenses. Depreciation and amortization increased $7.0 million due to plant additions. Other taxes increased $12.6 million principally due to an adjustment of property tax accruals in 2000 and higher gross receipts taxes due to higher gross revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Utility Income Taxes

Utility income tax expense for the third quarter of 2001 was $23.2 million, compared to $31.9 million in 2000, due to lower pre-tax income in the current period. Utility income tax expense for the first nine months of 2001 was $92.9 million, compared to $96.1 million in 2000, due to lower pre-tax income.

Other Income (Deductions)

Other income (Deductions) for the third quarter of 2001 decreased $1.4 million mainly as a result of decreased power trading operating income. Other Income (Deductions) for the first nine months of 2001 decreased $1.1 million mainly as a result of decreased miscellaneous non-operating revenues.

Interest

Interest expense was $17.3 million for the third quarter of 2001, compared to $20.4 million in 2000, primarily due to lower average interest rates in short-term debt outstanding and lower long-term debt. Interest expense for the first nine months of 2001 was $58.4 million, a $0.1 million increase from the 2000 period primarily due to increased short-term debt outstanding, partially offset by lower long-term debt.

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

Net cash from operations for the first nine months of 2001 was $423.8 million, an increase of $140.7 million from the same period in 2000. This increase was primarily due to timing differences associated with gas cost recovery, gas in storage and other working capital items.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from NiSource Finance Corp. (NFC), NiSource's financing subsidiary. NFC actively borrows funds in the commercial paper market and maintains a $2.5 billion revolving credit facility with a syndicate of banks for back-up liquidity purposes. The credit facility is guaranteed by NiSource.

As of September 30, 2001, Northern Indiana had $322.7 million intercompany short-term borrowings outstanding with NFC at a weighted average interest rate of 3.52%.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

The fair market value of Northern Indiana's price risk management assets totaled $66.2 million of which $62.1 million were current, and price risk management liabilities totaled $99.2 million of which $89.1 million were current at September 30, 2001. The fair market value of Northern Indiana's price risk management assets totaled $30.9 million of which $23.2 million were current, and price risk management liabilities totaled $42.6 million of which $21.9 million were current at December 31, 2000. The increase between these two periods was due to increased trading activities.

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

Non-Trading Risk

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings from NFC. Interest rates are indexed to short-term market interest rates. At September 30, 2001, intercompany borrowings outstanding with NFC totaled $322.7 million. Based upon average intercompany borrowings with NFC, and outstanding commercial paper and uncommitted lines of credit during 2001, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $3.0 million for the three months ending September 30, 2001 and $9.4 million for the nine months ending September 30, 2001.

Trading Risk

Northern Indiana employs a VaR model to assess the market risk of its energy trading portfolios. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. Northern Indiana estimates the one-day VaR across all trading groups that utilize derivatives using either Monte Carlo simulation or variance/covariance at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $1.1 million, $2.2 million and $0.5 million, respectively, at September 30, 2001.

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

The adoption of this statement on January 1, 2001, resulted in an after-tax increase to other comprehensive income (OCI) of approximately $4 million. The adoption also resulted in the recognition of $16 million of assets and $12 million of liabilities on the consolidated balance sheet. During the third quarter of 2001 and the nine months ended September 30, 2001, approximately $0.4 million and $3.7 million, respectively, of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings.

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

September 11, 2001 Terrorist Attack

On September 11, 2001 a terrorist attack occurred at the World Trade Center in New York City. This unfortunate incident has had pervasive negative impacts on several U.S. industries and on the U.S. economy in general. While Northern Indiana was not directly impacted by the event, Northern Indiana believes that it could be impacted indirectly in the near future. The indirect impacts may include lower revenues due to the negative impact on certain Northern Indiana's industrial customers and higher costs related to items such as insurance, travel, and security.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

                                             Three Months                       Nine Months
                                           Ended September 30,               Ended September 30,
                                       --------------------------        ---------------------------
( in millions)                            2001             2000             2001             2000
----------------------------------------------------------------------------------------------------
NET REVENUES

    Sales revenues                          52.1            112.0            625.2            479.9
    Less: Cost of gas sold                  28.4             82.6            454.7            328.6
                                       ---------        ---------        ---------        ---------
    Net Sales Revenues                      23.7             29.4            170.5            151.3
    Transportation Revenues                  6.6              7.5             28.8             33.4
                                       ---------        ---------        ---------        ---------
Net Revenues                                30.3             36.9            199.3            184.7
                                       ---------        ---------        ---------        ---------
OPERATING EXPENSES

    Operation and maintenance               30.1             22.4             75.7             71.8
    Depreciation and amortization           20.1             19.6             61.0             58.2
    Other taxes                              4.4              4.2             19.4             15.3
                                       ---------        ---------        ---------        ---------
Total Operating Expenses                    54.6             46.2            156.1            145.3
                                       ---------        ---------        ---------        ---------
Operating Income (Loss)                    (24.3)            (9.3)            43.2             39.4
                                       =========        =========        =========        =========

REVENUES ($ IN MILLIONS)

    Residential                             37.1             37.8            477.9            277.5
    Commercial                              12.2             13.0            157.5             85.7
    Industrial                              10.5             11.5             82.9             44.2
    Transportation                           6.6              7.5             28.8             33.4
    Deferred Gas Costs                     (19.9)            35.8           (151.7)             9.4
    Other                                   12.2             13.9             58.6             63.1
                                       ---------        ---------        ---------        ---------
Total                                       58.7            119.5            654.0            513.3
                                       ---------        ---------        ---------        ---------

SALES AND TRANSPORTATION  (MDth)

    Residential Sales                        4.3              4.6             41.8             41.8
    Commercial Sales                         1.6              1.8             14.5             14.5
    Industrial Sales                         2.0              2.0              7.9              8.5
    Transportation                          31.5             38.1            102.2            133.8
    Other                                    2.8              2.2              8.0             17.0
                                       ---------        ---------        ---------        ---------
Total                                       42.2             48.7            174.4            215.6
                                       ---------        ---------        ---------        ---------

HEATING DEGREE DAYS                          146              143            3,830            3,542
NORMAL HEATING DEGREE DAYS                   108              108            4,071            4,104
% COLDER (WARMER) THAN NORMAL                 35%              32%              (6%)            (14%)

CUSTOMERS

    Residential                                                            615,144          612,628
    Commercial                                                              47,368           46,716
    Industrial                                                               3,326            3,468
    Transportation                                                          14,027           16,866
    Other                                                                       20               21
                                       ---------        ---------        ---------        ---------
TOTAL                                                                      679,885          679,699
                                       ---------        ---------        ---------        ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                           GAS DISTRIBUTION OPERATIONS

Northern Indiana's natural gas distribution operations (Gas Distribution) serve approximately 680,000 customers in the northern part of Indiana.

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

Market Conditions

In the winter of 2000-2001, spot prices for gas purchases exceeded $6.00 per dekatherms. The unprecedented high prices were due primarily to tight supply and increased demand during this period. Demand was higher than in previous periods due to the continued economic expansion in 2000, proliferation of gas-fired electric generation and record cold weather during November and December 2000. The supply of natural gas was low due to low production as a result of reduced levels of drilling activity when the price of natural gas was extremely low in 1998-1999. The lower production coupled with increased demand resulted in lower storage levels of natural gas entering the 2000-2001 winter season.

The current natural gas futures market indicates that spot prices will be approximately half of prior years' prices for the 2001-2002 winter season. The higher prices of 2000 and early 2001 encouraged producers to increase natural gas drilling activities, resulting in the highest level of natural gas drilling activity since the early 1980s. Higher prices also resulted in fuel switching and reduced demand for natural gas. All of these factors have led to increased supply, higher storage injection levels and a favorable supply outlook for the 2001-2002 winter.

Northern Indiana has regulatory approved recovery mechanisms providing a means for full recovery of prudently incurred gas costs. Utilizing matching concepts, the gas cost portion of revenues in the period are adjusted to match the gas purchase expenses incurred with the difference recorded as a deferred gas cost revenue. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

The impact of the higher gas costs on Northern Indiana customers' bills is primarily responsible for increased uncollectible expenses in 2001. The year-to-date gas uncollectible expense is $1.8 million higher than 2000. Fourth quarter 2001 expense is also expected be higher than last year. The impact of lower gas costs this winter should decrease 2002 uncollectible expense.

Weather

Weather in Northern Indiana's market was an average 35% cooler than normal for the third quarter of 2001 and 6% warmer than normal for the nine-month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Throughput

Total volumes sold and transported of 42.2 million dekatherms (MDth) for the third quarter of 2001 decreased 6.5 MDth from the same period last year primarily due to reduced transportation volumes to industrial customers, reflecting the steel industry decline. Total volumes sold and transported of
174.4 MDth for the first nine months of 2001 decreased 41.2 MDth from the same period in 2000 due to reduced transportation volumes to industrial customers and decreased off-system sales.

Net Revenues

Net revenues for the three months ended September 30, 2001 were $30.3 million, down $6.6 million from the same period in 2000, primarily due to reduced transportation volumes discussed above and lower gas margins. Net revenues for the nine months ended September 30, 2001 were $199.3 million, up $14.6 million from the same period in 2000, primarily due to increase in gas cost incentive mechanism revenues and weather that was 8% colder than in the first nine months of 2000, partially offset by reduced transportation to industrial customers.

Operating Income (Loss)

Operating loss for the third quarter of 2001 of $24.3 million increased $15.0 million from the same period in 2000, due to decrease in net revenues discussed above and increased operation and maintenance expenses. Other taxes were relatively unchanged from the same period in 2000. Operating income for the first nine months of 2001 of $43.2 million increased $3.8 million from the same period in 2000. Operation and maintenance expenses increased $3.9 million, primarily resulting from increased administrative and general expenses and higher uncollectible expenses. Depreciation and amortization increased $2.8 million due to plant additions. Other taxes increased $4.1 million principally due to higher gross receipt taxes These decreases to operating income were more than offset by the net revenue increase discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS

                                              Three Months                        Nine Months
                                           Ended September 30,                Ended September 30,
                                       ---------------------------        ---------------------------
( in millions)                            2001             2000               2001             2000
-----------------------------------------------------------------------------------------------------
NET REVENUES

    Sales Revenues                     $    281.7       $    277.2        $    775.7       $    761.6
    Less: Cost of sales                      73.4             66.6             203.4            185.6
                                       ----------       ----------        ----------       ----------
Net Revenues                                208.3            210.6             572.3            576.0
                                       ----------       ----------        ----------       ----------
OPERATING EXPENSES

    Operation and maintenance                57.4             49.8             159.4            159.6
    Depreciation and amortization            41.4             40.3             124.7            120.5
    Other taxes                              15.0             12.5              42.2             33.7
                                       ----------       ----------        ----------       ----------
Total Operating Expenses                    113.8            102.6             326.3            313.8
                                       ----------       ----------        ----------       ----------
Operating Income                       $     94.5       $    108.0        $    246.0       $    262.2
                                       ==========       ==========        ==========       ==========

REVENUES ($ IN MILLIONS)

    Residential                              94.3             89.7             228.5            221.5
    Commercial                               80.3             78.1             221.6            214.7
    Industrial                              101.5            101.3             310.5            315.2
    Other                                     5.6              8.1              15.1             10.2
                                       ----------       ----------        ----------       ----------
Total                                       281.7            277.2             775.7            761.6
                                       ----------       ----------        ----------       ----------

SALES (GIGAWATT HOURS)

    Residential                             956.9            926.4           2,295.3          2,249.8
    Commercial                              946.6            945.1           2,612.0          2,568.3
    Industrial                            2,244.2          2,275.1           6,876.3          7,205.4
    Other                                    31.8             34.4             103.6            119.8
                                       ----------       ----------        ----------       ----------
Total                                     4,179.5          4,181.0          11,887.2         12,143.3
                                       ----------       ----------        ----------       ----------

COOLING DEGREE DAYS                           627              553               895              794
NORMAL COOLING DEGREE DAYS                    562              562               791              791
% WARMER (COLDER) THAN NORMAL                  12%              (2%)              13%               0%

CUSTOMERS

    Residential                                            379,904                            378,554
    Commercial                                              47,092                             46,334
    Industrial                                               2,659                              2,673
    Other                                                      803                                808
                                       ----------       ----------        ----------       ----------
Total                                                      430,458                --          428,369
                                       ----------       ----------        ----------       ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                               ELECTRIC OPERATIONS

Northern Indiana generates and distributes electricity approximately 430,000 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and operates four coal-fired electric generating stations with a net capability of 3,179 megawatts (mw), four gas-fired combustion turbine-generating units with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana is interconnected with five neighboring electric utilities.

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

During the course of a regularly scheduled review, referred to as a Level 1 review, the staff of the Indiana Utility Regulatory Commission (IURC) made a preliminary determination, based on unadjusted historical financial information filed by Northern Indiana, that Northern Indiana was earning returns that were in excess of its last rate order and generally established standards. Despite holding meetings with the IURC staff during 2000 to explain several adjustments that needed to be made to the filed information to make such an analysis meaningful, the staff has recommended that a formal investigation be performed. The IURC has ordered that an investigation begin. On June 18, Northern Indiana and several other parties filed their case-in-chief. On September 7, 2001, Northern Indiana and several other parties filed their rebuttal testimony. Northern Indiana's testimony indicated that if rates are to be changed, they should be increased. Other parties indicated that rates should be reduced. Hearings on the testimony began on October 2, 2001. Management is unable at this time to determine if a broader analysis, which would be performed through a formal investigation, could result in a rate adjustment that would be higher or lower than currently allowed rates. Management intends to vigorously oppose any efforts to reduce rates that may result from this investigation.

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

Sales

Electric sales for the third quarter of 2001 were 4,179.5 million kilowatt-hours
(kwh), a decrease of 1.5 million kwh, compared to the 2000 period, primarily reflecting reduced industrial usage somewhat offset by improved sales to residential customers, due to warmer weather. Electric sales for the nine months of 2001 were 11,887.2 million kwh, a decrease of 256.1 million kwh compared to the 2000 period, primarily reflecting decreased industrial sales due to a production decline in the steel industry, partially offset by higher consumption by residential and commercial sales.

Net Revenues

In the third quarter of 2001, electric net revenues of $208.3 million decreased by $2.3 million over the 2000 period. Industrial net revenues decreased due to the economic slowdown, partially offset by an improvement in net revenues from residential customers as a result of warmer weather. In the first nine months of 2001, electric net revenues of $572.3 million decreased $3.7 million when compared to the 2000 period. Sales volumes were lower overall, partially offset by increased consumption in the higher margin residential and commercial customers.

Operating Income

Operating income for the third quarter of 2001 was $94.5 million, a decrease of $13.5 million from the same period in 2000. Operation and maintenance expenses increased $7.6 million, primarily resulting from increased administrative and general expenses. Depreciation and amortization increased $1.1 million primarily due to plant additions. Other taxes increased $2.5 million principally due to higher property taxes. Operating income for the first nine months of 2001 was $246.0 million, a decrease of $16.2 million over the same period in 2000. Depreciation and amortization increased $4.2 million primarily due to plant additions. Operation and maintenance expenses were relatively unchanged from the same period in 2000. Other taxes increased $8.5 million principally due to an adjustment of property tax accruals in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
MERCHANT OPERATIONS

                                                              Three Months                        Nine Months
                                                           Ended September 30,                Ended September 30,
                                                        ------------------------           ------------------------
($ in millions)                                             2001            2000             2001            2000
-------------------------------------------------------------------------------------------------------------------
NET REVENUES

     Electric Revenues                                     363.6           221.2              738.8          420.1
     Less:  Cost of sales                                  352.1           208.3              700.7          385.7
                                                        --------        --------           --------       --------
Net Revenues                                                11.5            12.9               38.1           34.4
TOTAL OPERATING EXPENSES                                     1.2             1.6                3.5            3.7
                                                        --------        --------           --------       --------
Operating Income                                            10.3            11.3               34.6           30.7
                                                        ========        ========           ========       ========

VOLUMES

     Electric sales (Gigawatt Hours)                     6,589.2         2,757.3           14,300.3        7,904.3
                                                        --------        --------           --------       --------

Northern Indiana provides non-regulated electric power generation trading, wheeling and bulk sales.

Net Revenues

Net revenues for the third quarter of 2001 were $11.5 million, a decrease of $1.4 million over the same period last year. The decrease is due primarily to decreased trading margins, partially offset by increases in electric wheeling due to upgraded interconnections.

Net revenues for the first nine months of 2001 were $38.1 million, compared to $34.4 million in the same period last year. Increased results were reported in electric wheeling due to upgraded interconnections with neighboring electric companies.

Operating Income

Merchant Operations had operating income of $10.3 million for the third quarter of 2001 compared to operating income of $11.3 million for the same period last year. The decrease is primarily due to the decreased net revenues discussed above. For the nine months ended September 30, 2001, Merchant Operations had operating income of $34.6 million compared to operating income of $30.7 for the same period in 2000. The increase is primarily due to the increase in net revenues discussed above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion regarding quantitative and qualitative disclosures about market risk, see page 13 of the Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

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

                                         Northern Indiana Public Service Company
                                                       (Registrant)




Date:  November 13, 2001                   By:          /s/ Jeffrey W. Grossman
                                              ----------------------------------
                                                        Jeffrey W. Grossman
                                                           Vice President
                                                      (Duly Authorized Officer)