Form 10-K405
period 2001-12-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2002-03-25
CIK 72843

       As Filed with the United States Securities and Exchange Commission on March 25, 2002.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                          Commission file number 1-4125

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Indiana                                   35-0552990
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                 801 East 86th Avenue
                Merrillville, Indiana                        46410
       ----------------------------------------          ------------
       (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
  Title of each class                                     on which registered
  ----------------------------------------------------------------------------
  Series A Cumulative Preferred - No Par Value                 New York
  4-1/4% Cumulative Preferred - $100 Par Value                 American

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2002, 73,282,258 shares of the registrant's Common Stock, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                                      None

                                    CONTENTS

                                                                            Page
Part I                                                                       No.
                                                                            ----

     Item 1.   Business...................................................... 3

     Item 2.   Properties.................................................... 4

     Item 3.   Legal Proceedings............................................. 5

     Item 4.   Submission of Matters to a Vote of Security Holders........... 5

Part II

     Item 5.   Market for the Registrant's Common Equity and
               Related Stockholder Matters................................... 5

     Item 6.   Selected Financial Data....................................... 6

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 7

     Item 8.   Financial Statements and Supplementary Data...................24

     Item 9.   Change In and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................53

Part III

     Item 10.  Directors and Executive Officers of the Registrant............54

     Item 11.  Executive Compensation........................................56

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management................................................60

     Item 13.  Certain Relationships and Related Transactions................60

Part IV

     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K...........................................61

     Signatures..............................................................64

     Exhibits................................................................65

                                     PART I

ITEM 1.  BUSINESS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Northern Indiana Public Service Company (Northern Indiana) is a public utility operating company, incorporated in Indiana on August 2, 1912, that supplies natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2.2 million.

Northern Indiana's primary business segments are: Gas Distribution Operations; Electric Operations; and Merchant Operations.


Holding Company Structure

Effective March 3, 1988, Northern Indiana became a subsidiary of NIPSCO Industries, Inc., an Indiana corporation. NIPSCO Industries, Inc. changed its name to NiSource Inc. (NiSource) on April 14, 1999. NiSource is an energy holding company that provides natural gas, electricity and other products and services to 3.7 million customers located within the energy corridor that runs from the Gulf Coast through the Midwest to New England. In connection with the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, as discussed below, NiSource became a Delaware corporation. NiSource is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act).

On November 1, 2000, NiSource completed its acquisition of Columbia for an aggregate consideration of approximately $6 billion, consisting of $3,888 million in cash, 72.4 million shares of common stock valued at $1,761 million and Stock Appreciation Income Linked Securities(SM) (SAILS(SM)) (units consisting of a zero coupon debt security coupled with a forward equity contract in NiSource shares) valued at $114 million. NiSource also assumed approximately $2 billion in Columbia debt. As a result of the acquisition, NiSource is the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers.

Gas Distribution Operations

Northern Indiana's natural gas distribution operations serves 690,910 customers in the northern part of Indiana.

Electric Operations

Northern Indiana distributes electricity to 432,171 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and operates four coal-fired electric generating stations with a net capability of 3,179 megawatts (mw), four gas fired combustion turbine generating units with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana is interconnected with five neighboring electric utilities. During the year ended December 31, 2001, Northern Indiana generated 93.2% and purchased 6.8% of its electric requirements.

On December 5, 2001, Northern Indiana announced that it will indefinitely shutdown its Dean Mitchell Generating Station (Mitchell Station). The Mitchell Station ceased production of electricity in January 2002. Excluding the Mitchell Station, Northern Indiana operates three coal-fired generation stations with a net capacity of 2,694 mw, three gas-fired combustion turbine generating station units with a net capacity of 186 mw and two hydroelectric plants with a net capability of 10 mw.

Merchant Operations

The Merchant Operations segment provides energy-related services including electric transmission services, bulk power and power trading. Effective November 1, 2001, Northern Indiana's power trading operations were temporarily transferred to Energy USA-TPC Corp., a subsidiary of NiSource.

See Item 7 for financial information about Northern Indiana's business segments.

NORTHERN INDIANA PUBLIC SERVICE COMPANY


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

ELECTRIC COMPETITION. In 1996, the Federal Energy Regulatory Commission (FERC) ordered that all public utilities owning, controlling or operating electric transmission lines file non-discriminatory open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide to themselves. In 1997, FERC accepted for filing Northern Indiana's open-access transmission tariff. In December 1999, FERC issued Order 2000 a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs), (see Item 7, Electric Operations - Regulatory Matters). The rule was intended to eliminate pricing inequities in the provision of wholesale transmission service. Northern Indiana does not believe that compliance with the new rules will be material to its future earnings. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

Northern Indiana meets these challenges through innovative programs aimed at providing energy products and services at competitive prices while also providing new services that are responsive to the evolving energy market and customer requirements. See Competition in Item 7 for additional information.

Financing Flexibility

Northern Indiana may borrow on an intercompany basis a maximum of one billion dollars through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. At December 31, 2001, Northern Indiana had an intercompany note payable of $335.4 million to NiSource Finance Corp. (NFC), NiSource's financing subsidiary, at an interest rate of 2.88%.

Other Relevant Business Information

Northern Indiana's customer base is broadly diversified, with steel companies accounting for a significant portion of revenues.

As of December 31, 2002, Northern Indiana had 2,825 full-time employees of which 2,050 were subject to collective bargaining agreements.


ITEM 2. PROPERTIES

Discussed below are the principal properties held by Northern Indiana as of December 31, 2001.

GAS DISTRIBUTION OPERATIONS. Northern Indiana's system has approximately 14,099 miles of gas mains. The physical properties of Northern Indiana are located in northern Indiana. The distribution system of Northern Indiana is primarily located on or under public streets, and other public places or on private property not owned by the company, with easements from or consent of the respective owners.

NORTHERN INDIANA PUBLIC SERVICE COMPANY


ELECTRIC OPERATIONS. Northern Indiana owns and operates four coal-fired electric generating stations with net capabilities of 3,179 mw, two hydroelectric generating plants with net capabilities of 10 mw and four gas-fired combustion turbine generating units with net capabilities of 203 mw, for a total system net capability of 3,392 mw. It has 288 substations with an aggregate transformer capacity of 23,230,100 kilovolts (kva). Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,157 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,881 circuit miles of overhead and 1,725 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 11,738,624 kva and 451,310 electric watt-hour meters.

On December 5, 2001, Northern Indiana announced that it will indefinitely shutdown its Mitchell Station. The Mitchell Station ceased production of electricity in January 2002. Excluding the Mitchell Station, Northern Indiana operates three coal-fired generation stations with a net capacity of 2,694 mw, three gas-fired combustion turbine generating station units with a net capacity of 186 mw and two hydroelectric plants with a net capability of 10 mw.

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


ITEM 3. LEGAL PROCEEDINGS

Northern Indiana is party to various pending proceedings, including suits and claims against them for personal injury, death and property damage. The nature of such proceedings and suits and the amounts involved are routine for the kinds of businesses conducted by Northern Indiana. No material legal proceedings against Northern Indiana are pending or, to the knowledge of Northern Indiana, contemplated by governmental authorities or other parties. Information relating to the IURC rate investigation is detailed in Item 7, Regulatory Matters.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Northern Indiana's common stock is wholly-owned by NiSource.

The following limitations on payment of dividends and issuance of preferred stock apply to Northern Indiana:

When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 2001, Northern

NORTHERN INDIANA PUBLIC SERVICE COMPANY


Indiana had approximately $160.5 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2001, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 43% of the total capitalization including surplus.


ITEM 6. SELECTED FINANCIAL DATA

                                     2001        2000        1999        1998        1997
-----------------------------------------------------------------------------------------
Operating Revenues ..........   1,917,898   1,986,508   1,752,219   1,648,603   1,752,382
Net Income ..................     207,566     226,059     222,111     220,180     196,620
Total Assets ................   3,609,207   3,938,861   3,655,454   3,651,949   3,674,914
Long-term Obligations and
   Redeemable Preferred Stock     848,033     950,896     974,443   1,134,394   1,138,337
Cash Dividends Declared
   on Common Shares .........     226,000     168,000     224,000     212,000     187,775
-----------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

INDEX                                                                       PAGE
--------------------------------------------------------------------------------
Consolidated Review.....................................................      7
Liquidity and Capital Resources.........................................      8
Market Risk Sensitive Instruments and Positions.........................      9
Other Information.......................................................     11
Gas Distribution Operations.............................................     14
Electric Operations.....................................................     19
Merchant Operations.....................................................     23
--------------------------------------------------------------------------------

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

                               CONSOLIDATED REVIEW

The Consolidated Review information should be read taking into account the critical accounting policies adopted by Northern Indiana and discussed in "Other Information" of this Item 7.

Net Income

For 2001, net income of Northern Indiana decreased to $207.6 million compared to $226.1 million for 2000. In 1999, net income was $222.1 million.

Net Revenues

Total consolidated net revenue (operating revenues less cost of sales) for 2001, were $1,063.5 million, a $19.4 million decrease over 2000. The decrease is attributed to lower margins on electric, gas and merchant operations and the unfavorable impact of record setting warmer than normal weather. Total consolidated net revenues for 2000 of $1,082.9 million, increased $26.4 million over 1999. The increase is attributable to improved margins on electric, gas and merchant operations.

Expenses

Operating expenses were $662.6 million in 2001, an increase of $10.8 million over 2000. Operation and maintenance expenses decreased $8.6 million in 2001 from 2000 due to decreased employee related costs, decreased costs related to termination of an outsourcing agreement for all data center, application development and maintenance and desktop management in 2000, partially offset by an increase in uncollectible customer accounts of $5.2 million and restructuring costs of $9.1 million. Depreciation and amortization increased $6.6 million in 2001 from 2000 due to plant additions. Other taxes increased $12.8 million in 2001 principally due to increased property taxes. Operating expenses were $651.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY


million in 2000, an increase of $22.2 million over 1999. Operation and maintenance expenses increased $20.1 million in 2000 from 1999, primarily due to increased costs of $16.8 million related to the termination of an outsourcing agreement for all data center, application development and maintenance and desktop management and a $13 million insurance settlement in 1999 related to manufactured gas plants site cleanup costs partially offset by decreased employee related costs of $11.0 million. Depreciation and amortization increased $8.3 million in 2000 from 1999 due to plant additions. Other taxes decreased $6.2 million in 2000 from 1999 mainly as a result of a decrease in real estate taxes.

Utility Income Taxes

Utility income taxes decreased $4.1 million in 2001 over 2000 and decreased $4.3 million in 2000 over 1999, due to lower pre-tax income in the current period.

Other Income (Deductions)

Other Income (Deductions) in 2001 compared to 2000 remained relatively unchanged. Other Income (Deductions) increased $3.5 million in 2000 from 1999 mainly as a result of the charge in 1999 related to the abandonment of certain business facilities that were not consistent with its strategic direction and increased power trading activities, partially offset by increased costs related to sale of accounts receivable as a result of increased interest rates.

Interest

Interest expenses decreased $7.5 million during 2001, primarily due to lower long-term debt, partially offset by increased short-term borrowings during the year. Interest expenses increased $8.1 million during 2000, primarily due to increased short-term debt borrowings during the period and increased interest rates.

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. A significant portion of Northern Indiana's operations, most notably in the gas and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts for electric sales normally exceed requirements. Also, during the summer months, cash on hand, together with external short-term and long-term financing, is used in operations to purchase gas to place in storage for heating season deliveries; perform necessary maintenance of facilities; make capital improvements in plant; and expand service into new areas.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from NiSource Finance Corp. (NFC). NFC actively borrows funds in the commercial paper market and maintains a $2.5 billion revolving credit facility with a syndicate of banks for back-up liquidity purposes. The credit facility is guaranteed by NiSource.

Northern Indiana may borrow on an intercompany basis a maximum of one billion dollars through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. As of December 31, 2001, Northern Indiana had $335.4 million intercompany short-term borrowings outstanding with NFC at a weighted average interest rate of 2.88%.

Northern Indiana may sell up to $100 million of certain of its accounts receivable to Citibank under a sales agreement, without recourse, which expires May, 2003. Northern Indiana has sold $100 million under this agreement. Under this agreement, Northern Indiana may not sell any new receivables to Citibank if Northern Indiana's debt falls below BBB- or Baa3 at Standard and Poor's and Moody's Investor Service, respectively.

Credit Ratings

On December 6, 2001 Fitch Ratings downgraded the long-term debt ratings of NiSource Inc and its subsidiaries. Fitch cited weak consolidated credit coverage ratios and higher than projected debt levels at NiSource, resulting in a credit profile which was more consistent with a "BBB" rating category, rather than the previous "BBB+" rating. At the same time, Fitch also assigned a "Stable" ratings outlook for NiSource and its subsidiaries. On February 5, 2002, Fitch reaffirmed the credit ratings of NiSource Inc. and its subsidiaries, but revised NiSource's ratings outlook from "Stable" to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY


"Negative". In January 2002, Standard and Poor's affirmed NiSource's BBB credit rating and its A2 commercial paper rating with a negative outlook. On December 7, 2001, Moody's Investors Service put under review for possible downgrade the short-term and long-term debt ratings of NiSource Inc. and its subsidiaries. Moody's stated rationale for their negative ratings watch action was NiSource's higher than expected overall leverage level and concerns about the effect that the weakening local economy might have on NiSource's operating results. Immediately following the Moody's ratings watch action, NiSource's ability to rollover maturities within the A2/P2 commercial paper market was significantly constrained. As a result, NiSource utilized its revolving credit facility to fund a number of commercial paper maturities occurring subsequent to the Moody's ratings watch action. At December 31, 2001, $850.0 million of commercial paper maturities had been refinanced through NiSource's revolving credit facility. On February 1, 2002, Moody's downgraded the senior unsecured long-term debt ratings of NiSource and NFC to Baa3 and the commercial paper rating of NFC to P3. In addition, Moody's downgraded the long-term debt ratings of all other rated subsidiaries to Baa2 to align the ratings of the subsidiaries and bring them closer to the parent's ratings going forward. As a split-rated A2/P3 commercial paper issuer, NiSource expects that its access to the commercial paper market will be significantly constrained and will meet its liquidity needs going forward by using its revolving credit facility and also terming-out a portion of its short-term borrowing requirements in the fixed-income capital markets. Moody's also revised NiSource's Outlook from "Stable" to "Negative".

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Northern Indiana has certain contractual obligations that extend out beyond 2002. These commitments include long-term debt, preferred stock, lease obligations, and unconditional purchase obligations for pipeline capacity, transportation and storage services through Northern Indiana's Gas Distribution operations. The total contractual cash obligations in existence at December 31, 2001 due pursuant to contractual commitments are:

(in thousands)                           2002       2003       2004       2005       2006      After
----------------------------------------------------------------------------------------------------
Long-term debt                       $ 59,000   $130,000   $ 32,000   $ 71,275   $     --   $612,250
Preferred stock                        43,578        578        878        878        878     82,617
Operating leases                       11,162     10,948      7,836      6,338      5,936     32,870
Unconditional purchase obligations     60,464     31,985     26,233     19,949     14,438     46,992
                                     --------   --------   --------   --------   --------   --------
Total contractual obligations        $174,204   $173,511   $ 66,947   $ 98,440   $ 21,252   $774,729
----------------------------------------------------------------------------------------------------

Capital Expenditures

Construction expenditures by Northern Indiana for 2001, 2000 and 1999 were approximately $188.5 million, $193.4 million and $192.8 million, respectively.

For 2002, Northern Indiana's estimated capital expenditure program is $253.8 million. The increase from 2001 is primarily attributable to increases in environmental nitrogen oxides compliance costs.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY


Through its various business activities, Northern Indiana is exposed to risk including non-trading and trading risks. The non-trading risks to which Northern Indiana is exposed include interest rate risk and commodity price risk. The risk resulting from trading activities consists primarily of commodity price and credit risk. Northern Indiana's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps.

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

Non-Trading Risks

Commodity price risk resulting from non-trading activities at Northern Indiana is limited, since current regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. As the utility industry undergoes deregulation, however, these operations may be providing services without the benefit of the traditional rate-making process and will be more exposed to commodity price risk. Northern Indiana enters into certain sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer's supply requirements. Northern Indiana utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on borrowings under commercial paper and lines of credit during years 2000-2001 and had intercompany borrowings with NFC during 2001. These instruments have interest rates that are indexed to short-term market interest rates. At December 31, 2001, and December 31, 2000, the combined borrowings outstanding under these facilities totaled $335.4 million and $407.1 million, respectively. Based upon average borrowings under these agreements during 2001 and 2000, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $3.0 million and $2.0 million December 31, 2001 and December 31, 2000, respectively.

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

Trading Risks

Effective November 1, 2001, Northern Indiana power trading activities were temporarily transferred to Energy USA-TPC Corp., a subsidiary of NiSource. The transactions associated with Northern Indiana's power trading operations have given rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity. The power trading operations marketed and traded over-the-counter contracts for the purchase and sale of electricity. The power trading activities generally have not resulted in the physical delivery of electricity. Some contracts within the trading portfolio required settlement by physical delivery, but were net settled in accordance with industry standards.

Northern Indiana employed a VaR model to assess the market risk of its power trading portfolios. Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. Northern Indiana estimated the one-day VaR across all trading groups that utilize derivatives using either Monte Carlo simulation or variance/covariance at

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY


a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $1.1 million, $3.7 million and effectively zero, respectively, during 2001.

Trading Contracts

A summary of the activity affecting the change in fair value of Northern Indiana's power trading contracts during 2001 is as follows:

(in thousands)                                                              2001
--------------------------------------------------------------------------------
Fair value of contracts outstanding at the beginning of the period     $(11,723)
Contracts realized or otherwise settled during the period (including
    net option premiums received)                                       (29,296)
Fair value of new contracts entered into during the period               40,157
Other changes in fair values during the period                              862
--------------------------------------------------------------------------------
Fair value of contracts outstanding at the end of the period           $     --
--------------------------------------------------------------------------------

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

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to other comprehensive income (OCI) of approximately $4 million. The adoption also resulted in the recognition of $16.0 million of assets and $12.0 million of liabilities on the consolidated balance sheet. Approximately $3.9 million of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings during 2001.

Refer to "Summary of Significant Accounting Policies - Accounting for Risk Management Activities" and "Risk Management Activities" in Notes 2 and 6, respectively, of Notes to the Consolidated Financial Statements for further discussion of Northern Indiana's risk management.


                                OTHER INFORMATION

Critical Accounting Policies

Northern Indiana has adopted certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on Northern Indiana's results of operations and consolidated balance sheets.

SFAS NO. 71 - ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Northern Indiana follows the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $210.0 million and $8.2 million at December 31, 2001, and $339.9 million and $4.2 million at December 31, 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY


In the event that regulation significantly changes the opportunity for Northern Indiana to recover its costs in the future, all or a portion of Northern Indiana's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Northern Indiana's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If Northern Indiana would not be able to continue to apply the provisions of SFAS No. 71, Northern Indiana would have to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." In management's opinion, Northern Indiana will be subject to SFAS No. 71 for the foreseeable future.

Certain of the regulatory assets reflected on Northern Indiana's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, Northern Indiana believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets, net of liabilities, requiring specific regulatory action amounted to $74.2 million and $200.0 million at December 31, 2001 and 2000, respectively.

SFAS NO. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. For hedges of foreign currency the accounting treatment generally follows the treatment for cash flow hedges or fair value hedges depending on the nature of the foreign currency hedge. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when recovered in revenues.

In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recorded currently in earnings.

Although Northern Indiana applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is generally high. Northern Indiana generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural gas-related businesses. Northern Indiana had no price risk management assets and $5.6 million of price risk management liabilities primarily related to cash flow hedges at December 31, 2001. The amount of unrealized losses recorded to other comprehensive income was $2.7 million at December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY


EMERGING ISSUES TASK FORCE ISSUE NO. 98-10 - ACCOUNTING FOR ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES. Northern Indiana evaluates the contracts of its trading operations in accordance with the criteria for derivative contracts under SFAS No. 133. Contracts not meeting the criteria under SFAS No. 133 are recorded at fair value under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF No. 98-10). EITF No. 98-10 indicates that when certain trading criteria are met, energy contracts, including "energy-related contracts" such as tolling, transportation and storage contracts, should be accounted for at fair value (marked to market) along with any related derivative contracts. The related gains and losses should be included currently in earnings. Energy trading activities refers to energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices.

Northern Indiana believes that the primary business of its trading operations indicates that the results of the trading activities should be accounted for under EITF No. 98-10. Pursuant to the requirements of EITF No. 98-10, Northern Indiana records the results of its trading operations on a mark to market basis with realized and unrealized gains and losses recorded currently in earnings. The assessment of fair values is mainly based on pricing information on exchange-traded contracts. Northern Indiana does not recognize significant amounts of income or loss at the origination of its trading deals.

At December 31, 2001 and 2000, Northern Indiana reflected zero and $30.9 million of price risk management assets and $5.6 million and $42.6 million of price risk management liabilities related to unrealized gains and losses on trading activities, respectively. Trading revenues, net of cost of sales, were $12.8 million, $12.3 million and $7.3 million for the years 2001, 2000 and 1999, respectively.

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

September 11, 2001 Terrorist Attacks

The September 11, 2001 terrorist attacks that occurred on the World Trade Center in New York City and the Pentagon in Washington D.C. has had pervasive negative impacts on several U.S. industries and on the U.S. economy in general. While Northern Indiana was not directly impacted by the event, Northern Indiana believes that it has been impacted indirectly. Since the incident, Northern Indiana has noted evidence of substantial rate increases and additional coverage restrictions in the energy insurance market. Northern Indiana expects the cost of its insurance and related deductibles to be higher than they were previously, when much of its insurance is renewed in July 2002. Other indirect impacts of the September 11 incident include lower revenues due to the negative impact on certain of Northern Indiana's industrial customers and higher costs related to items such as travel and security.

Presentation of Segment Information

During 2001, Northern Indiana realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The electric wheeling, bulk power, and power trading operations were moved from the Electric Operations segment to Merchant Operations. All periods presented reflect these changes. The business segment information should be read taking into account the critical accounting policies adopted by Northern Indiana and discussed in "Other Information" of this Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

Year Ended December 31, (in thousands)        2001          2000          1999
--------------------------------------------------------------------------------
NET REVENUES
    Sales Revenues                       $ 817,056     $ 869,632     $ 599,980
    Less: Cost of gas sold                 576,883       629,025       379,609
--------------------------------------------------------------------------------
    Net Sales Revenues                     240,173       240,607       220,371
    Transportation Revenues                 36,381        44,204        44,707
--------------------------------------------------------------------------------
Net Revenues                               276,554       284,811       265,078
--------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance              110,068       107,713        96,750
    Depreciation and amortization           81,657        79,146        75,016
    Other taxes                             24,592        19,895        21,082
--------------------------------------------------------------------------------
Total Operating Expenses                   216,317       206,754       192,848
--------------------------------------------------------------------------------
Operating Income                         $  60,237     $  78,057     $  72,230
================================================================================
REVENUES ($ IN THOUSANDS)
    Residential                            577,297       446,044       361,207
    Commercial                             191,762       137,772       104,264
    Industrial                              96,158        66,195        47,598
    Transportation                          36,381        44,204        44,706
    Deferred gas costs                    (118,058)      109,483        (5,864)
    Other                                   69,897       110,138        92,776
--------------------------------------------------------------------------------
Total                                      853,437       913,836       644,687
--------------------------------------------------------------------------------
SALES AND TRANSPORTATION (MDTH)
    Residential sales                         59.7          66.4          65.2
    Commercial sales                          20.9          23.0          21.1
    Industrial sales                          11.4          13.0          11.1
    Transportation                           136.5         174.1         184.9
    Other                                     10.5          24.8          34.4
--------------------------------------------------------------------------------
Total                                        239.0         301.3         316.7
--------------------------------------------------------------------------------
HEATING DEGREE DAYS                          5,695         6,145         5,781
NORMAL HEATING DEGREE DAYS                   6,312         6,345         6,312
% COLDER (WARMER) THAN NORMAL                  (10%)          (3%)          (8%)

CUSTOMERS
    Residential                            625,099       621,156       611,517
    Commercial                              48,139        47,656        47,018
    Industrial                               3,341         3,471         3,478
    Transportation                          14,313        16,589        19,084
    Other                                       18            22            23
--------------------------------------------------------------------------------
Total                                      690,910       688,894       681,120
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (continued)


Competition

Northern Indiana competes with investor-owned, municipal, and cooperative electric utilities throughout its service area, and to a lesser extent with propane and fuel oil suppliers. Northern Indiana continues to be a strong competitor in the energy market as a result of strong customer preference for natural gas.

Restructuring

In December 2001, NiSource announced a restructuring program designed to generate greater efficiencies in field operations, customer contact centers and administrative support staff throughout various Gas Distribution and Electric Operations companies. The current year results include $9.1 million in expenses mainly for severance costs associated with these programs. Of this total, $5.3 million was included in Northern Indiana's Gas Distribution segment operating results with the remainder included in the Electric Operations segment results. The programs will result in a reduction of approximately 200 employees in field operations, contact centers, administrative support and sales and marketing functions throughout Northern Indiana's Gas Distribution and Electric Operations.

Regulatory Matters

The gas industry deregulation, which began in the mid-1980s at the federal level, has broadened to retail customers at the state level. Large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Northern Indiana's Gas Distribution facilities for transportation services for several years. This opportunity to choose an alternative supplier is now migrating into the small commercial and residential customer classes with approved or pilot transportation programs.

Northern Indiana continues to develop customer choice opportunities through regulatory initiatives. While these programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Northern Indiana expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, Northern Indiana is left with pipeline capacity it has contracted for, but no longer needs. Northern Indiana is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered.

On August 11, 1999, the Indiana Utility Regulatory Commission (IURC) approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism (GCIM) which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing on September 1, 2001 which is still being reviewed by the IURC.

FERC Order 637

The Federal Energy Regulatory Commission (FERC) issued Order 637 on February 9, 2000. The order sets forth revisions to the previous regulatory framework to improve the competitiveness and the efficiency of the interstate natural gas transportation market. It effects changes in regulations relating to scheduling procedures, pipeline penalties, more transparent pricing, new pipeline service offerings, capacity release capabilities, new reporting requirements and various other service related issues intended to enhance competition in the natural gas industry.

Since the order was issued, pipelines have made pro forma filings to comply. Northern Indiana has actively engaged in settlement discussions with all of its pipeline suppliers as well as with other major customers on those pipeline systems in an effort to resolve pertinent issues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (continued)


To date, only a few minor pipeline suppliers have been able to reach an agreement with customers and file settlements, which have generally been approved by FERC. The major pipeline suppliers have virtually all made revised pro forma compliance filings, which continue to be protested by the majority of their customers. Those filings have been awaiting FERC action since early in the fall of 2001.

Based upon orders from FERC on some pipelines' compliance filings, Northern Indiana believes that implementation of Order 637 will begin to take place prior to the winter of 2002-2003. Not all of the pipelines serving Northern Indiana have resolved their Order 637 proceedings; however, FERC's recent clarifications have provided some guidance regarding the effect of Order 637 on various aspects of pipeline operations. Northern Indiana is evaluating those effects, but given the degree of compromise that occurred from all segments of the industry, management believes that full implementation of Order No. 637 will not have a material effect upon Northern Indiana's costs, operations, or income.

Environmental Matters

REMEDIATION. Northern Indiana is a "potentially responsible party" (PRP) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant (MGP) sites which such subsidiaries, or its corporate predecessors, own or owned and operated. Northern Indiana may be required to share in the cost of clean-up of such sites.

Northern Indiana is party to or otherwise involved in clean-up of two waste disposal sites under Superfund or similar state laws. The final costs of clean-up have not yet been determined. As site investigations and clean-ups proceed, waste disposal site liability is reviewed periodically and adjusted as additional information becomes available.

A program has been instituted to identify and investigate former MGP sites where Northern Indiana or predecessors are the current or former owner. The investigation has identified 24 such sites. Initial investigation has been conducted at 22 sites. Investigation activities have been completed or are in progress at 19 sites. Remedial measures have been implemented or completed at 9 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5).

As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Northern Indiana is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that as characterization is completed, additional remediation work is performed and more facts become available, Northern Indiana will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1.

Northern Indiana intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action. To the extent site investigations have been conducted, remediation plans developed and the responsibility for remediation established, the appropriate estimated liabilities have been recorded.

As of December 31, 2001, a reserve of approximately $13.2 million has been recorded to cover probable environmental response actions associated with Northern Indiana's gas distribution operations. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any environmental response actions required, after consideration of insurance coverage and contributions from other PRPs, will not have a material effect on its financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (continued)


MERCURY PROGRAM. Until the 1960s, gas regulators containing small quantities of mercury were installed in homes on some natural gas systems. The purpose of these regulators was to reduce the pressure of the natural gas flowing from the service line for use inside of the home.

In 2000, several gas distribution companies not affiliated with Northern Indiana were involved in highly publicized testing and clean-up programs resulting from mercury spills associated with the removal of gas regulators containing mercury. Northern Indiana is known to have used gas regulators that contained small quantities of mercury. Northern Indiana has implemented a program to investigate, maintain and/or remove and replace gas regulators containing mercury, including procedures ensuring that any accidental mercury spills are detected and properly cleaned up. To date no significant problems associated with past or current use or removal of mercury regulators have been identified. As a result, Northern Indiana believes it is unlikely that any financial exposure from this matter would have a material effect on its financial position or results of operations.

Market Conditions

The recession during 2001 contributed to lower demand. Reduced production and fuel switching (to coal, #6 oil and distillate) resulted in a reduction in industrial throughput. The steel industry, which has historically represented over two-thirds of the industrial throughput in Indiana, was particularly hard hit with a number of companies filing for bankruptcy.

In the winter of 2000-2001, spot prices for gas purchases exceeded $6.00/dth. The unprecedented high prices were due primarily to tight supply and increased demand during this period. Demand was higher than in previous periods due to the continued economic expansion in 2000, proliferation of gas-fired electric generation and record cold weather during November and December 2000. Lower production coupled with increased demand resulted in lower storage levels of natural gas for many companies during the 2000-2001 winter season.

Spot prices for the current winter period are in the low to mid-$2.00/dth range; prices more in line with winter seasons in the 1990s. Entering this winter, storage levels were well above those of recent years as a result of the economic downturn, reduced demand for gas-driven electric power generation and increased natural gas drilling activity. Given the high storage levels in place mid-way through this winter, the current price levels are expected to continue through this winter season. The higher prices of late 2000 and early 2001 encouraged producers to increase natural gas drilling activities over levels experienced in 1999. By mid 2001, this resulted in the highest level of natural gas drilling activity since the early 1980s. However, with the drop in prices since last winter, that trend in drilling has turned around, with about 26% fewer active rigs in December 2001 compared to the high experienced in July 2001, and about 6% fewer compared to a year ago in December 2000.

Northern Indiana has state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the balance sheet to be included in a future billing mechanism to true up customer billings.

The impact of the higher gas costs on Northern Indiana customers' bills and bankruptcies in the steel industry were primarily responsible for the $2.8 million, or 93%, increase in uncollectible expenses recorded in 2001.

Northern Indiana has pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of its service territory, the sale of products and services in its service territories and gas supply cost incentive mechanisms for service to its core markets. The upstream products are made up of transactions that occur between Northern Indiana and a buyer for the sales of unbundled or rebundled gas supply and capacity products. The on-system services are offered by Northern Indiana to customers and include products such as the transportation of gas on Northern Indiana's system. The incentive mechanisms gives Northern Indiana an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions varies. Northern Indiana generated $17.5 in net revenues from various non-traditional sales and incentive programs in 2001, a $9.9 million increase over the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (continued)


Weather

Weather in the Northern Indiana service territory was 10% warmer than normal. This negatively impacted the deliveries primarily to residential and commercial customers by approximately 7.4 million dekatherms (Mdth) versus prior year and reduced net revenues by approximately $11.1 million from the prior year. Weather in 2000 and 1999 was 3% and 8%, respectively, warmer than normal.

Throughput

Total volumes sold and transported of 239.0 MDth for 2001 decreased 62.3 MDth from 2000, due to impact of the economic decline on the industrial demand, primarily the steel industry and decreased off-system sales. Additionally, the warmer weather reduced current period throughput by approximately 7.4 Mdth.

Throughput for 2000 of 301.3 MDth decreased 15.4 MDth from 1999, due to reduced transportation volumes to industrial customers and decreased off-system sales.

Net Revenues

Net revenues for 2001 were $276.6 million, a decrease of $8.2 million over 2000, due to reduced transportation to industrial customers, a decline of approximately $11.1 million as a result of warmer weather, partially offset by an increase in gas cost recovery initiative revenues.

Net revenues for 2000 were $284.8 million, up $19.7 million over 1999 due to increased deliveries to residential and commercial customers reflecting colder weather during 2000, partially offset by decreased wholesale and decreased transportation.

Operating Income

For 2001, operating income was $60.2 million, a decrease of $17.9 million over 2000, due to the decrease in net revenues discussed above and $6.2 million for restructuring costs. In addition, uncollectibles increased $2.8 million over the prior year, primarily resulting from the higher cost of gas in the 2000-2001 heating period.

Operating income of $78.1 million for 2000 increased $5.9 million over 1999 due to an increase in net revenues discussed above. Operation and maintenance expenses in 2000 increased $10.9 million due to increased costs related to the termination of an outsourcing agreement for all data center, application development and maintenance, and desktop management and a insurance settlement in 1999 related to manufactured gas plants site clean-up costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS



Year Ended December 31, (in thousands)         2001          2000          1999
--------------------------------------------------------------------------------
NET REVENUES
    Sales revenues                       $1,014,758    $1,004,616    $1,017,088
    Less: Cost of sales                     260,170       245,332       257,670
--------------------------------------------------------------------------------
Net Revenues                                754,588       759,284       759,418
--------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance               222,145       232,854       223,786
    Depreciation and amortization           166,840       162,754       158,539
    Other taxes                              56,049        48,022        53,081
--------------------------------------------------------------------------------
Total Operating Expenses                    445,034       443,630       435,406
--------------------------------------------------------------------------------
Operating Income                         $  309,554    $  315,654    $  324,012
================================================================================
REVENUES ($ IN THOUSANDS)
    Residential                             295,641       291,078       294,223
    Commercial                              292,931       282,256       275,368
    Industrial                              404,000       413,790       416,176
    Other electric service                   22,186        17,492        31,321
--------------------------------------------------------------------------------
Total                                     1,014,758     1,004,616     1,017,088
--------------------------------------------------------------------------------
SALES (GIGAWATT HOURS)
    Residential                             2,956.9       2,953.3       2,996.7
    Commercial                              3,446.3       3,375.9       3,293.9
    Industrial                              8,935.5       9,494.9       9,198.3
    Other electric service                    150.8         157.2         186.8
--------------------------------------------------------------------------------
Total                                      15,489.5      15,981.3      15,675.7
--------------------------------------------------------------------------------
COOLING DEGREE DAYS                             879           792         1,022
NORMAL COOLING DEGREE DAYS                      791           791           791
% WARMER (COLDER) THAN NORMAL                    11%            0%           29%

ELECTRIC CUSTOMERS
    Residential                             381,440       379,908       376,483
    Commercial                               47,286        46,638        45,822
    Industrial                                2,643         2,663         2,678
    Other electric service                      802           807           816
--------------------------------------------------------------------------------
Total                                       432,171       430,016       425,799
--------------------------------------------------------------------------------

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to work through fundamental changes as noted below. These changes will continue to have an impact on Northern Indiana's Electric Operation's structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including indefinitely shutting down an inefficient generating plant, converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.

The overall weakening of the U.S. economy is reflected in the 559.4 gigawatt-hour (gwh) decline in sales to the industrial customer class in 2001 versus 2000. In particular, the steel and steel related industries have been adversely impacted by recent events and market conditions, with three major customers (LTV Corp., Bethlehem Steel Corp. and National Steel Corp.) declaring bankruptcy. Overall deliveries to the steel industry were down 345.8 gwh in 2001 versus the prior year. Additionally, uncollectible expense in the current year was $2.4 million higher than the prior year reflecting the steel industry bankruptcies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (continued)


The summer cooling season weather in the electric service territory was 16% warmer in 2001 than the prior summer, causing a 130.3 kwh increase in sales to residential and commercial class customers. The warmer summer resulted in an annual 11% increase in cooling degree days and a 74.0 kwh increase in sales for the 2001 compared to 2000.

Restructuring

In December 2001, NiSource announced a restructuring program designed to generate greater efficiencies in field operations, customer contact centers and administrative support staff throughout various Gas Distribution and Electric Operations companies. In October 2001, NiSource reorganized the sales and marketing functions. The current year results include $9.1 million in expenses mainly for severance costs associated with these programs. Of this total, $5.3 million was included in the Northern Indiana's Gas Distribution segment operating results with the remainder included in the electric segment results. The programs will result in a reduction of approximately 200 employees in field operations, contact centers, administrative support and sales and marketing functions throughout the Northern Indiana Gas Distribution and Electric Operations.

As part of the restructuring programs and in response to the decline in electric demand, the Mitchell Station, with a net capacity of 502 mw, was indefinitely shut down and ceased producing electricity in January 2002. Originally constructed in 1955, this facility has the oldest active operating units and is the least efficient station in the Northern Indiana electric production system. In addition to the high level of maintenance costs, substantial capital investments would be necessary to comply with future environmental standards. Costs totaling $2.2 million have been accrued for severance related to the plant shutdown. These costs for employee reductions are included in the $9.1 restructuring charge.

Regulatory Matters

In 1999, FERC issued Order 2000 addressing the formation and operation of RTOs. On February 28, 2001, Northern Indiana joined the Alliance RTO. On December 18, 2001, the IURC issued an order denying Northern Indiana's request to transfer functional control of its transmission facilities to the Alliance RTO. On December 20, 2001, the FERC reversed prior orders that had preliminarily approved the Alliance RTO and concluded that the Alliance RTO failed to meet Order 2000's scope and configuration requirements. FERC ordered the Alliance RTO companies, including Northern Indiana, to pursue membership in the Midwest Independent System Operator (MISO). The Alliance RTO is actively negotiating to become a part of the MISO. Northern Indiana has expended approximately $5.6 million related to joining the Alliance RTO. Northern Indiana believes that the amounts spent will be recoverable. Also, FERC has indicated that a December 15, 2001 start date for RTOs was not achievable and no alternative date has been proposed. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, it intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause. The recovery provides for cost to be collected if they are below a cap set based upon the costs of Northern Indiana's most expensive generating unit. If costs exceed this cap, Northern Indiana must demonstrate why it should be allowed recovery before recovery is approved. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker (PPT). The PPT would allow recovery of all costs related to purchasing electricity for use by Northern Indiana's customers on a periodic basis. No actions have been taken by the IURC on this filing.

During the course of a regularly scheduled review, referred to as a Level 1 review, the staff of the IURC made a preliminary determination, based on unadjusted historical financial information filed by Northern Indiana, that Northern Indiana was earning returns that were in excess of its last rate order and generally established standards. Despite efforts to explain to the IURC staff several adjustments that needed to be made to the filed information to make such an analysis meaningful, the staff recommended that a formal investigation be performed. During 2001, Northern Indiana and several other parties filed testimony, participated in hearings and submitted proposed forms of the order and comments on these proposed orders. Northern Indiana's testimony indicated that if rates are to be changed, they should be increased.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)


Environmental Matters

On January 4, 2002, Northern Indiana filed a petition with the IURC proposing to establish an Environmental Cost Tracker. The environmental tracker is designed to identify and recover the costs that are deemed reasonable and necessary to comply with the U.S. Environmental Protection Agency (EPA) and the Indiana Department of Environmental Management (IDEM) standards.

AIR. The Clean Air Act Amendments of 1990 (CAAA) impose limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx), which became fully effective in 2000. All of Northern Indiana's facilities are in compliance with the sulfur dioxide and NOx limits.

During 1998, the EPA issued a final rule, the NOx State Implementation Plan
(SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. Consistent with EPA requirements, the State of Indiana developed regulations implementing the control program, which became effective September 16, 2001. The EPA approved the state rules effective December 10, 2001. Compliance with the NOx limits contained in these rules is required by May 31, 2004. The NOx emission limitations in the Indiana rules are more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. Capital estimates of Northern Indiana's NOx control compliance costs range from $200 to $300 million over the next 2 years. Actual compliance costs may vary depending on a number of factors including market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

In a matter related to the NOx SIP call, several northeastern states have filed petitions with the EPA under Section 126 of the Clean Air Act. The petitions allege harm and request relief from sources of emissions in the Midwest that allegedly cause or contribute to ozone nonattainment in their states. Northern Indiana is monitoring the EPA's decisions on these petitions and existing litigation to determine the impact of these developments on programs to reduce NOx emissions at Northern Indiana's electric facilities.

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matters to the EPA. The Court of Appeals decision was appealed to the Supreme Court, which heard oral arguments on November 7, 2000. The Supreme Court rendered a complex ruling on February 27, 2001 that will require some issues to be resolved by the D.C. Circuit Court and the EPA before final rulemaking occurs. Consequently, final rules specifying a compliance level, deadline, and controls necessary for compliance are not expected in the near future. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. Northern Indiana believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA and are currently not reasonably estimable. Northern Indiana will continue to closely monitor developments in this area; however, the exact nature of the impact of the new standards on its operations will not be known for some time.

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

The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants. In response to the CAAA requirements, on December 20, 2000, the EPA issued a finding that the regulation of emissions of mercury and other air toxics from coal and oil-fired electric steam generating units is necessary and appropriate. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY


EPA expects to issue proposed regulations by December 15, 2003, and finalized regulations by December 15, 2004. The potential impact, if any, to Northern Indiana's financial results that may occur because of any of these potential new regulations is unknown at this time.

The EPA is in the process of developing a program to address regional haze. The new administration announced that the EPA would move forward with rules that mandate the states to require power plants built between 1962 and 1977 to install the "best available retrofit technology" or BART. The BART program will target for control by 2013 those pollutants that limit visibility, namely particulate, sulfur dioxide and/or nitrogen oxides. Until the program is developed, Northern Indiana cannot predict the cost of complying with these rules.

WATER. The Great Lakes Water Quality Initiative ("GLI") program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. As promulgated, the regulations would provide IDEM with the authority to grant water quality criteria variances and exemptions for non-contact cooling water. However, the EPA revised the variance language and other minor provisions of IDEM's GLI rule. The EPA by and large left the non-contact cooling water exemption intact; however, a separate agreement between the EPA and IDEM on interpretation of this exemption still leaves uncertainty as to its impact. The EPA change to the variance rule has prompted litigation by the affected industrial parties and the EPA/IDEM agreement on the non-contact cooling water exemption may be subject to future litigation. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending the outcome of litigation and the proposed permit renewal requirements, the costs of complying with these requirements cannot be predicted at this time.

REMEDIATION. Northern Indiana is a PRP at four waste disposal sites under CERCLA and similar state laws, and may be required to share in the cost of clean-up of such sites. In addition, Northern Indiana has corrective action liability under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with treatment, storage, and disposal sites. As of December 31, 2001, a reserve of approximately $2.2 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership of operations, the number of other PRPs and their financial viability and the extent of environmental response required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any environmental response required will not have a material effect on its financial position or results of operations.

Sales

Electric sales for 2001 of 15,489.5 gwh decreased 491.8 gwh compared to 2000, due primarily to reduced industrial sales reflecting the economic downturn and steel industry bankruptcies, partially offset by the impact of warmer weather. In 2000, electric sales of 15,981.3 gwh increased 305.6 gwh from 1999.

Net Revenues

Electric net revenues of $754.6 million for 2001 decreased by $4.7 million from 2000, primarily reflecting the reduced deliveries to the industrial segment. The positive impact of slightly warmer weather in the second quarter was offset by slightly cooler weather in the third quarter. In 2000, electric net revenues of $759.3 million were relatively unchanged from 1999.

Operating Income

Operating income for 2001 was $309.6 million, a decrease of $6.1 million from 2000. This is due to lower net revenues discussed above and higher operating expenses of $1.4 million. The 2001 operating expenses included increased uncollectible expenses of $2.4 million and restructuring charges of $6.2 million.

Operating income for 2000 was $315.7 million, a decrease of $8.3 million from 1999. This was due to higher operating expenses, attributable to generally increased operating costs and higher depreciation expense as result of additional plant in service. These higher expenses were partially offset by lower other taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
MERCHANT OPERATIONS

Year Ended December 31, (in thousands)              2001        2000        1999
--------------------------------------------------------------------------------
NET REVENUES
    Electric                                   $ 851,852   $ 555,295   $ 331,842
    Less: Cost of sales                          808,003     502,129     288,878
--------------------------------------------------------------------------------
Net Revenues                                      43,849      53,166      42,964
--------------------------------------------------------------------------------
Total Operating Expenses                           4,104       5,041       3,552
--------------------------------------------------------------------------------
Operating Income                               $  39,745   $  48,125   $  39,412
================================================================================
VOLUMES
    Electric sales (Gigawatt Hours)             18,600.7    11,352.9     6,873.6
--------------------------------------------------------------------------------

Effective November 1, 2001, Northern Indiana's power trading operations were temporarily transferred to Energy USA-TPC Corp., a subsidiary of NiSource.

Net Revenues

Net revenues of $43.8 million for 2001 decreased $9.4 million from 2000. The decrease in electric trading and bulk power is partially offset by increases in electric wheeling due to upgraded interconnections with neighboring electric companies.

Net revenues for 2000 were $53.2 million, compared to $43.0 million in 1999. The improvement is due primarily to increases in electric trading and increases in electric wheeling.

Operating Income

Merchant Operations reported operating income of $39.7 million, a decrease of $8.4 million from 2000. The reduction is primarily due to the decrease in net revenues discussed above.

Operating income of $48.1 million in 2000 was an increase of $8.7 million from 1999. The improvement is due primarily to the increase in net revenues discussed above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHERN INDIANA PUBLIC SERVICE COMPANY

INDEX                                                                       PAGE
--------------------------------------------------------------------------------
Report of Independent Public Accountants                                     25
Statements of Consolidated Income                                            26
Consolidated Balance Sheets                                                  27
Statements of Consolidated Capitalization                                    29
Statements of Consolidated Long-Term Debt                                    30
Statements of Consolidated Cash Flows                                        31
Statements of Consolidated Retained Earnings                                 32
Notes to Consolidated Financial Statements                                   33
Schedule II                                                                  62
--------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF NORTHERN INDIANA PUBLIC SERVICE COMPANY:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization and long-term debt of Northern Indiana Public Service Company (an Indiana corporation and a wholly-owned subsidiary of NiSource Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related statements of consolidated income, retained earnings and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 6 to the financial statements, effective January 1, 2001, Northern Indiana Public Service Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Chicago, Illinois
January 29, 2002

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in thousands)                      2001          2000          1999
--------------------------------------------------------------------------------------------
OPERATING REVENUES:
   Gas                                               $   853,437   $   913,836   $   644,687
   Electric                                            1,064,461     1,072,672     1,107,532
--------------------------------------------------------------------------------------------
                                                       1,917,898     1,986,508     1,752,219
--------------------------------------------------------------------------------------------
COST OF ENERGY:
   Gas costs                                             576,883       629,025       379,609
   Fuel for electric generation                          236,654       242,123       249,164
   Power purchased                                        40,898        32,450        66,964
--------------------------------------------------------------------------------------------
                                                         854,435       903,598       695,737
--------------------------------------------------------------------------------------------
Operating Margin                                       1,063,463     1,082,910     1,056,482
--------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Operation                                             263,932       269,542       256,474
   Maintenance                                            69,476        72,467        65,462
   Depreciation and amortization                         248,497       241,900       233,555
   Other taxes                                            80,641        67,917        74,163
--------------------------------------------------------------------------------------------
                                                         662,546       651,826       629,654
--------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME BEFORE UTILITY
   INCOME TAXES                                          400,917       431,084       426,828
--------------------------------------------------------------------------------------------
UTILITY INCOME TAXES                                     118,940       122,958       127,267
--------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME                                 281,977       308,126       299,561
--------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)                                  1,436         1,249        (2,248)
--------------------------------------------------------------------------------------------
INTEREST:
   Interest on long-term debt                             56,072        63,241        67,695
   Other interest                                         15,924        15,373         3,352
   Amortization of premium, reacquisition premium,
     discount and expense on debt, net                     3,851         4,702         4,155
--------------------------------------------------------------------------------------------
                                                          75,847        83,316        75,202
--------------------------------------------------------------------------------------------
NET INCOME                                           $   207,566   $   226,059   $   222,111
============================================================================================
DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                  7,474         7,817         8,131
--------------------------------------------------------------------------------------------
BALANCE AVAILABLE FOR COMMON SHARES                  $   200,092   $   218,242   $   213,980
--------------------------------------------------------------------------------------------
COMMON DIVIDENDS DECLARED                            $   226,000   $   168,000   $   224,000
--------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

As of December 31, (in thousands)                              2001         2000
--------------------------------------------------------------------------------
ASSETS
UTILITY PLANT, at original cost
   Electric                                              $4,440,199   $4,342,989
   Gas                                                    1,423,682    1,377,634
   Common                                                   355,110      362,558
--------------------------------------------------------------------------------
                                                          6,218,991    6,083,181
--------------------------------------------------------------------------------
   Less - Accumulated provision for depreciation
     and amortization                                     3,357,201    3,177,350
--------------------------------------------------------------------------------
Total Utility Plant                                       2,861,790    2,905,831
--------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS                                8,144        2,679
--------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                 15,945       17,889
   Accounts receivable, less reserve of $11,858
     and $10,454, respectively                              116,433      259,663
   Gas cost adjustment clause                                28,217      146,255
   Materials and supplies, at average cost                   44,674       47,000
   Electric production fuel, at average cost                 29,152       15,591
   Natural gas in storage, at last-in, first-out cost       104,706      109,746
   Price risk management assets                                  --       23,221
   Prepayments and other                                     40,339       32,264
--------------------------------------------------------------------------------
Total Current Assets                                        379,466      651,629
--------------------------------------------------------------------------------
OTHER ASSETS:
   Price risk management assets                                  --        7,680
   Regulatory assets                                        165,519      179,124
   Prepayments and other                                    194,288      191,918
--------------------------------------------------------------------------------
Total Other Assets                                          359,807      378,722
--------------------------------------------------------------------------------
TOTAL ASSETS                                             $3,609,207   $3,938,861
================================================================================

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

As of December 31, (in thousands)                                2001         2000
----------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity                                $1,036,314   $1,058,373
Preferred Stocks -
   Series without mandatory redemption provisions              81,114       81,114
   Series with mandatory redemption provisions                  4,969       49,124
Long-term debt, excluding amounts due within one year         843,064      901,772
----------------------------------------------------------------------------------
Total Capitalization                                        1,965,461    2,090,383
----------------------------------------------------------------------------------
CURRENT LIABILITIES
   Current redeemable preferred stock subject to
     mandatory redemption                                      43,000           --
   Current portion of long-term debt                           59,000       19,000
   Short term borrowings                                      335,415      407,100
   Accounts payable                                           145,836      349,863
   Dividends declared on common and preferred stocks            1,748          860
   Customer deposits                                           31,830       28,571
   Taxes accrued                                              195,395       57,060
   Interest accrued                                             7,825       10,304
   Fuel adjustment clause                                       3,665          202
   Accrued employment costs                                    34,075       58,780
   Price risk management liabilities                            5,609       21,982
   Other accruals                                              24,655       22,145
----------------------------------------------------------------------------------
Total Current Liabilities                                     888,053      975,867
----------------------------------------------------------------------------------
OTHER LIABILITIES AND DEFERRED CREDITS
   Price risk management liabilities                               --       20,642
   Deferred income taxes                                      464,656      562,527
   Deferred investment tax credits, being amortized over
     life of related property                                  71,392       78,479
   Deferred credits                                            48,963       49,065
   Accrued liability for postretirement benefits              160,768      149,163
   Other noncurrent liabilities                                 9,914       12,735
----------------------------------------------------------------------------------
Total Other                                                   755,693      872,611
----------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                      --           --
----------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                       $3,609,207   $3,938,861
==================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CAPITALIZATION

As of December 31, (in thousands)                             2001           2000
--------------------------------------------------------------------------------
COMMON SHAREHOLDERS' EQUITY
   Common stock - without par value - authorized
      75,000,000 shares - issued and outstanding
      73,282,258 shares                               $   859,488    $   859,488
   Additional paid-in-capital                              19,098         12,525
   Retained earnings                                      160,452        186,360
   Other comprehensive income                              (2,724)            --
--------------------------------------------------------------------------------
Total Common Shareholder's Equity                       1,036,314      1,058,373
--------------------------------------------------------------------------------
PREFERRED STOCKS, WHICH ARE REDEEMABLE SOLELY AT
OPTION OF ISSUER:
   Northern Indiana Public Service Company -
     Cumulative preferred stock - $100 par value -
        4-1/4% series - 209,035 outstanding                20,903         20,903
        4-1/2% series - 79,996 shares outstanding           8,000          8,000
        4.22% series - 106,198 shares outstanding          10,620         10,620
        4.88% series - 100,000 shares outstanding          10,000         10,000
        7.44% series - 41,890 shares outstanding            4,189          4,189
        7.50% series - 34,842 shares outstanding            3,484          3,484
        Premium on preferred stock and other                  254            254
     Cumulative preferred stock - no par value -
        Adjusted rate (6.00% at December 31, 2001) -
        Series A (stated value - $50 per share),
        473,285 shares outstanding                         23,664         23,664
--------------------------------------------------------------------------------
Series without mandatory redemption provisions             81,114         81,114
--------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCKS, SUBJECT TO MANDATORY
REDEMPTION REQUIREMENTS OR WHOSE REDEMPTION IS
OUTSIDE THE CONTROL OF ISSUER:
   Northern Indiana Public Service Company -
      Cumulative preferred stock - $100 par value -
         7-3/4% series - 16,669 and 22,244 shares
            outstanding, respectively                       1,669          2,224
         8.35% series - 33,000 and 39,000 shares
            outstanding, respectively                       3,300          3,900
     Cumulative preferred stock - no par value -
         6.50% series - 0 and 430,000 shares
            outstanding, respectively                          --         43,000
--------------------------------------------------------------------------------
Series with mandatory redemption provisions                 4,969         49,124
--------------------------------------------------------------------------------
Long-term debt                                            843,064        901,772
--------------------------------------------------------------------------------
TOTAL CAPITALIZATION                                  $ 1,965,461    $ 2,090,383
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in thousands)                                       2001       2000
---------------------------------------------------------------------------------------
FIRST MORTGAGE BONDS -
   Series T, 7-1/2% - due April 1, 2002                             $     --   $ 38,000
   Series NN, 7.10% - due July 1, 2017                                55,000     55,000
---------------------------------------------------------------------------------------
Total                                                                 55,000     93,000
---------------------------------------------------------------------------------------
POLLUTION CONTROL NOTES AND BONDS -
   Series A Note - City of Michigan, 5.70% due October 1, 2003         6,000     10,500
   Series 1988 Bonds - Jasper County - Series A,B and C - 1.56%
      weighted average at December 31, 2001, due November 1, 2016    130,000    130,000
   Series 1988 Bonds - Jasper County - Series D - 1.50% weighted
      average at December 1, 2001, due November 1, 2007               24,000     24,000
   Series 1994 Bonds - Jasper County - Series A - 1.50% at
      December 31, 2001, due August 1, 2010                           10,000     10,000
   Series 1994 Bonds - Jasper County - Series B - 1.50% at
      December 31, 2001, due June 1, 2013                             18,000     18,000
   Series 1994 Bonds - Jasper County - Series C - 1.60% at
      December 31, 2001, due April 1, 2019                            41,000     41,000
---------------------------------------------------------------------------------------
Total                                                                229,000    233,500
---------------------------------------------------------------------------------------
MEDIUM-TERM NOTES -
   Interest rates between 6.50% and 7.69% with a weighted
      average interest rate of 7.07% and various maturities
      between March 31, 2003 and August 4, 2027                      561,525    578,025
---------------------------------------------------------------------------------------
UNAMORTIZED PREMIUM AND DISCOUNT ON LONG-TERM DEBT, NET               (2,461)    (2,753)
---------------------------------------------------------------------------------------
Total long-term debt, excluding amounts due in one year             $843,064   $901,772
=======================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in thousands)                       2001         2000         1999
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                           $ 207,566    $ 226,059    $ 222,111
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization                       248,497      241,900      233,555
      Net changes in price risk management activities      (6,114)     (23,563)      22,324
      Deferred income taxes                               (74,982)     (16,530)     (19,496)
      Amortization of deferred investment tax credits      (7,087)      (7,087)      (7,126)
      Other, net                                           (5,262)      10,459       (4,905)
-------------------------------------------------------------------------------------------
                                                          362,618      431,238      446,463
-------------------------------------------------------------------------------------------
   Changes in components of working capital:
      Accounts receivable, net                            143,230     (124,697)     (31,165)
      Electric production fuel                            (13,561)      16,377          434
      Materials and supplies                                2,326        5,735       (1,181)
      Natural gas in storage                                5,040      (86,780)      27,893
      Accounts payable                                   (213,788)     161,382      (10,240)
      Taxes accrued                                       138,335      (23,609)      36,540
      Fuel adjustment clause                                3,463        4,403      (10,480)
      Gas cost adjustment clause                          118,038     (109,468)       7,257
      Accrued employment costs                            (24,705)       7,387        7,170
      Other accruals                                           31          933      (34,408)
      Other, net                                           10,245       10,488       18,253
-------------------------------------------------------------------------------------------
Net Cash from Continuing Operations                       531,272      293,389      456,536
-------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Capital expenditures                                  (188,531)    (193,413)    (192,838)
   Other investing activities, net                        (19,145)      (1,634)      (6,155)
-------------------------------------------------------------------------------------------
Net Investing Activities                                 (207,676)    (195,047)    (198,993)
-------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Retirement of long-term debt                           (59,000)    (159,000)      (3,000)
   Change in short-term debt                              (32,185)     310,810      (29,810)
   Retirement of preferred shares                          (1,155)      (4,906)      (2,407)
   Dividends paid - common shares                        (226,000)    (226,000)    (228,000)
   Dividends paid - preferred shares                       (7,492)      (7,861)      (8,176)
   Other financing activities, net                            292          359          454
-------------------------------------------------------------------------------------------
Net cash used in financing activities                    (325,540)     (86,598)    (270,939)
-------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents           (1,944)      11,744      (13,396)
Cash and cash equivalents at beginning of year             17,889        6,145       19,541
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  15,945    $  17,889    $   6,145
===========================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for interest, net of amounts capitalized      73,440       69,438       71,735
   Cash paid for income taxes                             154,963      164,861      125,580
-------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

As of December 31, (in thousands)                 2001         2000         1999
--------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                $186,360     $136,118     $146,138

ADD:
   Net income                                  207,566      226,059      222,111
--------------------------------------------------------------------------------
Total                                          393,926      362,177      368,249
--------------------------------------------------------------------------------
LESS:
   DIVIDENDS
      CUMULATIVE PREFERRED STOCK -
         4-1/4% series                             888          888          888
         4-1/2% series                             360          360          360
         4.22% series                              448          448          448
         4.88% series                              488          488          488
         7.44% series                              312          312          312
         7.50% series                              262          261          261
         8.85% series                               --          240          461
         7-3/4% series                             175          233          276
         8.35% series                              326          372          422
         6.50% series                            2,795        2,795        2,795
         Adjustable Rate, series A               1,420        1,420        1,420

   Common shares                               226,000      168,000      224,000
--------------------------------------------------------------------------------
                                               233,474      175,817      232,131
--------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                      $160,452     $186,360     $136,118
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   HOLDING COMPANY STRUCTURE

Effective March 3, 1988, Northern Indiana Public Service Company (Northern Indiana) became a subsidiary of NIPSCO Industries, Inc., an Indiana corporation. NIPSCO Industries, Inc. changed its name to NiSource Inc. (NiSource) on April 14, 1999. NiSource is an energy holding company that provides natural gas, electricity and other products and services to 3.7 million customers located within the energy corridor that runs from the Gulf Coast through the Midwest to New England. In connection with the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, NiSource became a Delaware corporation. NiSource is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Northern Indiana and subsidiaries, after the elimination of all significant intercompany items. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

B. CASH AND CASH EQUIVALENTS. Northern Indiana considers all investments with original maturities of three months or less to be cash equivalents.

C. BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that Northern Indiana account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Northern Indiana follows the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. In the event that regulation significantly changes the opportunity for Northern Indiana to recover its costs in the future, all or a portion of Northern Indiana's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Northern Indiana's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory body which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets or liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If Northern Indiana would not be able to continue to apply the provisions of SFAS No. 71, Northern Indiana would have to apply the provisions of SFAS No. 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." In management's opinion, Northern Indiana will be subject to SFAS No. 71 for the foreseeable future.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Regulatory assets and liabilities were comprised of the following items:

At December 31, (in thousands)                                               2001       2000
--------------------------------------------------------------------------------------------
ASSETS
   Reacquisition premium on debt (see Note 12)                           $ 32,647   $ 36,035
   R. M. Schahfer Unit 17 and Unit 18 carrying charges and
      deferred depreciation (see Note 2E)                                  49,677     53,894
   Bailly scrubber carrying charges and deferred depreciation
      (see Note 2E)                                                         6,139      7,074
   Postemployment and other postretirement costs (see Note 8)              61,574     67,172
   FERC Order No. 636 transition costs                                      5,239      7,936
   Net regulatory effects of accounting for income taxes (See Note 2O)     31,723     29,515
   Underrecovered gas costs                                                22,978    138,319
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $209,977   $339,945
--------------------------------------------------------------------------------------------
LIABILITIES
   Overrecovered fuel costs                                              $  3,665   $    202
   Emission allowances                                                      4,503      4,049
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        $  8,168   $  4,251
============================================================================================

Regulatory assets, net of liabilities, of approximately $127.6 million are not presently included in the rate base and consequently are not earning a return on investment. These regulatory assets are being recovered through cost of service. The remaining recovery periods generally range from one to thirteen years. Regulatory assets, net of liabilities, of approximately $74.2 million require specific rate action. All regulatory assets are probable of recovery.

D. UTILITY PLANT AND RELATED DEPRECIATION AND MAINTENANCE. Property, plant and equipment are stated at cost. The cost of utility includes an allowance for funds used during construction (AFUDC). The 2001 before-tax rate for AFUDC was 5.0%. The 2000 and 1999 before-tax rates for AFUDC were 6.90% and 7.45%, respectively.

Northern Indiana records depreciation on a straight-line method over the remaining service lives of the electric, gas and common properties.

The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended, December 31, 2001, 2000 and 1999 were as follows:

                                         2001             2000             1999
--------------------------------------------------------------------------------
Electric                                  3.7%             3.7%             3.7%
Gas                                       5.6%             5.4%             5.4%
--------------------------------------------------------------------------------

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

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


F. AMORTIZATION OF SOFTWARE COSTS. External and incremental internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years.

G. REVENUE RECOGNITION. Except as discussed below, revenues are recorded as services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include an estimate for electric and gas delivered, but not yet billed. Revenues relating to energy trading operations are recorded based upon changes in the fair values, net of reserves, of the related energy trading contracts.

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

J. FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment in charges for electric energy to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three month period. If two statutory requirements relating to expense and return levels are satisfied, any under recovery or over recovery caused by variances between estimated and actual cost in a given three month period will be included in a future filing. Northern Indiana records any under recovery or over recovery as a current regulatory asset or liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three month period.

K. GAS COST ADJUSTMENT CLAUSE. Northern Indiana defers differences between gas purchase costs and the recovery of such costs in revenues, and adjusts future billings for such deferrals on a basis consistent with applicable state approved tariff provisions.

L. NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas using the LIFO method in December 2001 and December 2000, the estimated replacement cost of gas in storage at December 31, 2001 and December 31, 2000, exceeded the stated LIFO cost by $33.9 million and $261.4 million, respectively.

M. AFFILIATED COMPANY TRANSACTIONS. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services Company (NSC), a wholly-owned subsidiary of NiSource.

The costs of these services are charged to Northern Indiana based on payroll costs and expenses incurred by NSC employees for the benefit of Northern Indiana. These costs, which totaled $70.9 million for the year 2001, $21.2 million for the year 2000 and $17.8 million for the year 1999, consist primarily of employee compensation and benefits.

Northern Indiana purchased natural gas and transportation services from affiliated companies in the amount of $44.1 million, $69.4 million and $16.3 million, representing 8.9%, 10.5% and 4.8% of Northern Indiana's total gas costs for years 2001, 2000 and 1999, respectively.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Northern Indiana subleases a portion of its office facilities to affiliated companies for a monthly fee, which includes operating expenses, based on space utilization.

The December 31, 2001, and 2000 accounts receivable balance include approximately $13.2 million and $30.4 million, respectively, due from associated companies.

As of December 31, 2001, Northern Indiana had an intercompany note payable of $335.4 million to NiSource Finance Corp. at an interest rate of 2.88%.

Effective November 1, 2001, Northern Indiana's power trading operations were temporarily transferred to Energy USA-TPC Corp., a subsidiary of NiSource.

N. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. Effective January 1, 2001, Northern Indiana adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. Northern Indiana utilizes derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction does not occur, the gains or losses are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. For hedges of foreign currency the accounting treatment generally follows the treatment for cash flow hedges or fair value hedges depending on the nature of the foreign currency hedge. As a result of the rate-making process, Northern Indiana generally record gains and losses as regulatory assets or liabilities and recognize such gains or losses in earnings when reflected in revenues.

In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recorded currently in earnings.

Northern Indiana evaluates the contracts of its trading operations in accordance with the criteria for derivative contracts under SFAS No. 133. Contracts not meeting the criteria under SFAS No. 133 are recorded at fair value under Emerging Issues Task Force Issue No 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF No. 98-10). EITF No. 98-10 indicates that when certain trading criteria are met, energy contracts, including "energy-related contracts" such as tolling, transportation and storage contracts, should be accounted for at fair value (marked to market) along with any related derivative contracts. The related gains and losses should be included currently in earnings. Energy trading activities refers to energy contracts entered into with the objective of generating profits on or from exposure to shifts or changes in market prices.

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

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Northern Indiana joins in the filing of consolidated federal and state income tax returns with its parent company, NiSource and certain of NiSource's other affiliated companies. On January 14, 2002, NiSource and its subsidiaries filed an application with the Securities Exchange Commission to request approval for a proposed Tax Allocation Agreement. Under the proposed Tax Allocation Agreement, which would apply to 2001 and later tax years, the consolidated tax would be allocated among the members of the group in proportion to each member's relative contribution to the group's consolidated tax liability.

P. ENVIRONMENTAL EXPENDITURES. Northern Indiana accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated, regardless of when expenditures are made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is developed or circumstances change. Northern Indiana, applying SFAS No. 71 establishes regulatory assets on the balance sheet to the extent that future recovery of environmental remediation costs is probable through the regulatory process.


3.   RESTRUCTURING ACTIVITIES

During 2000, NiSource developed and began the implementation of a plan to restructure its operations as a result of the acquisitions discussed in Note 1. The restructuring plan included a severance program, a transition plan to implement operational efficiencies throughout NiSource's operations and a voluntary early retirement program. During 2001, the restructuring initiative was continued with the addition of a plan to restructure the operations within the NiSource's Gas Distribution and Electric Operations segments. Additionally, in December 2001 Northern Indiana announced its plan to indefinitely shut down the Dean H. Mitchell Generating Station located in Gary, Indiana.

As a result of the restructuring plan initiated during 2001, approximately 200 positions will be eliminated at Northern Indiana. For all of the plans, a total of approximately 225 management, professional, administrative and technical positions will be eliminated. As of December 31, 2001, 25 employees had been terminated.

During 2001, Northern Indiana recorded a pre-tax charge amounting to $9.1 million comprised primarily of severance and related benefits costs for the plans to restructure the operations within the Gas Distribution and Electric Operations segments and indefinitely shut down the generating station. In October 2000, a pre-tax charge of $2.5 million was recorded for severance and related benefits costs. At December 31, 2001 and 2000, the consolidated balance sheets reflected liabilities of $9.7 million and $1.2 million related to the restructuring plans, respectively.


4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A. SFAS NOS. 141 AND 142 - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

The Business Combinations Statement is generally effective for combinations initiated after June 30, 2001. The Statement on Goodwill and Other Intangible Assets is effective for fiscal years beginning after December 15, 2001; however, for business combinations consummated after June 30, 2001 the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets.

Northern Indiana adopted the provisions of the Business Combinations Statement on July 1, 2001, and adopted the Goodwill and Other Intangible Assets Statement on January 1, 2002. The statements do not have a material impact on its results of operations.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


B. SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss.

The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Northern Indiana is currently evaluating the impact that the Statement will have on its financial position and results of operations.

C. SFAS NO. 144 - ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Statement replaces SFAS No. 121, although it retains the two-step impairment testing methodology used in SFAS No. 121. The accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APBO No. 30), are superceded by SFAS No. 144, except that the Statement preserves the requirement of APBO No. 30 to report discontinued operations separately from continuing operations. The Statement covers a variety of implementation issues inherent in SFAS No. 121, unifies the framework used in accounting for assets to be disposed of and discontinued operations and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The Statement is effective for fiscal years beginning after December 15, 2001. Northern Indiana adopted SFAS No. 144 on January 1, 2002. Northern Indiana does not expect the adoption of the Statement to have a material impact on its financial position and results of operations.


5.   ELECTRIC OPERATIONS REGULATORY REVIEW

During the course of a regularly scheduled review, referred to as a Level 1 review, the staff of the IURC made a preliminary determination, based on unadjusted historical financial information filed by Northern Indiana, that Northern Indiana was earning returns that were in excess of its last rate order and generally established standards. Despite efforts to explain to the IURC staff several adjustments that needed to be made to the filed information to make such an analysis meaningful, the staff recommended that a formal investigation be performed. During 2001, Northern Indiana and several other parties filed testimony, participated in hearings and submitted proposed forms of the order and comments on these proposed orders. Northern Indiana's testimony indicated that if rates are to be changed, they should be increased.


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

ACCOUNTING CHANGE - SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to net income of approximately $4.0 million and an after-tax reduction to other comprehensive income (OCI) of approximately $16.0 million. The adoption also resulted in the recognition of $16.0 million of assets and $12.0 million of liabilities on the consolidated balance sheet. During 2001, approximately $3.9 million of the net gains included in the cumulative effect of a change in accounting principle component of OCI were reclassified into earnings. Further detail of the assets and liabilities recorded on the consolidated financial statements for the adoption of SFAS No. 133 is as follows:

(in thousands)                                          ASSETS       LIABILITIES
--------------------------------------------------------------------------------
Price Risk Management                                  $ 6,217           $ 9,777
Deferred Taxes                                              --             2,176
Regulatory                                               9,777                --
--------------------------------------------------------------------------------
TOTAL                                                  $15,994           $ 1,953
--------------------------------------------------------------------------------

As stated above, the initial recording of the cumulative effect of this accounting change included unrealized holding gains in OCI of $4.0 million. However, the activity for 2001 resulted in unrealized losses on qualifying derivatives of $2.7 million. The activity for 2001 included:

(in thousands)                                                                               2001
-------------------------------------------------------------------------------------------------
UNREALIZED GAINS (LOSSES) ON DERIVATIVES QUALIFYING AS CASH FLOW HEDGES:

    Unrealized hedging gains arising as a result of the cumulative effect of a
      change in accounting principle, recognized at January 1, 2001, net of tax           $ 4,041

    Unrealized hedging losses arising during the period on derivatives qualifying as
      cash flow hedges, net of tax                                                         (8,325)

    Reclassification adjustment for net gain included in net income, net of tax
      (including gains of $3.9 million related to the cumulative effect of a
      change in accounting principle)                                                       1,560
-------------------------------------------------------------------------------------------------
NET UNREALIZED GAINS (LOSSES) ON DERIVATIVES QUALIFYING AS CASH FLOW HEDGES, NET OF TAX   $(2,724)
-------------------------------------------------------------------------------------------------

Unrealized gains and losses on Northern Indiana's hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on Northern Indiana's trading portfolio. The accompanying Consolidated Balance Sheets reflected price risk management liabilities related to unrealized gains and losses on hedges (including net option premiums) were $5.6 million at December 31, 2001, all of which were included in "Current Liabilities."

Following is additional information regarding the impact of SFAS No. 133 by segment.

GAS DISTRIBUTION. Northern Indiana offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the option to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price and the associated delivery month. The NYMEX futures and options contracts satisfy all definitions of a derivative and they qualify and are designated as a cash flow hedge. Northern Indiana has no net gain or loss recognized in earnings due to ineffectiveness or time value for this program in the reporting period and none of the components of the derivative instruments' value are excluded in its assessment of hedge effectiveness. It is anticipated that during the next 12 months, expiration of futures and options contracts will result in loss recognition of amounts currently classified in OCI of approximately $2.7 million, net of tax, which will be included in net income. Northern Indiana has futures and options contracts designated as cash flow hedges through December 2002. At this time Northern Indiana expects to continue its cash flow hedges due to the probability that the forecasted transaction will occur.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Northern Indiana is also engaged in writing options that potentially obligate them to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments and must be marked to fair value. Northern Indiana also uses NYMEX derivative contracts to minimize its gas costs. These contracts do not qualify for hedge accounting and must be marked to fair value. Because these derivatives are used within the framework of its gas cost incentive mechanism, Northern Indiana may ultimately share in a portion of the gains or losses on these options with the ratepayers. Regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.

MERCHANT OPERATIONS. The adoption and application of SFAS No. 133 had no impact on this segment.

TRADING ACTIVITIES. Northern Indiana's trading operations include the activities of its power trading business. Northern Indiana employs a value-at-risk (VaR) model to assess the market risk of its energy trading portfolios. Northern Indiana estimates the one-day VaR across all trading groups which utilize derivatives, using either Monte Carlo simulation or variance/covariance, at a 95% confidence level. Based on the results of the VaR analysis, the daily market exposure for power trading on an average, high and low basis was $1.1 million, $3.7 million and effectively zero and $0.8 million, $2.7 million and effectively zero during 2001 and 2000, respectively. Since power trading assets and liabilities were temporarily transferred to Energy USA-TPC Corp., a subsidiary of NiSource, there are no risk trading assets and liabilities at December 31, 2001.

Unrealized gains and losses on Northern Indiana's trading portfolio are recorded as price risk management assets and liabilities along with unrealized gains and losses on Northern Indiana's hedges. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains on trading activities of zero and $30.9 million at December 31, 2001 and December 31, 2000, respectively, of which zero and $23.2 million were included in "Current Assets" and zero million and $7.7 million were included in "Other Assets." Price risk management liabilities related to unrealized losses on trading activities (including net option premiums) were zero and $42.6 million, of which zero and $22.2 million were included in "Current Liabilities" and zero and $20.6 million were included in "Other
Liabilities and Deferred Credits" at December 31, 2001 and December 31, 2000, respectively.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Other Income (Deductions) in the Statement of Consolidated Income were comprised of the following items:

($ in thousands)                                Gas   Merchant       Other       Total
--------------------------------------------------------------------------------------
2001
   Power trading revenues                     $  --  $ 803,417     $    --   $ 803,417
   Power trading cost of sales                   --   (790,621)         --    (790,621)
   Power trading administrative expenses         --     (2,909)         --      (2,909)
   Power trading unrealized gains                --     (1,268)         --      (1,268)
   Other                                         --         --      (7,183)     (7,183)
--------------------------------------------------------------------------------------
Total Other Income (Deductions)               $  --  $   8,619     $(7,183)  $   1,436
--------------------------------------------------------------------------------------

2000
   Power trading revenues                    $   --  $ 485,195    $     --   $ 485,195
   Power trading cost of sales                   --   (472,888)         --    (472,888)
   Power trading administrative expenses         --     (3,599)         --      (3,599)
   Power trading unrealized gains                --      2,044          --       2,044
   Other                                      1,158         --     (10,661)     (9,503)
--------------------------------------------------------------------------------------
Total Other Income (Deductions)              $1,158  $  10,752    $(10,661)  $   1,249
--------------------------------------------------------------------------------------

1999
   Power trading revenues                    $   --  $ 237,755    $     --   $ 237,755
   Power trading cost of sales                   --   (230,420)         --    (230,420)
   Power trading administrative expenses         --     (2,152)         --      (2,152)
   Power trading unrealized gains                --      3,643          --       3,643
   Other                                      1,872         --     (12,946)    (11,074)
--------------------------------------------------------------------------------------
Total Other Income (Deductions)              $1,872  $   8,826    $(12,946)   $ (2,248)
--------------------------------------------------------------------------------------


7.   INCOME TAXES

The components of income tax expense are as follows:

Year Ended December 31, (in thousands)           2001         2000         1999
-------------------------------------------------------------------------------
INCOME TAXES
Current
   Federal                                  $ 177,295    $ 129,103    $ 135,787
   State                                       23,714       17,472       18,102
-------------------------------------------------------------------------------
Total Current                                 201,009      146,575      153,889
-------------------------------------------------------------------------------
Deferred
   Federal                                    (70,341)     (15,457)     (18,191)
   State                                       (4,641)      (1,073)      (1,305)
-------------------------------------------------------------------------------
Total Deferred                                (74,982)     (16,530)     (19,496)
-------------------------------------------------------------------------------
Deferred Investment Credits                    (7,087)      (7,087)      (7,126)
-------------------------------------------------------------------------------
Total Utility Income Taxes                    118,940      122,958      127,267
-------------------------------------------------------------------------------
Income tax applicable to non-operating
   activities and income of subsidiaries       (1,082)       2,009       (1,585)
-------------------------------------------------------------------------------
TOTAL INCOME TAXES                          $ 117,858    $ 124,967    $ 125,682
-------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Total income taxes from continuing operations are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference are as follows:

Year Ended December 31, (in thousands)                    2001                   2000                  1999
---------------------------------------------------------------------------------------------------------------------
Net income                                           $ 207,566              $ 226,059            $  222,111
Add:  Income taxes                                     117,858                124,967               125,682
---------------------------------------------------------------------------------------------------------------------
Net Income before Income Taxes                       $ 325,424              $ 351,026            $  347,793
---------------------------------------------------------------------------------------------------------------------
Amount derived by multiplying pretax income by
   statutory rate                                    $ 113,898     35.0%    $ 122,859     35.0%   $ 121,728     35.0%
Increases (reductions) in taxes resulting from:
   Book depreciation over related tax depreciation       3,797      1.2         3,480      1.0        3,934      1.1
   Amortization of deferred investment tax credits      (7,087)    (2.2)       (7,087)    (2.0)      (7,126)    (2.0)
   State income taxes, net of federal income tax
      benefit                                           10,773      3.3        10,284      2.9       10,461      3.0
   Reversal of deferred taxes provided at rates
      in excess of the current federal income
      tax rate                                          (2,624)    (0.8)       (4,413)    (1.3)      (5,457)    (1.6)
Other, net                                                (899)    (0.3)         (156)      --         2,142     0.6
---------------------------------------------------------------------------------------------------------------------
TOTAL INCOME TAXES                                   $ 117,858     36.2%    $ 124,967     35.6%    $ 125,682    36.1%
---------------------------------------------------------------------------------------------------------------------

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Northern Indiana's net deferred tax liability are as follows:


At December 31, (in thousands)                               2001          2000
-------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
   Accelerated depreciation and other property
      differences                                       $ 685,932     $ 696,631
   AFUDC-equity                                            26,944        29,084
   Adjustment clauses                                       9,311        55,391
   Other regulatory assets                                 21,229        23,352
   Prepaid pension and other benefits                      70,633        70,277
   Reacquisition premium on debt                           12,381        13,666
-------------------------------------------------------------------------------
Total Deferred Tax Liabilities                            826,430       888,401
-------------------------------------------------------------------------------
DEFERRED TAX ASSETS
   Deferred investment tax credits                        (43,617)      (47,947)
   Removal costs                                         (184,582)     (184,955)
   Other postretirement/postemployment benefits           (60,971)      (56,570)
   Other                                                  (45,329)      (32,507)
-------------------------------------------------------------------------------
Total Deferred Tax Assets                                (334,499)     (321,979)
-------------------------------------------------------------------------------
Less:  Deferred income taxes related to current
       assets and liabilities                              27,275         3,895
-------------------------------------------------------------------------------
NON-CURRENT DEFERRED TAX LIABILITY                      $ 464,656     $ 562,527
-------------------------------------------------------------------------------


8.   PENSION AND OTHER POSTRETIREMENT BENEFITS

NiSource has a noncontributory, defined benefit retirement plan covering the majority of employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement.

Northern Indiana provides certain health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for Northern Indiana.

The expected cost of such benefits is accrued during the employees' years of service. Current rates include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, contributions are remitted to grantor trusts.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Beginning in 2000, Northern Indiana is reflecting the information presented below as of September 30 rather than December 31. The effect of utilizing September 30 rather than December 31 is not significant. The following tables provide a reconciliation of the plans' funded status and amounts reflected in Northern Indiana's Consolidated Balance Sheets at December 31:

                                                         PENSION BENEFITS             OTHER BENEFITS
                                                     -----------------------     -----------------------
  (in thousands)                                        2001          2000          2001          2000
--------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year           $ 843,320     $ 827,355     $ 192,371     $ 185,640
   Service cost                                         15,000        15,570         3,482         4,031
   Interest cost                                        64,803        62,561        14,823        15,166
   Plan participants' contributions                         --            --         1,241           372
   Plan amendments                                        (800)           --        (4,627)           --
   Actuarial (gain) loss                                51,802       (29,568)        8,266        (3,412)
   Special termination benefits                             --         6,902            --            --
   Benefits paid                                       (57,155)      (39,500)      (13,509)       (9,426)
--------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                      916,970       843,320       202,047       192,371
--------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year    1,065,457     1,023,937         3,914         3,393
   Actual return on plan assets                        (89,947)       41,020        (2,142)          521
   Employer contributions                                   --        40,000        11,606         9,054
   Plan participants' contributions                         --            --         1,241           372
   Benefits paid                                       (57,155)      (39,500)      (13,510)       (9,426)
--------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year               918,355     1,065,457         1,109         3,914
--------------------------------------------------------------------------------------------------------

   Funded status                                         1,385       222,137      (200,938)     (188,457)
   Unrecognized actuarial (gain) loss                  135,149       (98,707)      (88,773)     (103,253)
   Unrecognized prior service cost                      36,226        41,427            --         2,377
   Unrecognized transition obligation                   10,203        15,304       110,050       120,055
--------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED AT YEAR-END                    $ 182,963     $ 180,161     $(179,661)    $(169,278)
--------------------------------------------------------------------------------------------------------

                                               PENSION BENEFITS       OTHER BENEFITS
                                               ----------------      ----------------
                                                2001       2000       2001       2000
-------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   SEPTEMBER 30,
   Discount rate assumption                    7.50%      8.00%      7.50%      8.00%
   Compensation growth rate assumption         4.50%      4.50%      4.50%      4.50%
   Medical cost trend assumption                 --         --       5.00%      5.00%
   Assets earnings rate assumption*            9.00%      9.00%      9.00%      9.00%
-------------------------------------------------------------------------------------

* One of the several established medical trusts and the trust established for life insurance are subject to taxation which results in an after-tax asset earnings rate that is less than 9.00%

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following table provides the components of the plans expense for each of the three years:

                                                  PENSION BENEFITS                 OTHER BENEFITS
                                           -----------------------------    -----------------------------
  (in thousands)                             2001       2000       1999       2001       2000       1999
---------------------------------------------------------------------------------------------------------
NET PERIODIC COST
   Service cost                           $ 15,000   $ 15,570   $ 15,858   $  3,482  $   4,031   $  3,010
   Interest cost                            64,803     62,561     61,613     14,823     15,166     14,217
   Expected return on assets               (92,907)   (91,308)   (84,488)      (352)      (305)      (261)
   Amortization of transition obligation     5,101      5,101      5,488     10,004     10,005     10,748
   Amortization of prior service cost        5,201      5,201      5,596        199        228        279
   Recognized actuarial (gain) or loss          --     (2,053)        --     (6,167)    (4,962)    (5,556)
   Special termination benefits                 --      6,902         --         --         --         --
---------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFITS COST (BENEFIT)      $ (2,802)  $  1,974    $ 4,067   $ 21,989   $ 24,163   $ 22,437
---------------------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                        1% point     1% point
($ in thousands)                                                        increase     decrease
---------------------------------------------------------------------------------------------
Effect on service and interest components of net periodic cost             2,127      (1,744)
Effect on accumulated postretirement benefit obligation                   21,292     (17,674)
---------------------------------------------------------------------------------------------

9.   AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS

The authorized classes of par value and no par value cumulative preferred and preference stocks of Northern Indiana are as follows: Cumulative Preferred - $100 par value - 2,400,000 shares; Cumulative Preferred - no par value - 3,000,000 shares; Cumulative Preference - $50 par value - 2,000,000 share (none outstanding); and Cumulative Preference - no par value - 3,000,000 shares (none outstanding).

The preferred shareholders of Northern Indiana have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

The redemption prices at December 31, 2001, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, were as follows:

                                                                           Redemption
                                                            Series    Price per Share
-------------------------------------------------------------------------------------
Northern Indiana Public Service Company:
   Cumulative preferred stock - $100 par value-             4-1/4%            $101.20
                                                            4-1/2%            $100.00
                                                             4.22%            $101.60
                                                             4.88%            $102.00
                                                             7.44%            $101.00
                                                             7.50%            $101.00
Cumulative preferred stock - no par value adjustable
   rate (6.00% at December 31, 2001), Series A
   (stated value $50 per share)                                               $ 50.00
-------------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The redemption prices at December 31, 2001, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

                                                Redemption          Sinking Fund or Mandatory
Series                                        Price per Share          Redemption Provisions
---------------------------------------------------------------------------------------------
Cumulative preferred stock -    $100 par value -
   8.35%                        $102.71, reduced periodically     3,000 shares on or before
                                                                  July 1; increasing to 6,000
                                                                  shares beginning in 2004;
                                                                  noncumulative option to
                                                                  double amount each year

   7-3/4%                       $103.53, reduced periodically     2,777 shares on or before
                                                                  December 1; noncumulative
                                                                  option to double amount
                                                                  each year

Cumulative preferred stock -    No par value -
   6.50%                        $100.00 on October 14, 2002       430,000 shares on October
                                                                  14, 2002
---------------------------------------------------------------------------------------------

Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 2001, for each of the subsequent five years were as follows:

Year Ending December 31, ($ in thousands)
--------------------------------------------------------------------------------
2002                                                                      43,578
2003                                                                         578
2004                                                                         878
2005                                                                         878
2006                                                                         878
--------------------------------------------------------------------------------

10.  COMMON STOCK

All of Northern Indiana's common stock are owned by NiSource.


11.  LONG-TERM INCENTIVE PLANS

NiSource currently issues long-term incentive grants to key management employees including management of Northern Indiana under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights (SARs), performance units, contingent stock awards and dividend equivalents payable on grants of options, performance units and contingent stock awards. Each option has a maximum term of ten years and vests one year from the date of grant. SARs may be granted only in tandem with stock options on a one-for-one basis and are payable in cash, common stock, or a combination thereof.

The amended and restated 1994 Plan provides for the issuance of up to 11 million shares through April 2004. At December 31, 2001, there were 1,920,208 shares reserved for future awards under the amended and restated 1994 Plan.

Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restrictions on shares awarded in 1995 lapsed on January 27, 2000 and vested at 116% of the number awarded, due to attaining specific earnings per share and stock appreciation goals. Restrictions on shares awarded in 1998 lapsed

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


two years from date of grant and vested at 100% of the number awarded. Restricted stock grants made in 2001 and 2000 were exchanged in 2001 for new grants equal to 150% of the shares of common stock subject to the original grants. Restricted stock issued in conjunction with the new grants generally will vest over a period of years beginning on December 31, 2002, and for the Chief Executive Officer, the awards will vest after the year of death, disability, termination without cause, change of control or retirement. Shares subject to the new grants must be held until December 31, 2004. If a participant's employment is terminated prior to vesting other than by reason of death, disability or retirement, restricted shares are forfeited. There were 1,991,643 and 667,500 restricted shares outstanding at December 31, 2001 and December 31, 2000, respectively.

Northern Indiana accounts for its allocable portion of these plans under APB Opinion No. 25. The compensation cost that was charged against net income for restricted stock awards was $0.6 million, $0.6 million and $1.2 million for years ended December 31, 2001, 2000 and 1999, respectively. On January 1, 2001, NiSource granted 1.7 million employee stock options with an identical exercise price that was less than fair market value at the time of the grant. NiSource recorded a pre-tax charge of $6.9 million in 2001 related to this option grant.

Had compensation cost been determined consistent with the provisions of the SFAS No. 123 fair value method (See Note 14), Northern Indiana's net income and earnings per share would have been the pro forma amounts below:

Year Ended December 31, ($ in thousands)              2001       2000       1999
--------------------------------------------------------------------------------
NET INCOME
   As reported                                     207,566    226,059    222,111
   Pro forma                                       201,457    222,803    220,543
--------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 3.58 - 4.90%. The weighted average fair value of options granted was $8.44, $4.61 and $3.66 during the years 2001, 2000 and 1999, respectively. There were 1,725,105, 1,235,000 and 744,750 nonqualified stock options granted to all participants for the years ended December 31, 2001, 2000, 1999, respectively. The following assumptions used for grants in 2001, 2000 and 1999:

                                         2001                 2000         1999
--------------------------------------------------------------------------------
Expected Life                        5.6 yrs.     5.4 - 5.8 yrs.       5.25 yrs.
Interest Rate                      4.0 - 4.9%         6.1 - 6.6%            5.9%
Volatility                       27.5 - 28.4%       26.2 - 29.0%           15.7%
--------------------------------------------------------------------------------


12.  LONG-TERM DEBT

Sinking fund requirements and maturities of long-term debt outstanding at December 31, 2001, for each of the four years subsequent to December 31, 2002, were as follows:

($ in thousands)
--------------------------------------------------------------------------------
2003                                                                     130,000
2004                                                                      32,000
2005                                                                      71,275
2006                                                                          --
--------------------------------------------------------------------------------

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.

Northern Indiana is authorized to issue and sell up to $217.7 million Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of December 31, 2001, $139 million of these medium-term notes had been issued with various interest rates and maturities.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13.  SHORT-TERM BORROWINGS

Northern Indiana may borrow on an intercompany basis a maximum of one billion dollars through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. As of December 31, 2001, Northern Indiana had an intercompany note payable of $335.4 million to NiSource Finance Corp. at an interest rate of 2.88%.

 at December 31, (in thousands)                                   2001       2000
---------------------------------------------------------------------------------
Commercial paper - weighted average interest rate of 7.03%    $     --   $196,200
Notes payable - weighted average interest rate of 7.70%             --    174,900
Intercompany note payable - interest rate of 2.88% for 2001    335,415     36,000
---------------------------------------------------------------------------------
TOTAL SHORT-TERM BORROWINGS                                   $335,415   $407,100
---------------------------------------------------------------------------------


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

The carrying values and estimated fair values of financial instruments were as follows:

                                                CARRYING     ESTIMATED     Carrying     Estimated
                                                  AMOUNT    FAIR VALUE       Amount    Fair Value
At December 31, ($ in thousands)                    2001          2001         2000          2000
--------------------------------------------------------------------------------------------------
Long-term investments                              5,645         5,645          251           251
Long-term debt (including current portion)       902,064       930,692      920,772       881,736
Preferred stock (including current portion)      129,661       112,459      130,816       105,531
--------------------------------------------------------------------------------------------------

Northern Indiana is subject to regulation, and gains or losses may be included in rates over a prescribed amortization period, if in fact settled at amounts approximating those above.

Northern Indiana may sell up to $100 million of certain of its accounts receivable to Citibank under a sales agreement, without recourse, which expires May, 2003. Northern Indiana has sold $100 million under this agreement. Under this agreement, Northern Indiana may not sell any new receivables to Citibank if Northern Indiana's debt falls below BBB- or Baa3 at Standard and Poor's and Moody's Investor Service, respectively.

Under a separate agreement, in conjunction with the sales agreement, Northern Indiana acts as agent for Citibank, by performing record keeping and cash collection functions for the accounts receivable sold to Citibank. Northern Indiana receives a fee, which provides adequate compensation, for such services.


15.  OTHER COMMITMENTS AND CONTINGENCIES

A. CAPITAL EXPENDITURES. Northern Indiana expects that approximately $253.8 million will be expended for construction purposes during 2002. Substantial commitments have been made in connection with this construction program.

B. SERVICE AGREEMENTS. Northern Indiana has entered into a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and Mitsubishi Heavy Industries America, Inc., under which Pure

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

D. OTHER LEGAL PROCEEDINGS. In the normal course of its business, Northern Indiana has been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on Northern Indiana's consolidated financial position.

E.   ENVIRONMENTAL MATTERS.
GENERAL. The operations of Northern Indiana are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred.

As of December 31, 2001, a reserve of approximately $15.4 million has been recorded to cover probable corrective actions at sites where Northern Indiana has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other PRPs and their financial viability, and the extent of corrective actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required, after consideration of insurance coverages and contributions from other PRPs, will not have a material effect on its financial position.

GAS DISTRIBUTION. Northern Indiana is a "potentially responsible party" (PRP) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant (MGP) sites which such subsidiaries, or their corporate predecessors, own or owned and operated. Northern Indiana may be required to share in the cost of clean-up of such sites.

Northern Indiana is party to or otherwise involved in clean-up of two waste disposal sites under Superfund or similar state laws. The final costs of clean-up have not yet been determined. As site investigations and clean-ups proceed, waste disposal site liability is reviewed periodically and adjusted as additional information becomes available.

A program has been instituted to identify and investigate former MGP sites where Northern Indiana or predecessors are the current or former owner. The investigation has identified 24 such sites. Initial investigation has been conducted at 22 sites. Investigation activities have been completed or are in progress at 19 sites. Remedial measures have been implemented or completed at 9 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS No. 5).

As costs become probable and reasonably estimable, the associated reserves will be adjusted as appropriate. Northern Indiana is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that as characterization is completed, additional remediation work is performed and more facts become available, Northern Indiana will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with Securities and Exchange Commission's Staff Accounting Bulletin No. 92, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Northern Indiana intends to continue to evaluate its facilities and properties with respect to environmental laws and regulations and take any required corrective action. To the extent site investigations have been conducted, remediation plans developed and the responsibility for remediation established, the appropriate estimated liabilities have been recorded.

As of December 31, 2001, a reserve of approximately $13.2 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any environmental response actions required, after consideration of insurance coverage and contributions from other PRPs, will not have a material effect on its financial position or results of operations.

MERCURY PROGRAM. Until the 1960s, gas regulators containing small quantities of mercury were installed in homes on some natural gas systems. The purpose of these regulators was to reduce the pressure of the natural gas flowing from the service line for use inside of the home.

In 2000, several gas distribution companies not affiliated with Northern Indiana were involved in highly publicized testing and clean-up programs resulting from mercury spills associated with the removal of gas regulators containing mercury. Northern Indiana is known to have used gas regulators that contained small quantities of mercury. Northern Indiana has implemented a program to investigate, maintain and/or remove and replace gas regulators containing mercury, including procedures ensuring that any accidental mercury spills are detected and properly cleaned up. To date no significant problems associated with past or current use or removal of mercury regulators have been identified.

As a result, Northern Indiana believes it is unlikely that any financial exposure from this matter would have a material effect on its financial position or results of operations.


ELECTRIC OPERATIONS.

On January 4, 2002, Northern Indiana filed a petition with the IURC proposing to establish an Environmental Cost Tracker. The environmental tracker is designed to identify and recover the costs that are deemed reasonable and necessary to comply with the U.S. Environmental Protection Agency (EPA) and the Indiana Department of Environmental Management (IDEM) standards.

AIR. The Clean Air Act Amendments of 1990 (CAAA) impose limits to control acid rain on the emission of sulfur dioxide and nitrogen oxides (NOx), which became fully effective in 2000. All of Northern Indiana's facilities are in compliance with the sulfur dioxide and NOx limits.

During 1998, the EPA issued a final rule, the NOx State Implementation Plan
(SIP) call, requiring certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers. The EPA stated that the intent of the rule is to lower regional transport of ozone impacting other states' ability to attain the federal ozone standard. Consistent with EPA requirements, the State of Indiana developed regulations implementing the control program, which became effective September 16, 2001. EPA approved the state rules effective December 10, 2001. Compliance with the NOx limits contained in these rules is required by May 31, 2004. The NOx emission limitations in the Indiana rules are more restrictive than those imposed on electric utilities under the CAAA's acid rain NOx reduction program described above. Capital estimates of Northern Indiana's NOx control compliance costs range from $200 to $300 million over the next 2 years. Actual compliance costs may vary depending on a number of factors including: market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

In a matter related to the NOx SIP call, several northeastern states have filed petitions with the EPA under Section 126 of the Clean Air Act. The petitions allege harm and request relief from sources of emissions in the Midwest that allegedly cause or contribute to ozone nonattainment in their states. Northern Indiana is monitoring the EPA's decisions on these petitions and existing litigation to determine the impact of these developments on programs to reduce NOx emissions at Northern Indiana's electric facilities.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matters to the EPA. The Court of Appeals decision was appealed to the Supreme Court, which heard oral arguments on November 7, 2000. The Supreme Court rendered a complex ruling on February 27, 2001 that will require some issues to be resolved by the D.C. Circuit Court and EPA before final rulemaking occurs. Consequently, final rules specifying a compliance level, deadline, and controls necessary for compliance are not expected in the near future. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations) beyond measures discussed above. Final implementation methods will be set by the EPA as well as state regulatory authorities. Northern Indiana believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA and are currently not reasonably estimable. Northern Indiana will continue to closely monitor developments in this area, however, the exact nature of the impact of the new standards on its operations will not be known for some time.

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

The CAAA also contain other provisions that could lead to limitations on emissions of hazardous air pollutants. In response to the CAAA requirements, on December 20, 2000, by notice in the Federal Register, the EPA issued a finding that the regulation of emissions of mercury and other air toxics from coal and oil-fired electric steam generating units is necessary and appropriate. The EPA expects to issue proposed regulations by December 15, 2003, and finalized regulations by December 15, 2004. The potential impact, if any, to Northern Indiana's financial results that may occur because of any of these potential new regulations is unknown at this time.

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

WATER. The Great Lakes Water Quality Initiative ("GLI") program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. As promulgated, the regulations would provide IDEM with the authority to grant water quality criteria variances and exemptions for non-contact cooling water. However, the EPA revised the variance language and other minor provisions of IDEM's GLI rule. EPA by and large left the non-contact cooling water exemption intact; however, a separate agreement between EPA and IDEM on interpretation of this exemption still leaves uncertainty as to its impact. The EPA change to the variance rule has prompted litigation by the affected industrial parties and the EPA/IDEM agreement on the non-contact cooling water exemption may be subject to future litigation. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending the outcome of litigation and the proposed permit renewal requirements, the costs of complying with these requirements cannot be predicted at this time.

REMEDIATION. Northern Indiana is a PRP at four waste disposal sites under CERCLA and similar state laws, and may be required to share in the cost of clean-up of such sites. In addition, Northern Indiana has corrective action liability under RCRA for closure and clean-up costs associated with treatment, storage, and disposal units. As of December 31, 2001, a reserve of approximately $2.2 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership of operations, the number of other PRPs and their financial viability, or the

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


extent of environmental response required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any environmental response required will not have a material effect on its financial position or results of operations.

F. OPERATING LEASES. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $11.5 million in 2001, $10.7 million in 2000 and $11.1 million in 1999.

On April 1, 1990, Northern Indiana entered into a twenty-year agreement for the rental of office facilities from NiSource Development Company, Inc., a subsidiary of NiSource, at a current annual rental payment of approximately $3.7 million.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:

($ in thousands)
--------------------------------------------------------------------------------
2002                                                                      11,162
2003                                                                      10,948
2004                                                                       7,836
2005                                                                       6,338
2006                                                                       5,936
After                                                                     32,870
--------------------------------------------------------------------------------

G. PURCHASE COMMITMENTS. Northern Indiana has service agreements that provide for pipeline capacity, transportation and storage services. These agreements which have expiration dates ranging from 2002 to 2014, provide for Northern Indiana to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2001, were:

($ in thousands)
--------------------------------------------------------------------------------
2002                                                                      60,464
2003                                                                      31,985
2004                                                                      26,233
2005                                                                      19,949
2006                                                                      14,438
After                                                                     46,992
--------------------------------------------------------------------------------

16.  SEGMENTS OF BUSINESS

Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Effective for the second quarter of 2001, Northern Indiana realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The electric wheeling, bulk power, and power trading operations were moved from the Electric Operations segment to Merchant Operations.

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

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

($ in thousands)                           Gas    Electric    Merchant   Adjustments       Total
------------------------------------------------------------------------------------------------
2001
   Operating revenues                  853,437   1,014,758     851,852     (802,149)   1,917,898
   Depreciation and amortization        81,657     166,840          --           --      248,497
   Utility operating income before
     utility income taxes               60,237     309,554      39,745       (8,619)     400,917
   Assets                              984,887   2,624,320          --           --    3,609,207
   Capital expenditures                 52,865     135,666          --           --      188,531
------------------------------------------------------------------------------------------------

2000
   Operating revenues                  913,836   1,004,616     555,295     (487,239)   1,986,508
   Depreciation and amortization        79,146     162,754          --           --      241,900
   Utility operating income before
     utility income taxes               78,057     315,654      48,125      (10,752)     431,084
   Assets                            1,216,971   2,721,890          --           --    3,938,861
   Capital expenditures                 61,220     132,193          --           --      193,413
------------------------------------------------------------------------------------------------

1999
   Operating revenues                  644,687   1,017,088     331,842     (241,398)   1,752,219
   Depreciation and amortization        75,016     158,539          --           --      233,555
   Utility operating income before
     utility income taxes               72,230     324,012      39,412       (8,826)     426,828
   Assets                              897,879   2,757,575          --           --    3,655,454
   Capital expenditures                 61,347     131,491          --           --      192,838
------------------------------------------------------------------------------------------------

The adjustments above represent the revenues and net pre-tax operating income of Northern Indiana's electric trading business which are reflected in the merchant segment above but are reported as a component of Other Income (Deductions) in the Statements of Consolidated Income. See Item 8, Note 6, "Risk Management Activities" on pages 38 through 40 for further information regarding Northern Indiana's electric power trading business.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of Northern Indiana's business operations due to nonrecurring items and seasonal weather patterns which affect earnings and related components of net revenues and operating income.

                                                First      Second       Third       Fourth
(in thousands)                                Quarter     Quarter     Quarter      Quarter
------------------------------------------------------------------------------------------
2001
   Operating revenues                       $ 738,989   $ 369,799   $ 358,590    $ 447,203
   Operating expenses and taxes               632,244     313,614     300,865      389,198
------------------------------------------------------------------------------------------
   Operating income                           106,745      56,185      57,725       58,005
   Other income (deductions)                    2,470         936      (1,018)       2,365
   Interest charges                            21,452      19,635      17,294       17,466
------------------------------------------------------------------------------------------
   Net income                                  87,763      37,486      39,413       42,904
   Dividends requirements on preferred stock    1,881       1,873       1,868        1,852
------------------------------------------------------------------------------------------
   Balance available for common stock       $  85,882   $  35,613   $  37,545    $  41,052
------------------------------------------------------------------------------------------

2000
   Operating revenues                       $ 517,039   $ 385,284   $ 411,640    $ 672,545
   Operating expenses and taxes               425,660     324,784     335,448      592,490
------------------------------------------------------------------------------------------
   Operating income                            91,379      60,500      76,192       80,055
   Other income (deductions)                      560       1,256         270         (837)
   Interest charges                            19,109      18,819      20,358       25,030
------------------------------------------------------------------------------------------
   Net income                                  72,830      42,937      56,104       54,188
   Dividends requirements on preferred stock    2,005       1,980       1,975        1,857
------------------------------------------------------------------------------------------
   Balance available for common stock       $  70,825   $  40,957   $  54,129    $  52,331
------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NORTHERN INDIANA PUBLIC SERVICE COMPANY


The following is a list of executive officers of Northern Indiana, including their names, ages and offices held, as of March 18, 2002.


EXECUTIVE OFFICERS OF THE REGISTRANT

                                                     YEARS WITH
NAME                                     AGE      NORTHERN INDIANA            OFFICE(S) HELD IN PAST 5 YEARS
----                                     ---      ----------------     ------------------------------------------
Barrett Hatches.....................     46               1            President and Chief Executive Officer
                                                                       since April 2001.

Robert J. Schacht...................     51              29            Executive Vice President and Chief
                                                                       Operating Officer since January 2001.
                                                                       Chief Operating Officer and Vice
                                                                       President since November 2000. Vice
                                                                       President, Distribution Operations from
                                                                       July 1996 to October 2000. Vice
                                                                       President, Gas Service and Sales from
                                                                       January 1994 to June 1996. Director,
                                                                       West Region prior thereto.

Jerry L. Godwin.....................     59               7            Vice President and General Manager,
                                                                       Electric Supply since July 1996. Vice
                                                                       President, Electric Supply from November
                                                                       1994 to June 1996.

Jeffrey W. Grossman.................     50               2            Vice President at Northern Indiana since
                                                                       January 2001. Vice President and
                                                                       Controller at NiSource since November
                                                                       2000.

Dennis W. McFarland.................     49              20            Treasurer at Northern Indiana since June
                                                                       2001. Vice President, Finance and
                                                                       Planning at NiSource since November
                                                                       2000.

Gary W. Pottorff....................     44              21            Secretary at Northern Indiana since
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


Throughout the past five years, each of the executive officers has been continuously active in the business of Northern Indiana except as follows:
Jeffrey W. Grossman was Vice President and Controller of Columbia Energy Group from May 1996 to October 2000; Barrett Hatches was President and Chief Executive Officer of ENSTAR Natural Gas and President and Chief Executive Officer of Alaska Pipeline Company from January 2000 to March 2001, Senior Vice President of Human Resources and Public Affairs of SEMCO Energy, Inc. from January 1999 to January 2000 and Vice President of Human Resources and Public Affairs of SEMCO Energy, Inc. from February 1997 to January 1999; Dennis W. McFarland was Vice President, Finance and Planning of NiSource from November 2000 to May 2001, Senior Vice President of Finance and Planning of Columbia Gas of Ohio from March 1996 to October 2000, and Vice President, Corporate Planning of Columbia Gas of Ohio prior thereto.

NORTHERN INDIANA PUBLIC SERVICE COMPANY


The following chart gives information about incumbent directors of Northern Indiana.

NAME, AGE AND PRINCIPAL OCCUPATIONS FOR PAST FIVE YEARS HAS BEEN     HAS BEEN
            AND PRESENT DIRECTORSHIPS HELD                        DIRECTOR SINCE
--------------------------------------------------------------------------------
Stephen P. Adik, 58-                                                   2000
--------------------
Vice Chairman of NiSource since November 2000. Senior Executive
Vice President, Chief Financial Officer and Treasurer of NiSource
from February 1999 to October 2000. Executive Vice President,
Chief Financial Officer and Treasurer of NiSource from January
1994 to January 1999. Offices held at Northern Indiana: Executive
Vice President and Chief Financial Officer from April 1997 to
October 2000. Executive Vice and President Chief Financial
Officer, Finance and Administration from April 1996 to March
1997. Executive Vice President and Chief Financial Officer from
April 1994 to March 1996.

Jeffrey W. Yundt, 56-                                                  2000
---------------------
Group President, Energy Distribution Group of NiSource since
November 2000. Executive Vice President of NiSource and
President and Chief Executive Officer of Bay State Gas
Company since February 1999. Executive Vice President and
Chief Operating Officer of Energy USA, and President of NI
Energy Services, Inc. from July 1996 to January 1999.
Offices held at Northern Indiana: Executive Vice President
from July 1996 to October 2000. Executive Vice President and
Chief Operating Officer, Gas from January 1994 to June 1996.

Patrick J. Mulchay, 60-                                                2001
-----------------------
Group President, Merchant Energy of NiSource since November
2000. Offices held at Northern Indiana: President and Chief
Operating Officer from February 1999 to October 2000.
Executive Vice President and Chief Operating Officer from
July 1996 to January 1999. Executive Vice President and
Chief Operating Officer, Electric from January 1994 to June
1996.

ITEM 11. EXECUTIVE COMPENSATION

NORTHERN INDIANA PUBLIC SERVICE COMPANY


SUMMARY. The following table summarizes all annual and long-term compensation for services provided to Northern Indiana for the years 2001, 2000, and 1999 awarded to, earned by or paid to executive officers of Northern Indiana whose total annual salary and bonus exceeded $100,000 (the "Named Officers"). The following table does not include information relating to the annual and long-term compensation for executive officers who provide service both to Northern Indiana and to NiSource and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation              Long-Term Compensation
                                             ---------------------------------    ---------------------------
                                                                                     Awards         Payouts
                                                                                  -----------    ------------
                                                                                   Securities       Long-Term
                                                                  Other Annual    Under-lying       Incentive       All Other
                                              Salary     Bonus    Compensation       Options/    Plan Payouts    Compensation
Name and Principal Position         Year      ($)(1)    ($)(2)          ($)(3)       SARS (#)          ($)(4)          ($)(5)
-----------------------------------------------------------------------------------------------------------------------------
Barrett Hatches                     2001     187,497        --          23,684          8,255              --             832
   President and Chief              2000          --        --              --             --              --              --
   Executive Officer                1999          --        --              --             --              --              --

Jerry L. Godwin,                    2001     220,000        --              --          8,255              --           1,166
   Vice President/General           2000     177,500    93,187              --         11,000         446,378           1,120
   Manager Electric Supply          1999     169,583    46,070              --          9,000              --           1,110

Robert J. Schacht                   2001     175,000        --              --          7,075              --           1,164
   Executive Vice President and     2000     152,000    79,800              --         10,000         446,378              --
   Chief Operating Officer          1999     144,583    46,795              --          8,000              --              --
-----------------------------------------------------------------------------------------------------------------------------

(1) Compensation deferred at the election of Named Officer is reported in the category and year in which such compensation was earned. The 2001 amount for Mr. Hatches includes salary for April 1, 2001 through December 31, 2001.

(2) Half of the bonuses are paid pursuant to the Senior Management Incentive Plan. The incentive plan is designed to supplement a conservative base salary with incentive bonus payments if targeted financial performance of NiSource is attained. The remaining half of the Named Officers' bonus was determined based on the on the financial performance of Northern Indiana. No bonuses were paid in 2001.

(3) The 2001 amount shown for Mr. Hatches includes a relocation allowance of $11,681 and a related tax allowance of $8,681.

(4) The payouts shown are based on the value, at date of vesting, of restricted shares awarded under NiSource's Long-Term Incentive Plan which vested during the years shown. Total restricted shares held (assuming 100% vesting) and aggregate market value at December 31, 2001 (based on the average of the high and low sale prices of the Common Stock on that date as reported on the New York Stock Exchange Composite Transactions Tape for the Named Officers were as follows: Mr. Hatches, 18,095 shares valued at $422,518, Mr. Godwin, 22,595 shares valued at $527,593 and Mr. Schacht, 20,010 shares valued at $467,234. Dividends on the restricted shares are paid to the Named Officers.

(5) "All Other Compensation" represents NiSource's contributions to the 401(K) Plan, as follows: Mr. Hatches, $832, Mr. Godwin, $1,166 and Mr. Schacht, $1,164.

NORTHERN INDIANA PUBLIC SERVICE COMPANY


OPTION GRANTS IN 2001. The following table sets forth information concerning the grants of options to purchase common stock made during 2001 to the Named Officers. No stock appreciation rights were awarded during 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                           Number of   Percent of Total
                          Securities       Options/SARS
                         Under-lying         Granted to   Exercise or    Market Price on                     Grant Date
                        Options/SARS       Employees in    Base Price      Date of Grant     Expiration   Present Value
Name                  Granted (#)(1)    Fiscal Year (2)     ($/SH)(3)          ($/SH)(4)           Date          ($)(5)
------------------------------------------------------------------------------------------------------------------------
Barrett Hatches                8,255                .41         25.94              30.19     12/31/2010          58,363
Jerry L. Godwin,               8,255                .48         25.94              30.19     12/31/2010          58,363
Robert J. Schacht              7,075                .41         25.94              30.19     12/31/2010          50,020
------------------------------------------------------------------------------------------------------------------------

(1) All options granted in 2001 are fully exercisable commencing one year from the date of grant. Vesting may be accelerated as a result of certain events relating to a change in control of NiSource. The exercise price and tax withholding obligation related to exercise may be paid by delivery of already owned shares of common stock or by reducing the number of shares of common stock received on exercise, subject to certain conditions.

(2) Based on an aggregate of 1,725,105 options granted to all NiSource employees in 2001.

(3) The options were granted at the average of high and low sale prices of the common stock as reported on December 1, 2000, as reported on the New York Stock Exchange Composite Transactions Tape.

(4) Based on the average of high and low sale prices of common stock on January 2, 2001, as reported on the New York Stock Exchange Composite Transaction Tape.

(5) Grant date present value is determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model for the January 1, 2001 grants (expiring December 31, 2010) were as follows: expected volatility - 20% (estimated stock price volatility for the term of the grant); risk-free rate of return - 5.9% (the rate for a ten-year U.S. treasury); risk of forfeiture - 10%; estimated annual dividend - $1.19; option term - ten years; vesting - 100% one year after date of grant; and an expected option term of 5.4 years. No assumption was made relating to non-transferability. Actual gains, if any, on option exercises and common shares are dependent on the future performance of the common stock and overall market condition. The amounts reflected in this table may not be achieved.

NORTHERN INDIANA PUBLIC SERVICE COMPANY


OPTION EXERCISES IN 2001. The following table sets forth certain information concerning the exercise of options or stock appreciation rights during 2001 by each of the Named Officers and the number and value of unexercised options and stock appreciation rights at December 31, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities           Value of Unexercised
                                                           Underlying Unexercised              In-the-Money
                                                               Options/SARS at               Options/SARS at
                               Shares                        Fiscal Year-End (#)           Fiscal Year-End ($)(1)
                             Acquired          Value    ----------------------------    ---------------------------
Name                  on Exercise (#)  Realized ($)    Exercisable    Unexercisable    Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------------------
Barrett Hatches                    --             --             --            8,255             --              --
Jerry L. Godwin,               10,000        148,437         52,000            8,255        140,241              --
Robert J. Schacht                  --             --         65,000            7,075        269,580              --
--------------------------------------------------------------------------------------------------------------------

(1) Represents the difference between the option exercise price and $23.35, the average of high and low sale prices of the common shares on December 31, 2001, as reported on the New York Stock Exchange Composite Transactions Tape.

LONG-TERM INCENTIVE PLAN AWARDS IN 2001. The following table sets forth information concerning the shares of restricted stock and shares of contingent stock of NiSource awarded pursuant to the Long-Term Incentive Plan during 2001 to each of the Named Officers.

          LONG-TERM STOCK INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                             Estimated Future Payouts Under
                              Number of      Performance or Other              Non-Stock Price-Based Plans
                       Shares, Units or        Other Period Until    ---------------------------------------------
Name                   Other Rights (#)      Maturation or Payout    Threshold (#)      Target (#)      Maximum (#)
--------------------------------------------------------------------------------------------------------------------
Barrett Hatches              18,095 (1)                  Variable           18,095          18,095           18,095
                             12,063 (2)                   4-5 yrs               --          12,063           24,126
Jerry L. Godwin,              9,095 (1)                  Variable            9,095           9,095            9,095
                              6,063 (2)                   4-5 yrs               --           6,063           12,126
Robert J. Schacht             6,510 (1)                  Variable            6,510           6,510            6,510
                              4,340 (2)                   4-5 yrs               --           4,340            8,680
--------------------------------------------------------------------------------------------------------------------

(1) On December 31, 2001, Messrs. Hatches, Godwin and Schacht exchanged restricted stock awards made in 2000 and 2001 for replacement restricted stock awards. The original 2000 and 2001 awards were scheduled to vest on December 31, 2002 at percentages varying from 0% to 200% related to specific financial performance objectives, including earnings per share targets, stock price targets and total shareholder return. Based on performance up to the time of the exchange, Messrs. Hatches, Godwin and Schacht would have been eligible to receive approximately 160% of the restricted stock awards made in 2000 and 2001. The award holders exchanged the original awards for replacement awards equal to 150% of the shares subject to the original awards. The replacement awards will be subject to a holding period which will require that any shares representing the replacement awards shall not be disposed of until December 31, 2004, except in the case of death, disability, termination without cause, change of control or retirement, in which case the shares are not subject to the holding period. The terms of the awards issued in exchange for the 2001 awards are shown in the table above. The numbers of restricted shares issued in exchange for the 2000 awards are as follows: Mr. Godwin, 13,500; and Mr. Schacht, 13,500.

NORTHERN INDIANA PUBLIC SERVICE COMPANY


(2) Represents contingent stock awards granted to each Named Officer in 2001. The restrictions on 50% of the contingent stock awarded during 2001 lapse on December 31, 2004. The restrictions on the remaining 50% lapse on December 31, 2005. The vesting of the contingent stock varies from 0% to 200% of the number awarded, based upon meeting certain specific financial performance objectives, including earnings per share targets, stock price targets and total shareholder return. There is a one-year holding period after the restrictions lapse for the first 50% of the shares of contingent stock awarded. The remaining shares of contingent stock awarded are not subject to a holding period.


PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The following table shows estimated annual benefits, giving effect to NiSource's Pension Plan and Supplemental Retirement Plan (the "Supplemental Plan," as described below), payable upon retirement to persons in the specified remuneration and years-of-service classifications.

                               PENSION PLAN TABLE

                                             Years of Service
                         -------------------------------------------------------
Remuneration                  15          20          25          30          35
--------------------------------------------------------------------------------
150,000                   53,700      71,600      75,350      79,100      81,000
200,000                   76,200     101,600     106,600     111,600     111,600
250,000                   98,700     131,000     137,850     144,100     144,100
300,000                  121,200     161,100     169,100     176,600     176,600
350,000                  143,700     191,600     200,350     209,100     209,100
400,000                  166,200     221,600     231,600     241,600     241,600
450,000                  188,700     251,600     262,850     274,100     274,100
500,000                  211,200     281,600     294,100     306,600     306,600
--------------------------------------------------------------------------------

The credited years of service for each of the Named Officers, pursuant to the Supplemental Plan, are as follows: Barrett Hatches - 1 year, Jerry L. Godwin - 7 years and Robert J. Schacht - 29 years.

Upon their retirement, regular employees and officers of NiSource and its subsidiaries which adopt the plan (including directors who are also full-time officers) will be entitled to a monthly pension in accordance with the provisions of NiSource's pension plan, originally effective as of January 1, 1945. The pensions are payable out of a trust fund established under the pension plan with The Northern Trust Company; trustee. The trust fund consists of contributions made by NiSource and the earnings of the fund. Over a period of years the contributions are intended to result in overall actuarial solvency of the trust fund. The pension plan of NiSource has been determined by the Internal Revenue Service to be qualified under Section 401 of the Internal Revenue Code.

Pension benefits are determined separately for each participant. The formula for a monthly payment for retirement at age 65 is 1.7% of average monthly compensation multiplied by years of service (to a maximum of 30 years) plus 0.6% of average monthly compensation multiplied by years of service over 30. Average monthly compensation is the average for the 60 consecutive highest-paid months in the employee's last 120 months of service. Covered compensation is defined as wages reported as W-2 earnings (up to a limit set forth in the Internal Revenue Code and adjusted periodically) plus any salary reduction contributions made under the NiSource's 401(k) plan, minus any portion of a bonus in excess of 50% of base pay and any amounts paid for unused vacation time and vacation days carried forward from prior years. The benefits listed in the Pension Plan table are not subject to any deduction for Social Security or other offset amounts.

NiSource also has a Supplemental Executive Retirement Plan for officers. Participants in the supplemental plan are selected by the board of directors. Benefits from this plan are to be paid from assets of a trust and from the general assets of NiSource.

NORTHERN INDIANA PUBLIC SERVICE COMPANY


The Supplemental Executive Retirement Plan provides a retirement benefit at age 65 of the greater of (i) 60% of five-year average pay (prorated for less than 20 years of service) and an additional 0.5% of 5-year average pay per year for participants with between 20 and 30 years of service less Primary Social Security Benefits per year, or (ii) the benefit formula under NiSource's Pension Plan. In either case, the benefit is reduced by the actual pension payable from NiSource's Pension Plan. In addition, the Supplemental Executive Retirement Plan provides certain early retirement and disability benefits and pre-retirement death benefits for the spouse of a participant.


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

NORTHERN INDIANA PUBLIC SERVICE COMPANY

     (a) (1) The Financial Statements filed as part of this report on Form 10-K are included in Item 8.

          (2) The following is a list of the Financial Statements Schedule filed herewith as part of this report on Form 10-K:

               Schedule Number  Description                        Page of 2001 10-K
               ---------------------------------------------------------------------
               II               Valuation and Qualifying Accounts       62 - 63
               ---------------------------------------------------------------------

          (3) Exhibits - The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index. Each management contract or compensatory plan or arrangement of Northern Indiana listed on the Exhibit Index is separately identified by an asterisk.

     (b)  Reports on Form 8-K: None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K (continued)


                                      NORTHERN INDIANA PUBLIC SERVICE COMPANY

                                  SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                                       TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                                      Additions
                                                               ----------------------    Deductions for
                                                               Charged to     Charged     Purposes for
                                                    Balance     Costs and    to Other   which Reserves         Balance
Description ($ in thousands)                   Jan. 1, 2001      Expenses    Accounts     were Created   Dec. 31, 2001
----------------------------------------------------------------------------------------------------------------------
Reserves Deducted in Consolidated Balance
   Sheet from Assets to Which They Apply:
     Reserve for accounts receivable                 10,454        15,044          --           13,640          11,858

Reserves Classified Under Reserve Section
   of Consolidated Balance Sheet:
     Injuries and damages reserve                     7,934         4,050          --            4,951           7,033
     Environmental reserves                          17,099          (954)         --              747          15,398
     Miscellaneous operating reserves                 3,515            --          --               14           3,501
     Restructuring reserves                           1,187         9,108          --              600           9,695
----------------------------------------------------------------------------------------------------------------------

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                                      Additions
                                                               ----------------------   Deductions for
                                                               Charged to     Charged     Purposes for
                                                    Balance     Costs and    to Other   which Reserves         Balance
Description ($ in thousands)                   Jan. 1, 2000      Expenses    Accounts     were Created   Dec. 31, 2000
----------------------------------------------------------------------------------------------------------------------
Reserves Deducted in Consolidated Balance
   Sheet from Assets to Which They Apply:
     Reserve for accounts receivable                  7,804         9,344          --            6,694          10,454

Reserves Classified Under Reserve Section
   of Consolidated Balance Sheet:
     Injuries and damages reserve                     7,369         5,250          --            4,685           7,934
     Environmental reserves                          17,329         1,548          --            1,778          17,099
     Miscellaneous operating reserves                 3,515            --          --               --           3,515
     Restructuring reserves                              --         2,500          --            1,313           1,187
----------------------------------------------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K (continued)


                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 1999

                                                                       Additions
                                                               ----------------------   Deductions for
                                                               Charged to     Charged     Purposes for
                                                    Balance     Costs and    to Other   which Reserves         Balance
Description ($ in thousands)                   Jan. 1, 1999      Expenses    Accounts     were Created   Dec. 31, 1999
----------------------------------------------------------------------------------------------------------------------
Reserves Deducted in Consolidated Balance
   Sheet from Assets to Which They Apply:
     Reserve for accounts receivable                  4,458        13,322          --            9,976           7,804

Reserves Classified Under Reserve Section
   of Consolidated Balance Sheet:
     Injuries and damages reserve                     6,540         5,100          --            4,271           7,369
     Environmental reserves                          18,778         3,710          --            5,159          17,329
     Miscellaneous operating reserves                 3,515            --          --               --           3,515
----------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        Northern Indiana Public Service Company
                                       -----------------------------------------
                                                      (Registrant)



Date March 25, 2002                    By:         /s/ BARRETT HATCHES
                                           -------------------------------------
                                                      Barrett Hatches
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/    BARRETT HATCHES           President and Chief Executive    March 25, 2002
-----------------------------    Officer
Barrett Hatches                  (Principal Executive Officer)


/s/    STEPHEN P. ADIK           Director                         March 25, 2002
-----------------------------
Stephen P. Adik

/s/    JEFFREY W. GROSSMAN       Vice President                   March 25, 2002
-----------------------------    (Principal Accounting Officer)
Jeffrey W. Grossman

/s/    DENNIS W. MCFARLAND       Treasurer                        March 25, 2002
-----------------------------    (Principal Financial Officer)
Dennis W. McFarland

/s/    PATRICK J. MULCHAY        Director                         March 25, 2002
-----------------------------
Patrick J. Mulchay

/s/    JEFFREY W. YUNDT          Director                         March 25, 2002
-----------------------------
Jeffrey W. Yundt

EXHIBIT INDEX

Exhibit
Number                        Description of Item
------                        -------------------

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

(4.12) Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and
        $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.16 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 1994).

(4.13) First Amendments to Financing Agreement No. 1, dated as of November 1, 2000, between Jasper County and Northern Indiana regarding Series 1988A Pollution Control Refunding Revenue Bonds. Northern Indiana entered into identical First Amendments to Financing Agreements Nos. 2, 3 and 4, each dated as of November 1, 2000, between Jasper County and Northern Indiana in connection with the Series 1988B, 1988C and 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.13 to the Northern Indiana Annual Report on Form 10-K for the period ended December 31, 2000).

(4.14) First Amendment to Financing Agreement, dated as of November 1, 2000, between Jasper County, Indiana and Northern Indiana regarding the Series 1994A, 1994B and 1994C Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.14 to the Northern Indiana Annual Report on Form 10-K for the period ended December 31, 2000).

(10.1) Amended and Restated Pension Plan Provisions effective January 1, 1989 (incorporated by reference to Exhibit 17 to Northern Indiana Current Report of Form 8-K dated March 25, 1992).*

(10.2) Service Agreement dated January 1, 2001, between NiSource Corporate Services Company and Northern Indiana (incorporated by reference to
        Exhibit 10.2 to the Northern Indiana Annual Report on Form 10-K for the period ended December 31, 2000).

(23)    Consent of Arthur Andersen LLP.**



---------------
 *Management contract or compensatory plan arrangement of Northern Indiana. **Exhibit filed herewith.