Form 10-Q
period 2002-03-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2002-05-10
CIK 72843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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



Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
         Title of each class                                on which registered
         -------------------                                -------------------
     Series A Cumulative Preferred - No Par Value             New York
     4-1/4% Cumulative Preferred - $100 Par Value             American

Securities registered pursuant to Section 12(g) of the Act: Cumulative Preferred Stock - $100 Par Value (4-1/2%, 4.22%, 4.88%, 7.44% and 7.50% Series)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

As of May 1, 2002, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                                      None

                    NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

           Statements of Consolidated Income ......................      3

           Consolidated Balance Sheets ............................      4

           Statements of Consolidated Cash Flows ..................      6

         Notes to Consolidated Financial Statements ...............      7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..........     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ........................................     20

Item 2.  Changes in Securities and Use of Proceeds ................     20

Item 3.  Defaults Upon Senior Securities ..........................     20

Item 4.  Submission of Matters to a Vote of Security Holders ......     20

Item 5.  Other Information ........................................     20

Item 6.  Exhibits and Reports on Form 8-K .........................     20

         Signature ................................................     21

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME


Three Months Ended March 31, (in millions)                                                2002                 2001
--------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)          (unaudited)
OPERATING REVENUES
    Gas Distribution                                                                   $ 288.8              $ 483.3
    Electric                                                                             261.9                256.4
--------------------------------------------------------------------------------------------------------------------
    Gross Operating Revenues                                                             550.7                739.7
--------------------------------------------------------------------------------------------------------------------
COST OF ENERGY
    Gas costs                                                                            176.7                357.7
    Fuel for electric generation                                                          52.8                 51.6
    Power purchased                                                                       28.4                 16.6
--------------------------------------------------------------------------------------------------------------------
    Cost of sales                                                                        257.9                425.9
--------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                                                       292.8                313.8
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation                                                                             63.7                 51.9
    Maintenance                                                                           16.1                 19.0
    Depreciation and amortization                                                         62.6                 61.9
    Other taxes                                                                           19.8                 23.5
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                 162.2                156.3
--------------------------------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME BEFORE UTILITY
    INCOME TAXES                                                                         130.6                157.5
--------------------------------------------------------------------------------------------------------------------
UTILITY INCOME TAXES                                                                      41.8                 50.1
--------------------------------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME                                                                  88.8                107.4
--------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)                                                                 (0.5)                 1.8
--------------------------------------------------------------------------------------------------------------------
INTEREST
    Interest on long-term debt                                                            12.9                 14.6
    Other interest                                                                         2.0                  5.8
    Amortization of premium, reacquisition premium,
      discount and expense on debt, net                                                    0.6                  1.0
--------------------------------------------------------------------------------------------------------------------
Total Interest                                                                            15.5                 21.4
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                              $ 72.8               $ 87.8
====================================================================================================================

DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                                                  1.9                  1.9
--------------------------------------------------------------------------------------------------------------------
BALANCE AVAILABLE FOR COMMON SHARES                                                     $ 70.9               $ 85.9
--------------------------------------------------------------------------------------------------------------------
COMMON DIVIDENDS DECLARED                                                               $ 31.0              $ 109.0
--------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS


                                                                                      MARCH 31,            December 31,
(in millions)                                                                              2002                    2001
------------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
ASSETS
UTILITY PLANT, at original cost
    Electric                                                                          $ 4,456.7               $ 4,440.2
    Gas                                                                                 1,429.2                 1,423.7
    Common                                                                                364.1                   355.1
------------------------------------------------------------------------------------------------------------------------
    Total Utility Plant                                                                 6,250.0                 6,219.0
    Less: Accumulated provision for depreciation and amortization                       3,415.1                 3,357.2
------------------------------------------------------------------------------------------------------------------------
    Net utility plant                                                                   2,834.9                 2,861.8
------------------------------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS                                                              8.4                     8.1
------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
    Cash and cash equivalents                                                               8.4                    16.0
    Accounts receivable (less reserve of $11.2 and $11.9, respectively)                   144.3                   116.4
    Gas cost adjustment clause                                                             29.8                    28.2
    Materials and supplies, at average cost                                                46.1                    44.7
    Electric production fuel, at average cost                                              33.4                    29.2
    Natural gas in storage, at last-in, first-out cost                                      5.9                   104.7
    Price risk management assets                                                            0.3                      --
    Prepayments and other                                                                  44.7                    40.3
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                      312.9                   379.5
------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
    Regulatory assets                                                                     168.3                   170.0
    Prepayments and other                                                                 191.0                   194.3
------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                        359.3                   364.3
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 3,515.5               $ 3,613.7
========================================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS


                                                                                        MARCH 31,           December 31,
(in millions)                                                                                2002                   2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity                                                             $ 1,079.0              $ 1,036.3
Preferred Stocks--
    Series without mandatory redemption provisions                                           81.1                   81.1
    Series with mandatory redemption provisions                                               5.0                    5.0
Long-term debt, excluding amounts due within one year                                       823.1                  843.1
-------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                      1,988.2                1,965.5
-------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
    Current redeemable preferred stock subject to mandatory redemption                       43.0                   43.0
    Current portion of long-term debt                                                        79.0                   59.0
    Short term borrowings                                                                   139.5                  335.4
    Accounts payable                                                                        136.4                  145.8
    Dividends declared on common and preferred stocks                                         1.8                    1.7
    Customer deposits                                                                        33.4                   31.8
    Taxes accrued                                                                           264.6                  195.4
    Interest accrued                                                                         14.7                    7.8
    Fuel adjustment clause                                                                     --                    3.7
    Accrued employment costs                                                                 44.9                   34.1
    Price risk management liabilities                                                         0.1                    5.6
    Other accruals                                                                           22.5                   24.7
-------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                   779.9                  888.0
-------------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
    Deferred income taxes                                                                   458.0                  464.7
    Deferred investment tax credits                                                          69.6                   71.4
    Deferred credits                                                                         45.2                   48.9
    Accrued liability for postretirement benefits                                           160.7                  160.8
    Regulatory liabilities                                                                    4.6                    4.5
    Other noncurrent liabilities                                                              9.3                    9.9
-------------------------------------------------------------------------------------------------------------------------
Total Other                                                                                 747.4                  760.2
-------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (see notes)                                                      --                     --
-------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                                    $ 3,515.5              $ 3,613.7
=========================================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS


Three Months Ended March 31, (in millions)                                            2002                   2001
------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)            (unaudited)
OPERATING ACTIVITIES
    Net Income                                                                      $ 72.8                 $ 87.8
    Adjustments to reconcile net income to net cash:
      Depreciation and amortization                                                   62.6                   61.9
      Net changes in price risk management activities                                 (5.8)                   5.1
      Deferred income taxes                                                           (6.0)                  (8.0)
      Amortization of deferred investment tax credits                                 (1.8)                  (1.8)
      Other, net                                                                       6.7                   (4.8)
------------------------------------------------------------------------------------------------------------------
                                                                                     128.5                  140.2
    Changes in components of working capital:
      Accounts receivable, net                                                       (27.9)                 (70.6)
      Electric production fuel                                                        (4.2)                 (11.5)
      Materials and supplies                                                          (1.4)                   2.0
      Natural gas in storage                                                          98.8                   93.5
      Accounts payable                                                                 0.7                 (122.8)
      Taxes accrued                                                                   69.2                   84.5
      Fuel adjustment clause                                                          (3.7)                   1.0
      Gas cost adjustment clause                                                      (1.6)                  64.5
      Accrued employment costs                                                        10.8                  (18.9)
      Other accruals                                                                   4.8                   22.7
      Other, net                                                                      (6.0)                  (3.0)
------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                                   268.0                  181.6
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      Construction expenditures                                                      (34.2)                 (43.4)
      Other investing activities, net                                                (12.7)                 (10.2)
------------------------------------------------------------------------------------------------------------------
Net Investing Activities                                                             (46.9)                 (53.6)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      Change in short-term debt                                                     (195.9)                 (78.4)
      Dividends paid - common shares                                                 (31.0)                 (50.0)
      Dividends paid - preferred shares                                               (1.8)                  (1.8)
------------------------------------------------------------------------------------------------------------------
Net Financing Activities                                                            (228.7)                (130.2)
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                      (7.6)                  (2.2)
Cash and cash equivalents at beginning of period                                      16.0                   17.9
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 8.4                 $ 15.7
==================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for interest, net of amounts capitalized                               9.5                   14.6
      Cash paid for income taxes                                                        --                     --
------------------------------------------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF ACCOUNTING PRESENTATION

The accompanying unaudited consolidated financial statements for Northern Indiana Public Service Company (Northern Indiana) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Northern Indiana's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

2.    RESTRUCTURING ACTIVITIES

During 2000, NiSource Inc. (NiSource) developed and began the implementation of a plan to restructure its operations. The restructuring plan included a severance program, a transition plan to implement operational efficiencies throughout NiSource's operations and a voluntary early retirement program. During 2001, the restructuring initiative was continued with the addition of a plan to restructure the operations within the NiSource's Gas Distribution and Electric Operations segments. Additionally, in December 2001 Northern Indiana announced its plan to indefinitely shut down the Dean H. Mitchell Generating Station located in Gary, Indiana.

For all of the plans, a total of approximately 225 management, professional, administrative and technical positions will be eliminated. As of March 31, 2002, 66 employees had been terminated. At March 31, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $7.8 million and $9.7 million related to the restructuring plans.

3.    ELECTRIC OPERATIONS REGULATORY REVIEW

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

4.    RISK MANAGEMENT ACTIVITIES

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks inherent in its business. Northern Indiana accounts for its derivatives under Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" and accounts for its trading derivatives that do not qualify as derivatives accounted for under SFAS No. 133 pursuant to Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SFAS NO. 133. The activity for the first quarter of 2002 quarter with respect to cash flow hedges included the following:

Three Months Ended March 31, ( in millions)                                         2002
-----------------------------------------------------------------------------------------
UNREALIZED GAINS (LOSSES) ON DERIVATIVES QUALIFYING AS CASH
    FLOW HEDGES:
    Unrealized hedging (losses) arising during the period due
      to cumulative effect of a change in accounting principle,
      recognized at January 1, 2002, net of tax                                   $ (2.7)

    Unrealized hedging gains arising during the period on
      derivatives qualifying as cash flow hedges, net of tax                         1.8

    Reclassification adjustment for net gain included in net
      income, net of tax                                                             0.9
-----------------------------------------------------------------------------------------
    Net unrealized gains (losses) on derivatives qualifying as cash
      flow hedges, net of tax                                                     $   --
-----------------------------------------------------------------------------------------


Unrealized gains and losses on Northern Indiana's cash flow and fair value hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on Northern Indiana's trading portfolio. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on hedges of $0.3 million and effectively zero at March 31, 2002 and December 31,2001, respectively,and all of which was included in "Current Assets." Price risk management liabilities related to unrealized gains and losses on hedges were $0.1 million and $ 5.6 million at March 31, 2002 and December 31, 2001, respectively all of which was included in "Current Liabilities."

During the first quarter of 2002, no components of the derivatives' fair values were excluded in the assessment of hedge effectiveness. Also during the first quarter, no amounts were reclassified from other comprehensive income to earnings due to the probability that the forecasted transactions would not occur. Accumulated other comprehensive income related to cash flow hedges is zero at March 31, 2002.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TRADING ACTIVITIES. Northern Indiana's trading operations included the activities of its power trading business. Since power trading assets and liabilities were temporarily transferred to Energy USA-TPC Corp., a subsidiary of NiSource, effective November 1, 2001, there were no trading assets and liabilities at March 31, 2002 and December 31, 2001.

5.    BUSINESS SEGMENT INFORMATION

Northern Indiana's operations are divided into three primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Merchant Operations segment provides energy-related services including electric wheeling, bulk power and provided power trading through October 31, 2001.

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

($ in millions)                                           GAS       ELECTRIC   MERCHANT    ADJUSTMENTS   TOTAL
---------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2002
    Operating revenues                                    288.8         238.8       23.1          --      550.7
    Utility operating income before utility income taxes   58.8          65.6        6.2          --      130.6

FOR THE THREE MONTHS ENDED MARCH 31, 2001
    Operating revenues                                    483.3         247.3      123.3      (114.2)     739.7
    Utility operating income before utility income taxes   73.8          76.8       11.9        (5.0)     157.5
---------------------------------------------------------------------------------------------------------------

Other Income (Deductions) in the Statement of Consolidated Income were comprised of the following items:

($ in millions)                                                   MERCHANT             OTHER             TOTAL
---------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2002
    Power trading revenues                                              --                --                --
    Power trading cost of sales                                         --                --                --
    Power trading administrative expenses                               --                --                --
    Power trading unrealized gains (losses)                             --                --                --
    Other                                                               --              (0.5)             (0.5)
---------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                                     --              (0.5)             (0.5)
---------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2001
    Power trading revenues                                           108.6                --             108.6
    Power trading cost of sales                                     (108.8)               --            (108.8)
    Power trading administrative expenses                             (0.4)               --              (0.4)
    Power trading unrealized gains (losses)                            5.6                --               5.6
    Other                                                               --              (3.2)             (3.2)
---------------------------------------------------------------------------------------------------------------
    Total Other Income (Deductions)                                    5.0              (3.2)              1.8
---------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                              CONSOLIDATED RESULTS

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Northern Indiana's plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Northern Indiana may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Northern Indiana, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Northern Indiana's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Northern Indiana's regulated businesses, dealings with third parties over whom Northern Indiana has no control, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which are beyond the control of Northern Indiana. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

The following Management's Discussion and Analysis should be read in conjunction with Northern Indiana's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Form 10-K).

                              FIRST QUARTER RESULTS

Net Income

Northern Indiana reported net income of $72.8 million for the three months ended March 31, 2002, compared to $87.8 million in the 2001 period.

Net Revenues

Total consolidated net revenue (operating revenues less cost of sales) for the three months ended March 31, 2002, was $292.8 million, a $21.0 million decrease over the same period last year. The decrease is attributed to lower gas, electric and merchant margins and the unfavorable impact of warmer than normal weather. Decrease in gas cost recovery initiative revenues also contributed to the decrease.

Expenses

Operating expenses for the first quarter of 2002 were $162.2 million, an increase of $5.9 million over the same period last year. Operation and maintenance expenses increased $8.9 million due to increased administrative and general expenses and increased customer accounts expenses, partially offset by decreased electric production maintenance expenses. Depreciation and amortization increased $0.7 million due to plant additions. Other taxes decreased $3.7 million principally due to decreased Indiana Gross Income Tax.

Utility Income Taxes

Utility income tax expense for the first quarter of 2002 was $41.8 million, compared to $50.1 million in 2001, due to lower pre-tax income in the current period.

Other Income (Deductions)

Other income (Deductions) for the first quarter of 2002 decreased $2.3 million mainly as a result of decreased power trading operating income. Effective November 1, 2001, Northern Indiana's power trading operations were temporarily transferred to Energy USA-TPC Corp., a subsidiary of Nisource.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Interest

Interest expense was $15.5 million for the first quarter of 2002, compared to $21.4 million in 2001, primarily due to lower average interest rates on short-term debt outstanding and decreased short-term and long-term debt.

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. A significant portion of Northern Indiana's operations, most notably in the gas and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts for electric sales normally exceed requirements. Also, during the summer months, cash on hand, together with external short-term and long-term financing, is used in operations to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from NiSource Finance Corp. (NFC). NFC borrows funds in the commercial paper market and maintains a $1.75 billion revolving credit facility with a syndicate of banks for back-up liquidity purposes. The credit facility is guaranteed by NiSource.

Northern Indiana may borrow on an intercompany basis a maximum of one billion dollars through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. As of March 31, 2002, Northern Indiana had $139.5 million of intercompany short-term borrowings outstanding with NFC at a weighted average interest rate of 2.68%.

Northern Indiana may sell up to $100 million of certain of its accounts receivable to Citibank under a sales agreement, without recourse, which expires May 2003. Northern Indiana has sold $100 million under this agreement. Under this agreement, Northern Indiana may not sell any new receivables to Citibank if Northern Indiana's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's Investor Service, respectively.

Credit Ratings

On December 6, 2001 Fitch Ratings downgraded the long-term debt ratings of NiSource and its subsidiaries. Fitch cited weak consolidated credit coverage ratios and higher than projected debt levels at NiSource, resulting in a credit profile which was more consistent with a "BBB" rating category, rather than the previous "BBB+" rating. At the same time, Fitch also assigned a "Stable" ratings outlook for NiSource and its subsidiaries. On February 5, 2002, Fitch reaffirmed the credit ratings of NiSource and its subsidiaries, but revised NiSource's ratings outlook from "Stable" to "Negative". In January 2002, Standard and Poor's affirmed NiSource's BBB credit rating and its A2 commercial paper rating with a negative outlook. On December 7, 2001, Moody's Investors Service put under review for possible downgrade the short-term and long-term debt ratings of NiSource and its subsidiaries. Moody's stated rationale for their negative ratings watch action was NiSource's higher than expected overall leverage level and concerns about the effect that the weakening local economy might have on NiSource's operating results. Immediately following the Moody's ratings watch action, NiSource's ability to rollover maturities within the A2/P2 commercial paper market was significantly constrained. As a result, NiSource utilized its revolving credit facility to fund a number of commercial paper maturities occurring subsequent to the Moody's ratings watch action. At March 31, 2002, $1.0 billion of commercial paper maturities had been refinanced through NiSource's revolving credit facility. On February 1, 2002, Moody's downgraded the senior unsecured long-term debt ratings of NiSource and NFC to Baa3 and the commercial paper rating of NFC to P3 with a negative outlook. In addition, Moody's downgraded the long-term debt ratings of all other rated subsidiaries to Baa2 to align the ratings of the subsidiaries and bring them closer to the parent's ratings going forward. As a split-rated A2/P3 commercial paper issuer, NiSource has had its access to the commercial paper market constrained and has met its liquidity needs going forward by using its revolving credit facility and is expected to refinance a portion of its short-term borrowing requirements in the fixed-income capital markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY


                MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

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

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC. These instruments have interest rates that are indexed to short-term market interest rates. At March 31, 2002, the combined borrowings outstanding under these facilities totaled $139.5 million. Based upon average borrowings under these agreements during 2002, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $0.6 million for the three months ending March 31, 2002.

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

Refer to and "Risk Management Activities" in Note 4 of Notes to the Consolidated Financial Statements for further discussion of Northern Indiana's risk management.

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

Insurance Renewal

Since the September 11, 2001 terrorist attacks that occurred on the World Trade Center in New York City and the Pentagon in Washington D.C, Northern Indiana has noted evidence of substantial rate increases and additional coverage restrictions in the energy insurance market. Northern Indiana expects the cost of its insurance and related deductibles to be higher than they were previously, when much of its insurance is renewed in July 2002.

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

Northern Indiana's operations are divided into three primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Merchant Operations segment provides energy-related services including electric wheeling, bulk power and power trading through October 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS


Three Months Ended March 31, (in millions)                                     2002                    2001
------------------------------------------------------------------------------------------------------------
NET REVENUES
    Sales revenues                                                          $ 276.5                 $ 468.8
    Less: Cost of gas sold                                                    176.7                   357.7
------------------------------------------------------------------------------------------------------------
    Net Sales Revenues                                                         99.8                   111.1
    Transportation Revenues                                                    12.3                    14.5
------------------------------------------------------------------------------------------------------------
Net Revenues                                                                  112.1                   125.6
------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                                                  26.4                    21.7
    Depreciation and amortization                                              20.4                    20.4
    Other taxes                                                                 6.5                     9.7
------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                       53.3                    51.8
------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                      $ 58.8                  $ 73.8
============================================================================================================

REVENUES ($ IN MILLIONS)
    Residential                                                               182.3                   334.9
    Commercial                                                                 56.0                   111.0
    Industrial                                                                 22.9                    54.5
    Transportation                                                             12.3                    14.5
    Deferred Gas Costs                                                          0.8                   (64.4)
    Other                                                                      14.5                    32.8
------------------------------------------------------------------------------------------------------------
Total                                                                         288.8                   483.3
------------------------------------------------------------------------------------------------------------

SALES AND TRANSPORTATION  (MDth)
    Residential Sales                                                          28.9                    30.0
    Commercial Sales                                                            9.5                    10.2
    Industrial Sales                                                            3.9                     4.3
    Transportation                                                             40.0                    39.4
    Other                                                                       3.8                     3.1
------------------------------------------------------------------------------------------------------------
Total                                                                          86.1                    87.0
------------------------------------------------------------------------------------------------------------

HEATING DEGREE DAYS                                                           2,375                   2,725
NORMAL HEATING DEGREE DAYS                                                    2,809                   2,809
% COLDER (WARMER) THAN NORMAL                                                  (15%)                    (3%)

CUSTOMERS
    Residential                                                             626,621                 621,969
    Commercial                                                               48,095                  48,183
    Industrial                                                                3,318                   3,459
    Transportation                                                           14,810                  15,352
    Other                                                                        15                      21
------------------------------------------------------------------------------------------------------------
TOTAL                                                                       692,859                 688,984
------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Northern Indiana's natural gas distribution operations (Gas Distribution) serve approximately 693,000 customers in the northern part of Indiana.

Market Conditions

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

Northern Indiana has pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of its service territory, the sale of products and services in its service territories and gas supply cost incentive mechanisms for service to its core markets. The upstream products are made up of transactions that occur between Northern Indiana and a buyer for the sales of unbundled or rebundled gas supply and capacity products. The on-system services are offered by Northern Indiana to customers and include products such as the transportation of gas on Northern Indiana's system. The incentive mechanisms gives Northern Indiana an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions varies. Northern Indiana generated $3.6 million in net revenues from various non-traditional sales and incentive programs in the first quarter of 2002, a $5.5 million decrease over the prior period.

Weather

Weather in Northern Indiana's market area for the first three months of 2002 was 15% warmer than normal and 13% warmer than the first quarter of 2001.

Throughput

Total volumes sold and transported of 86.1 million dekatherms (MDth) for the first quarter of 2002 decreased 0.9 MDth from the same period last year.

Net Revenues

Net revenues for the three months ended March 31, 2002 were $112.1 million, a decrease of $13.5 million from the same period in 2001, primarily due to a decline of approximately $9.6 million as a result of warmer weather, decreased gas cost recovery initiatives and decreased industrial sales.

Operating Income

Operating income for the first quarter of 2002 of $58.8 million decreased $15.0 million from the same period in 2001. Operation and maintenance expenses increased $4.7 million, primarily resulting from increased administrative and general expenses and increased customer accounts expenses. Other taxes decreased $3.2 million principally due to decreased Indiana Gross Income Tax.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS


Three Months Ended March 31, (in millions)                              2002                    2001
-----------------------------------------------------------------------------------------------------
NET REVENUES
    Sales Revenues                                                   $ 238.8                 $ 247.3
    Less: Cost of sales                                                 64.6                    66.4
-----------------------------------------------------------------------------------------------------
Net Revenues                                                           174.2                   180.9
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                                           53.1                    48.8
    Depreciation and amortization                                       42.2                    41.5
    Other taxes                                                         13.3                    13.8
-----------------------------------------------------------------------------------------------------
Total Operating Expenses                                               108.6                   104.1
-----------------------------------------------------------------------------------------------------
Operating Income                                                      $ 65.6                  $ 76.8
=====================================================================================================

REVENUES ($ IN MILLIONS)
    Residential                                                         68.9                    68.8
    Commercial                                                          69.0                    68.0
    Industrial                                                          91.0                   105.0
    Other electric service                                               9.9                     5.5
-----------------------------------------------------------------------------------------------------
Total                                                                  238.8                   247.3
-----------------------------------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
    Residential                                                        702.4                   697.7
    Commercial                                                         831.7                   815.4
    Industrial                                                       2,025.8                 2,323.0
    Other electric service                                              36.8                    39.4
-----------------------------------------------------------------------------------------------------
Total                                                                3,596.7                 3,875.5
-----------------------------------------------------------------------------------------------------

CUSTOMERS
    Residential                                                      381,737                 379,898
    Commercial                                                        47,486                  46,670
    Industrial                                                         2,622                   2,660
    Other electric service                                               802                     805
-----------------------------------------------------------------------------------------------------
Total                                                                432,647                 430,033
-----------------------------------------------------------------------------------------------------



Northern Indiana generates and distributes electricity approximately 433,000 customers in 21 counties in the northern part of Indiana. Northern Indiana owns and operates four coal-fired electric generating stations with a net capability of 3,179 megawatts (mw), four gas-fired combustion turbine-generating units with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. The shutdown of the Dean Mitchell Generating Station (Mitchell Station) announced in December 2001 was completed in the first quarter of 2002. The net capability of the Mitchell Station was 502 mw. As of March 31, 2002, excluding the Mitchell Station, these facilities provide for a total system net capability of 2,890 mw. Northern Indiana is interconnected with five neighboring electric utilities.

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to work through fundamental changes as noted below. These changes will continue to have, an impact on Northern Indiana's Electric Operations, structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including indefinitely shutting down an inefficient generating plant, converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

The overall weakening of the U.S. economy is reflected in the 297.2 gigawatt-hour (gwh) decline in sales to the industrial customer class for the first quarter of 2002 compared to the same period last year. In particular, the steel and steel related industries have been adversely impacted by recent events and market conditions, with three major customers (LTV Corp., Bethlehem Steel Corp. and National Steel Corp.) declaring bankruptcy. Overall deliveries to the steel industry were down 229.8 gwh in the first quarter of 2002 compared to the same period last year.

Regulatory Matters

In 1999, The Federal Energy Regulatory Commission (FERC) issued Order 2000 addressing the formation and operation of Regional Transmission Organization
(RTO). On February 28, 2001, Northern Indiana joined the Alliance RTO. On December 18, 2001, the IURC issued an order denying Northern Indiana's request to transfer functional control of its transmission facilities to the Alliance RTO. On December 20, 2001, the FERC reversed prior orders that had preliminarily approved the Alliance RTO and concluded that the Alliance RTO failed to meet Order 2000's scope and configuration requirements. FERC ordered the Alliance RTO companies, including Northern Indiana, to pursue membership in the Midwest Independent System Operator (MISO). The Alliance RTO is actively negotiating to become a part of the MISO. On April 24, 2002, FERC issued an Order giving guidance regarding the rate design and delegation of functions applicable to the Alliance companies, including efforts to join a RTO as an Independent Transmission Company (ITC). In addition the Alliance companies must make a filing by May 27, 2002 detailing which RTO they plan to join and whether such participation will be collective or individual. Northern Indiana has expended approximately $7.2 million related to joining the Alliance RTO. Northern Indiana believes that the amounts spent will be recoverable.

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

Environmental Matters

The U.S Environmental Protection Agency (EPA) issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. On May 14, 1999, the United States Court of Appeals for the D.C. Circuit remanded the new rules for both ozone and particulate matters to the EPA. The Court of Appeals decision was appealed to the Supreme Court, which heard oral arguments on November 7, 2000. The Supreme Court rendered a complex ruling on February 27, 2001 that required several issues to be resolved by the D.C. Circuit Court before final rulemaking could occur. On March 26, 2002, the D.C. Circuit Court largely upheld the ambient air standards as proposed. Consequently, final rules specifying a compliance level and controls necessary for compliance will now be developed by EPA which will likely change air emissions compliance requirements. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and nitrogen oxides emissions from coal-fired boilers (including Northern Indiana's electric generating stations). Final implementation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)


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

Sales

Electric sales for the first quarter of 2002 were 3,596.7 million kilowatt-hours
(kwh), a decrease of 278.8 million kwh, compared to the 2001 period, primarily due to reduced industrial sales reflecting the economic downturn.

Net Revenues

In the first quarter of 2002, electric net revenues of $174.2 million decreased by $6.7 million over the 2001 period, primarily attributable to a decrease in industrial net revenues due to the economic downturn.

Operating Income

Operating income for the first quarter of 2002 was $65.6 million, a decrease of $11.2 million from the same period in 2001. Operation and maintenance expenses increased $4.3 million, primarily resulting from increased administrative and general expenses and increased customer accounts expenses, partially offset by decreased electric production maintenance expenses. Depreciation and amortization increased $0.7 million primarily due to plant additions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
MERCHANT OPERATIONS

Three Months Ended March 31, (in millions)                                 2002                    2001
--------------------------------------------------------------------------------------------------------
NET REVENUES
    Electric Revenues                                                    $ 23.1                 $ 123.3
    Less:  Cost of sales                                                   16.6                   110.7
--------------------------------------------------------------------------------------------------------
Net Revenues                                                                6.5                    12.6
TOTAL OPERATING EXPENSES                                                    0.3                     0.7
--------------------------------------------------------------------------------------------------------
Operating Income                                                          $ 6.2                  $ 11.9
========================================================================================================

VOLUMES
    Electric sales (Gigawatt Hours)                                       756.9                 2,569.7
--------------------------------------------------------------------------------------------------------


Effective November 1, 2001, Northern Indiana's power trading operations were temporarily transferred to Energy USA-TPC Corp., a subsidiary of NiSource.

Net Revenues

Net revenues for the first quarter of 2002 were $6.5 million, a decrease of $6.1 million over the same period last year. The decrease is due primarily to decreased power trading margins since there were no power trading operations for the first quarter of 2002.

Operating Income

Merchant Operations had operating income of $6.2 million for the first quarter of 2002 compared to operating income of $11.9 million for the same period last year. The decrease is primarily due to the decreased net revenues discussed above.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion regarding quantitative and qualitative disclosures about market risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

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








                                       Northern Indiana Public Service Company
                                  ----------------------------------------------
                                                (Registrant)









Date:  May 9, 2002            By:          /s/ Jeffrey W. Grossman
                                  ----------------------------------------------
                                             Jeffrey W. Grossman
                                               Vice President
                                          (Duly Authorized Officer)