Form 10-Q
period 2002-06-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2002-08-14
CIK 72843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                          Commission file number 1-4125

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Indiana                                    35-0552990
     ------------------------------------                 -------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

              801 East 86th Avenue
            Merrillville, Indiana                              46410
    ---------------------------------------               -------------------
    (Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code (877) 647-5990

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
             Title of each class                         on which registered
      ---------------------------------------------    ---------------------
      Series A Cumulative Preferred -- No Par Value          New York
      4-1/4% Cumulative Preferred - $100 Par Value           American

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

As of August 1, 2002, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

             Statements of Consolidated Income.............................   3

             Consolidated Balance Sheets...................................   4

             Statements of Consolidated Cash Flows.........................   6

           Notes to Consolidated Financial Statements......................   7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................  11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......  20

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...............................................  21

Item 2.    Changes in Securities and Use of Proceeds.......................  21

Item 3.    Defaults Upon Senior Securities.................................  21

Item 4.    Submission of Matters to a Vote of Security Holders.............  21

Item 5.    Other Information...............................................  21

Item 6.    Exhibits and Reports on Form 8-K................................  21

           Signature.......................................................  22


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)



                                                         Three Months          Six Months
                                                         Ended June 30,      Ended June 30,
                                                     ------------------ --------------------
(in millions)                                           2002      2001     2002      2001
---------------------------------------------------------------------------------------------
OPERATING REVENUES

   Gas Distribution                                  $  141.8  $  112.0 $  430.6  $    595.3
   Electric                                             284.5     258.4    546.4       514.8
---------------------------------------------------------------------------------------------
   Gross Operating Revenues                             426.3     370.4    977.0     1,110.1
---------------------------------------------------------------------------------------------
COST OF ENERGY

   Gas costs                                             91.3      68.6    268.0       426.3
   Fuel for electric generation                          49.3      59.1    102.1       110.7
   Power purchased                                       39.8       8.0     68.2        24.6
---------------------------------------------------------------------------------------------
   Cost of sales                                        180.4     135.7    438.3       561.6
---------------------------------------------------------------------------------------------
Total Net Revenues                                      245.9     234.7    538.7       548.5
---------------------------------------------------------------------------------------------
OPERATING EXPENSES

   Operation                                             65.1      59.7    128.8       111.6
   Maintenance                                           17.8      17.7     33.9        36.7
   Depreciation and amortization                         62.8      62.3    125.4       124.2
   Other taxes                                           19.9      18.6     39.7        42.1
---------------------------------------------------------------------------------------------
Total Operating Expenses                                165.6     158.3    327.8       314.6
---------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME BEFORE UTILITY

   INCOME TAXES                                          80.3      76.4    210.9       233.9
---------------------------------------------------------------------------------------------
UTILITY INCOME TAXES                                     22.6      19.6     64.4        69.7
---------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME                                 57.7      56.8    146.5       164.2
---------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)                                (0.3)      0.3     (0.8)        2.1
---------------------------------------------------------------------------------------------
INTEREST

   Interest on long-term debt                            12.4      14.6     25.3        29.2
   Other interest                                         1.3       4.1      3.3         9.9
   Amortization of premium, reacquisition premium,
    discount and expense on debt, net                     0.9       1.0      1.5         2.0
---------------------------------------------------------------------------------------------
Total Interest                                           14.6      19.7     30.1        41.1
---------------------------------------------------------------------------------------------
NET INCOME                                           $   42.8  $   37.4 $  115.6  $    125.2
=============================================================================================

DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                 1.8       1.8      3.7         3.7
---------------------------------------------------------------------------------------------
BALANCE AVAILABLE FOR COMMON SHARES                  $   41.0  $   35.6 $  111.9  $    121.5
---------------------------------------------------------------------------------------------
COMMON DIVIDENDS DECLARED                            $  110.0  $   63.0 $  141.0  $    172.0
---------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS


                                                                            JUNE 30,  December 31,
(in millions)                                                                 2002       2001
-------------------------------------------------------------------------------------------------
                                                                         (unaudited)
ASSETS

UTILITY PLANT, at original cost

    Electric                                                             $  4,496.9 $  4,440.2
    Gas                                                                     1,439.5    1,423.7
    Common                                                                    366.4      355.1
-------------------------------------------------------------------------------------------------
    Total Utility Plant                                                     6,302.8    6,219.0
    Less: Accumulated provision for depreciation and amortization           3,467.3    3,357.2
-------------------------------------------------------------------------------------------------
    Net utility plant                                                       2,835.5    2,861.8
-------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS                                                  8.4        8.1
-------------------------------------------------------------------------------------------------

CURRENT ASSETS

    Cash and cash equivalents                                                   5.8       16.0
    Accounts receivable (less reserve of $9.5 and $11.9, respectively)        101.5      116.4
    Fuel cost adjustment clause                                                 6.5       --
    Gas cost adjustment clause                                                 23.7       28.2
    Materials and supplies, at average cost                                    47.0       44.7
    Electric production fuel, at average cost                                  34.4       29.2
    Natural gas in storage, at last-in, first-out cost                         11.5      104.7
    Price risk management assets                                                5.0       --
    Prepayments and other                                                      36.3       40.3
-------------------------------------------------------------------------------------------------
Total Current Assets                                                          271.7      379.5
-------------------------------------------------------------------------------------------------

OTHER ASSETS

    Regulatory assets                                                         230.6      170.0
    Prepayments and other                                                     187.7      194.3
-----------------------------------------------------------------------------------------------
Total Other Assets                                                            418.3      364.3
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $  3,533.9 $  3,613.7
===============================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS


                                                                            JUNE 30,  December 31,
(in millions)                                                                2002        2001
-------------------------------------------------------------------------------------------------
                                                                         (unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common shareholder's equity                                             $  1,010.0 $  1,036.3
Preferred Stocks--
   Series without mandatory redemption provisions                             81.1       81.1
   Series with mandatory redemption provisions                                 5.0        5.0
Long-term debt, excluding amounts due within one year                        789.2      843.1
-------------------------------------------------------------------------------------------------
Total Capitalization                                                       1,885.3    1,965.5
-------------------------------------------------------------------------------------------------

CURRENT LIABILITIES

   Current redeemable preferred stock subject to mandatory redemption         43.0       43.0
   Current portion of long-term debt                                          58.5       59.0
   Short-term borrowings                                                     180.3      335.4
   Accounts payable                                                          144.0      145.8
   Dividends declared on common and preferred stocks                          48.8        1.7
   Customer deposits                                                          34.2       31.8
   Taxes accrued                                                             249.8      195.4
   Interest accrued                                                            8.9        7.8
   Fuel adjustment clause                                                     --          3.7
   Accrued employment costs                                                   47.1       34.1
   Price risk management liabilities                                           4.5        5.6
   Other accruals                                                             21.8       24.7
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                                    840.9      888.0
-------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS

   Deferred income taxes                                                     524.3      464.7
   Deferred investment tax credits                                            67.9       71.4
   Deferred credits                                                           46.6       48.9
   Accrued liability for postretirement benefits                             161.2      160.8
   Regulatory liabilities                                                      4.8        4.5
   Other noncurrent liabilities                                                2.9        9.9
-------------------------------------------------------------------------------------------------
Total Other                                                                  807.7      760.2
-------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                 --         --
-------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                    $  3,533.9 $  3,613.7
=================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                            Six Months Ended June 30,
                                                            ------------------------
(in millions)                                                  2002        2001
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES

   Net Income                                              $  115.6    $  125.2
   Adjustments to reconcile net income to net cash:
    Depreciation and amortization                             125.4       124.2
    Net changes in price risk management activities            (6.1)       10.6
    Deferred income taxes                                      (4.3)      (41.8)
    Amortization of deferred investment tax credits            (3.6)       (3.5)
    Other, net                                                 15.0        (4.0)
-----------------------------------------------------------------------------------
                                                              242.0       210.7
   Changes in components of working capital:

    Accounts receivable, net                                   14.9        (8.2)
    Electric production fuel                                   (5.2)      (17.6)
    Materials and supplies                                     (2.3)        1.3
    Natural gas in storage                                     93.2        43.4
    Accounts payable                                            4.7       (63.1)
    Taxes accrued                                              49.8        (3.1)
    Fuel adjustment clause                                    (10.2)        3.1
    Gas cost adjustment clause                                  4.5       131.8
    Accrued employment costs                                   13.0        (9.6)
    Other accruals                                             (1.8)        3.4
    Other, net                                                  1.0      (13.6)
-----------------------------------------------------------------------------------
Net Cash from Operating Activities                            403.6       278.5
-----------------------------------------------------------------------------------

INVESTING ACTIVITIES

    Construction expenditures                                 (96.5)      (86.4)
    Other investing activities, net                           (10.1)      (11.9)
-----------------------------------------------------------------------------------
Net Investing Activities                                     (106.6)      (98.3)
-----------------------------------------------------------------------------------

FINANCING ACTIVITIES

    Retirement of long-term debt                              (54.5)       --
    Change in short-term debt                                (155.1)      (63.9)
    Retirement of preferred shares                             --          (0.3)
    Dividends paid - common shares                            (94.0)     (109.0)
    Dividends paid - preferred shares                          (3.7)       (3.8)
    Other financing activities, net                             0.1         0.1
-----------------------------------------------------------------------------------
Net Financing Activities                                     (307.2)     (176.9)
-----------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents              (10.2)        3.3
Cash and cash equivalents at beginning of period               16.0        17.9
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    5.8    $   21.2
===================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid for interest, net of amounts capitalized         28.3        38.2
    Cash paid for income taxes                                 33.0        62.2
-----------------------------------------------------------------------------------

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

2.      INDIANA UTILITY REGULATORY COMMISSION RATE SETTLEMENT

On June 20, 2002, a settlement agreement was filed with the Indiana Utility Regulatory Commission (IURC) that would enable electric customers of Northern Indiana to receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months. The settlement is the result of months of negotiations among Northern Indiana, the Indiana Office of Utility Consumer Counselor, and a group of commercial and industrial customers. Other customers have opposed the settlement. Hearings on the settlement were held on July 22 and 23, 2002.

If approved by the IURC, Northern Indiana's electric customers, other than those on certain contract rates, will receive a credit of approximately 6 percent of the electric portion of their monthly Northern Indiana bill. Briefings will be completed by all parties by August 13 and the IURC will issue a final order in the matter sometime after that date.

3.      RESTRUCTURING ACTIVITIES

During 2000, NiSource Inc. (NiSource) developed and began the implementation of a plan to restructure its operations. The restructuring plan included a severance program, a transition plan to implement operational efficiencies throughout NiSource's operations and a voluntary early retirement program. During 2001, the restructuring initiative was continued with the addition of a plan to restructure the operations within NiSource's Gas Distribution and Electric Operations segments. Additionally, in December 2001 Northern Indiana announced its plan to indefinitely shut down the Dean H. Mitchell Generating Station located in Gary, Indiana.

For all of the plans, a total of approximately 215 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of June 30, 2002, 88 employees had been terminated, of which 22 employees and 62 employees were terminated during the second quarter and six months ended June 30, 2002, respectively. At June 30, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $6.8 million and $9.7 million related to the restructuring plans, respectively. During the second quarter and six months ended June 30, 2002, $1.0 million and $2.6 million of benefits were paid from the restructuring plans, respectively. Additionally, during the six months ended June 30, 2002, the restructuring plan liability was reduced by $0.3 million.

4.      RISK MANAGEMENT ACTIVITIES

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks inherent in its business. Northern Indiana accounts for its derivatives under Statement of Financial Accounting Standards No. 133 (SFAS No.
133), "Accounting for Derivative Instruments and Hedging Activities" and accounts for its trading contracts that do not qualify as derivatives accounted for under SFAS No. 133 pursuant to Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SFAS NO. 133. The activity for the second quarter and six month period ended June 30, 2002 with respect to cash flow hedges included the following:


                                                               Three Months      Six Months
                                                              Ended June 30,    Ended June 30,
                                                              ---------------- ----------------
(in millions, net of tax)                                           2002              2002
-----------------------------------------------------------------------------------------------
   Unrealized (losses) on derivatives qualifying as cash flow
    hedges at the beginning of the period                           $  --           $ (2.7)

   Unrealized hedging gains arising during the period on
    derivatives qualifying as cash flow hedges                        0.2              2.0

   Reclassification adjustment for net loss (gain) included in
    net income                                                       (0.1)             0.8
----------------------------------------------------------------------------------------------
   Net unrealized gains on derivatives qualifying as cash
    flow hedges at the end of the period                           $  0.1           $  0.1
----------------------------------------------------------------------------------------------


Unrealized gains and losses on Northern Indiana's cash flow and fair value hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on Northern Indiana's power trading portfolio. The accompanying Consolidated Balance Sheet at June 30, 2002, reflected price risk management assets of $5.0 million, of which, $0.5 million was related to unrealized gains and losses on hedges and $4.5 million was related to a physical delivery obligation that remained with Northern Indiana after the transfer of power trading activities to Energy USA-TPC Corp. (TPC), a subsidiary of NiSource, all of which were included in "Current Assets." Northern Indiana had price risk management assets that were virtually zero at December 31, 2001. At June 30, 2002, price risk management liabilities were $4.5 million included in "Current Liabilities," which were related to a physical delivery obligation that remained with Northern Indiana after the transfer of power trading activities to TPC. Northern Indiana had price risk management liabilities of $5.6 million relating to unrealized gains and losses on hedges at December 31, 2001, all of which were included in "Current Liabilities."

During the second quarter of 2002, no components of the derivatives' fair values were excluded in the assessment of hedge effectiveness. Also during the second quarter, no amounts were reclassified from other comprehensive income to earnings due to the probability that the forecasted transactions would not occur. Accumulated other comprehensive income related to cash flow hedges was $0.1 million at June 30, 2002.

TRADING ACTIVITIES. Northern Indiana's trading operations included the activities of its power trading business. Since power trading assets and liabilities were transferred to TPC, effective November 1, 2001, there were no trading assets and liabilities at June 30, 2002 and December 31, 2001.

5.      CHANGE IN INDIANA CORPORATE INCOME TAX RATE

On June 28, 2002, the governor of Indiana signed into law legislation that increases the Indiana Corporate Income tax rate from 4.5% to 8.5% effective January 1, 2003. As a result, Northern Indiana recorded an additional deferred income tax liability of $64.1 million (net) in the second quarter of 2002, to reflect the impact of the increased tax rate. A regulatory asset in the amount of $65.0 million was recorded to reflect the probable collection of the increased tax liability through future rates. The overall impact on income tax expense in the second quarter was a reduction of $0.9 million.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

EITF ISSUE NO. 02-03 -- RECOGNITION AND REPORTING OF GAINS AND LOSSES ON ENERGY TRADING CONTRACTS UNDER EITF ISSUE NO. 98-10, "ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES," AND NO. 00-17, "MEASURING THE FAIR VALUE OF ENERGY-RELATED CONTRACTS IN APPLYING ISSUE NO. 98-10." In June 2002, the EITF reached a consensus on one issue related to Issue No. 02-03 (Issue). The key requirements include that all gains and losses on energy trading contracts should be shown net in the income statement. The gross transaction volumes for those energy trading contracts that are physically settled should be disclosed in the notes to the financial statements. The Issue is effective for financial statements issued for periods ending after July 15, 2002.

Northern Indiana recognizes gains and losses on its trading derivatives on a net basis. It is anticipated that the adoption of the Issue will have no impact on Northern Indiana's operating results.

7.      BUSINESS SEGMENT INFORMATION

Northern Indiana's operations are divided into three primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Merchant Operations segment provides energy-related services including electric wheeling, bulk power and provided power trading through October 31, 2001. Effective November 1, 2001, Northern Indiana's power trading operations were transferred to TPC.

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



($ in millions)                                            GAS      ELECTRIC  MERCHANT  ADJUSTMENTS    TOTAL
----------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2002

Operating revenues                                         141.8      257.6      26.9        --        426.3
Utility operating income before utility income taxes        (0.7)      74.5       6.5        --         80.3

FOR THE THREE MONTHS ENDED JUNE 30, 2001

Operating revenues                                         112.0      246.7     251.9    (240.2)       370.4
Utility operating income before utility income taxes        (6.3)      74.7      12.4      (4.4)        76.4
----------------------------------------------------------------------------------------------------------------


($ in millions)                                            GAS      ELECTRIC  MERCHANT  ADJUSTMENTS    TOTAL
----------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2002

Operating revenues                                         430.6      496.4      50.0        --        977.0
Utility operating income before utility income taxes        58.1      140.1      12.7        --        210.9

FOR THE SIX MONTHS ENDED JUNE 30, 2001

Operating revenues                                         595.3      494.0     375.2    (354.4)     1,110.1
Utility operating income before utility income taxes        67.5      151.5      24.3      (9.4)       233.9
----------------------------------------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Income (Deductions) in the Statements of Consolidated Income were comprised of the following items:

($ in millions)                                MERCHANT    OTHER       TOTAL
---------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 2002

   Power trading revenues                                                --
   Power trading cost of sales                                           --
   Power trading administrative expenses                                 --
   Power trading unrealized gains (losses)                               --
   Other                                                    (0.3)      (0.3)
---------------------------------------------------------------------------------
   Total Other Income (Deductions)                  --      (0.3)      (0.3)
---------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED JUNE 30, 2001

   Power trading revenues                        238.2                238.2
   Power trading cost of sales                  (234.5)              (234.5)
   Power trading administrative expenses          (1.3)                (1.3)
   Power trading unrealized gains (losses)         2.0                  2.0
   Other                                            --      (4.1)      (4.1)
---------------------------------------------------------------------------------
   Total Other Income (Deductions)                 4.4      (4.1)       0.3
---------------------------------------------------------------------------------

($ in millions)                                MERCHANT    OTHER       TOTAL
---------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2002

   Power trading revenues                                                --
   Power trading cost of sales                                           --
   Power trading administrative expenses                                 --
   Power trading unrealized gains (losses)                               --
   Other                                                    (0.8)      (0.8)
---------------------------------------------------------------------------------
   Total Other Income (Deductions)                  --      (0.8)      (0.8)
---------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30, 2001

   Power trading revenues                        346.8                346.8
   Power trading cost of sales                  (343.3)              (343.3)
   Power trading administrative expenses          (1.7)                (1.7)
   Power trading unrealized gains (losses)         7.6                  7.6
   Other                                           --       (7.3)      (7.3)
---------------------------------------------------------------------------------
   Total Other Income (Deductions)                 9.4      (7.3)       2.1
---------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                              CONSOLIDATED RESULTS

The Management's Discussion and Analysis, including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Northern Indiana's plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Northern Indiana may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Northern Indiana, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Realization of Northern Indiana's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, increased competition in deregulated energy markets, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Northern Indiana's regulated businesses, dealings with third parties over whom Northern Indiana has no control, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of Northern Indiana. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

The following Management's Discussion and Analysis should be read in conjunction with Northern Indiana's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Form 10-K).

                      SECOND QUARTER AND SIX MONTH RESULTS

Net Income

Northern Indiana reported net income of $42.8 million for the three months ended June 30, 2002, compared to $37.4 million in the 2001 period. For the six months ended June 30, 2002, Northern Indiana reported net income of $115.6 million, a $9.6 million decrease from the 2001 period.

Net Revenues

Total consolidated net revenues (operating revenues less cost of sales) for the three months ended June 30, 2002, were $245.9 million, a $11.2 million increase over the same period last year. Net revenues increased as a result of increased gas revenues due to 71% colder weather when compared to the second quarter of 2001 and increased electric sales to higher-margin residential and commercial customers. Total consolidated net revenues for the six months ended June 30, 2002, were $538.7 million, a $9.8 million decrease over the same period in 2001. Net revenues decreased as a result of decreased gas revenues due to 4% warmer weather when compared to the six month period in 2001, decreased gas cost recovery initiatives and a decline in electric industrial sales due to the economic downturn.

Expenses

Operating expenses for the second quarter of 2002 were $165.6 million, an increase of $7.3 million over the same period last year. The increase was mainly due to increased operation and maintenance expenses of $5.5 million as a result of increased administrative and general expenses, and an increase of $1.3 million in other taxes principally due to increased real estate taxes. For the six months ended June 30, 2002, operating expenses were $327.8 million, an increase of $13.2 million over the same period last year. The increase was mainly due to increased operation and maintenance expenses of $14.4 million as a result of increased administrative and general expenses, partially offset by decreased electric production maintenance expenses and a decrease of $2.4 million principally due to decreased Indiana Gross Income Tax Expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Utility Income Taxes

Utility income tax expense for the second quarter of 2002 was $22.6 million, compared to $19.6 million in 2001, due to higher pre-tax income in the current period. Utility income tax expense for the first six months of 2002 was $64.4 million compared to $69.7 million in 2001, due to lower pre-tax income.

Other Income (Deductions)

Other income (Deductions) for the second quarter and first six months of 2002 decreased $0.6 million and $2.9 million, respectively, compared to the comparable period in 2001, mainly as a result of decreased power trading operating income. Effective November 1, 2001, Northern Indiana's power trading operations were transferred to EnergyUSA-TPC Corp.(TPC), a subsidiary of NiSource.

Interest

Interest expense for the second quarter and first six months of 2002 decreased $5.1 million and $11.0 million, respectively, primarily due to a reduction in short-term and long-term debt and lower short-term interest rates.

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. Northern Indiana's operations are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts for electric sales normally exceed cash requirements. Also, during the summer months, cash on hand, together with external short-term and long-term financing, is used in operations to purchase gas to place in storage for heating season deliveries; perform necessary maintenance of facilities; make capital improvements in plant; and expand service into new areas.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from NiSource Finance Corp. (NFC). NFC borrows funds in the commercial paper market and maintains a $1.75 billion revolving credit facility with a syndicate of banks for back-up liquidity purposes. The credit facility is guaranteed by NiSource.

Northern Indiana may borrow on an intercompany basis a maximum of one billion dollars through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. As of June 30, 2002, Northern Indiana had $180.3 million of intercompany short-term borrowings outstanding with NFC at a weighted average interest rate of 2.73%.

Northern Indiana may sell up to $100 million of certain of its accounts receivable to Citibank under a sales agreement, without recourse, which expires May 2003. Northern Indiana has sold $100 million under this agreement. Under this agreement, Northern Indiana may not sell any new receivables to Citibank if Northern Indiana's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's Investor's Service (Moody's), respectively.

Credit Ratings

During January 2002, Standard and Poor's reaffirmed NiSource's BBB senior unsecured long-term credit rating and its A2 commercial paper rating with a negative outlook. On February 1, 2002, Moody's downgraded the senior unsecured long-term debt ratings of NiSource and NFC to Baa3 and the commercial paper rating of NFC to P3 with a negative outlook. In addition, Moody's downgraded the long-term debt ratings of all other rated NiSource subsidiaries, including Northern Indiana, to Baa2 to align the ratings of the subsidiaries and bring them closer to NiSource's ratings going forward. On February 5, 2002 Fitch Ratings reaffirmed NiSource's BBB senior unsecured long-term credit rating and its F2 commercial paper rating, but revised NiSource's ratings outlook from "Stable" to "Negative."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                 MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Through its various business activities, Northern Indiana is exposed to risk including non-trading and trading risks. The non-trading risks to which Northern Indiana is exposed include interest rate risk and commodity price risk. The risk resulting from trading activities consists primarily of commodity price and credit risks. Northern Indiana's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps. Northern Indiana employs various analytic techniques to measure and monitor its market risks, including value-at-risk
(VaR) and instrument sensitivity to market factors. VaR represents the potential loss or gain for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level.

Non-Trading Risks

Commodity price risk resulting from non-trading activities at Northern Indiana is limited, since current regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the ratemaking process. As the utility industry undergoes deregulation, these operations may be providing services without the benefit of the traditional ratemaking process and will be more exposed to commodity price risk. Northern Indiana enters into certain sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer's supply requirements. Northern Indiana utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC. These borrowings have interest rates that are indexed to short-term market interest rates. At June 30, 2002, the outstanding borrowings totaled $180.3 million. Based upon average borrowings during 2002, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $0.3 million and $0.9 million for the quarter and six months ended June 30, 2002, respectively.

Due to the nature of the industry, credit risk is a factor in many of Northern Indiana's business activities. In sales and trading activities, credit risk arises because of the possibility that a counterparty will not be able or willing to fulfill its obligations on a transaction on or before settlement date. In derivative activities, credit risk arises when counterparties to derivative contracts are obligated to pay Northern Indiana the positive fair value or receivable resulting from the execution of contract terms. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments and standby letters of credit and guarantees. Current credit exposure includes the positive fair value of derivative instruments. Because many of Northern Indiana's exposures vary with changes in market prices, Northern Indiana also estimates the potential credit exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, Northern Indiana considers collateral and master netting agreements, which are used to reduce individual counterparty credit risk.

Trading Risks

Effective November 1, 2001, Northern Indiana power trading activities were transferred to TPC. The transactions associated with Northern Indiana's power trading operations have given rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity. The power trading operations marketed and traded over-the-counter contracts for the purchase and sale of electricity. The power trading activities generally do not result in the physical delivery of electricity. Some contracts within the trading portfolio required settlement by physical delivery, but are net settled in accordance with industry standards.

Refer to "Risk Management Activities" in Note 4 of Notes to the Consolidated Financial Statements for further discussion of Northern Indiana's risk management.

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

Insurance Renewal

As a result of many factors including the September 11, 2001 terrorist attack, substantial property and financial losses in the energy sector in 2000 and 2001, developments in the business and accounting practices of certain companies in the energy sector, and the overall economic downturn, rate increases and additional coverage restrictions have been expected in the energy insurance market. Northern Indiana experienced increases in premiums, deductibles and retentions with added restrictions to coverage and capacity for its property and casualty insurance, which was renewed effective July 1, 2002.

Presentation of Segment Information

During 2001, Northern Indiana realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The electric wheeling, bulk power, and power trading operations were moved from the Electric Operations segment to Merchant Operations. In addition, Northern Indiana's power trading business was transferred to TPC as of November 1, 2001. All periods presented reflect these changes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

                                               Three Months                      Six Months
                                              Ended June 30,                    Ended June 30,
                                     ------------------------------    ------------------------------
(in millions)                            2002               2001            2002            2001
-----------------------------------------------------------------------------------------------------
NET REVENUES

   Sales revenues                    $      134.3     $      104.3     $      410.8     $      573.1
   Less: Cost of gas sold                    91.3             68.6            268.0            426.3
-----------------------------------------------------------------------------------------------------
   Net Sales Revenues                        43.0             35.7            142.8            146.8
   Transportation Revenues                    7.5              7.7             19.8             22.2
-----------------------------------------------------------------------------------------------------
Net Revenues                                 50.5             43.4            162.6            169.0
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES

   Operation and maintenance                 25.6             23.9             52.0             45.6
   Depreciation and amortization             20.4             20.5             40.8             40.9
   Other taxes                                5.2              5.3             11.7             15.0
-----------------------------------------------------------------------------------------------------
Total Operating Expenses                     51.2             49.7            104.5            101.5
-----------------------------------------------------------------------------------------------------
Operating Income (Loss)              $       (0.7)    $       (6.3)    $       58.1     $       67.5
=====================================================================================================

REVENUES ($ IN MILLIONS)

   Residential                               92.6            105.9            274.9            440.8
   Commercial                                26.9             34.3             82.9            145.3
   Industrial                                13.9             17.9             36.8             72.4
   Transportation                             7.5              7.7             19.8             22.2
   Deferred Gas Costs                        (5.3)           (67.4)            (4.5)          (131.8)
   Other                                      6.2             13.6             20.7             46.4
-----------------------------------------------------------------------------------------------------
Total                                       141.8            112.0            430.6            595.3
-----------------------------------------------------------------------------------------------------

SALES AND TRANSPORTATION  (MDTH)

   Residential Sales                         10.1              7.5             39.0             37.5
   Commercial Sales                           3.2              2.7             12.7             12.9
   Industrial Sales                           1.9              1.6              5.8              5.9
   Transportation                            32.8             31.3             72.8             70.7
   Other                                      0.8              2.1              4.6              5.2
-----------------------------------------------------------------------------------------------------
Total                                        48.8             45.2            134.9            132.2
-----------------------------------------------------------------------------------------------------

HEATING DEGREE DAYS                           561              329            2,936            3,054
NORMAL HEATING DEGREE DAYS                    475              475            3,284            3,284
% COLDER (WARMER) THAN NORMAL                  18%             (31%)            (11%)             (7%)

CUSTOMERS

   Residential                                                              623,679          615,353
   Commercial                                                                47,934           47,399
   Industrial                                                                 3,296            3,411
   Transportation                                                            12,032           14,508
   Other                                                                         13               19
-----------------------------------------------------------------------------------------------------
TOTAL                                                                       686,954          680,690
-----------------------------------------------------------------------------------------------------


Northern Indiana's natural gas distribution operations serve approximately 687,000 customers in the northern part of Indiana. Northern Indiana offers both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand. As a result, segment operating income is generally higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)


Market Conditions

Northern Indiana has state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period. The difference between current gas costs and those recovered in revenues is deferred on the balance sheet to be included in future billings.

Northern Indiana has pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of its service territory, the sale of products and services in its service territories and gas supply cost incentive mechanisms for service to its core markets. The upstream products are made up of transactions that occur between Northern Indiana and a buyer for the sales of unbundled or rebundled gas supply and capacity products. The on-system services are offered by Northern Indiana to customers and include products such as the transportation of gas on Northern Indiana's system. The incentive mechanisms gives Northern Indiana an opportunity to share in the savings created from, for example, gas purchase prices paid below an agreed benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions varies. Northern Indiana generated $5.8 million in net revenues from various non-traditional sales and incentive programs in the first six months of 2002, a $7.5 million decrease from the prior period.

Weather

Weather in Northern Indiana's market area for the second quarter of 2002 was 18% colder than normal and 71% colder than the second quarter of 2001. For the first six months of 2002, weather was 11% warmer than normal and 4% warmer than the first six months of 2001.

Throughput

Northern Indiana sold and transported 48.8 million dekatherms (MDth) for the second quarter of 2002, an increase of 3.6 MDth from the same period last year, primarily due to colder weather when compared to the second quarter of 2001 and increased transportation volumes to industrial customers, partially offset by decreased off-system sales. Total volumes sold and transported were 134.9 MDth for the first six months of 2002, an increase of 2.7 MDth from the same period in 2001, primarily due to increased transportation volumes to industrial customers and increased sales to residential customers.

Net Revenues

Net revenues for the three months ended June 30, 2002 were $50.5 million, an increase of $7.1 million from the same period in 2001, primarily due to an increase of approximately $5.2 million as a result of colder weather early in the quarter when compared to the second quarter of 2001, partially offset by decreased gas cost recovery initiatives. Net revenues for the six months ended June 30, 2002 were $162.6 million, a decrease of $6.4 million from the same period in 2001. The decrease in net revenues were due to warmer weather and decreased gas cost recovery initiatives when compared to the six months of 2001.

Operating Income (Loss)

Operating loss for the second quarter of 2002 was $0.7 million, compared to an operating loss for the second quarter of 2001 of $6.3 million, an improvement of $5.6 million. The increase was primarily due to increased net revenues, partially offset by increased operation and maintenance expenses of $1.7 million, resulting from increased administrative and general expenses. Operating income for the first six months of 2002 was $58.1 million, a decrease of $9.4 million from the same period in 2001. The decrease was primarily due to an increase in operation and maintenance expenses of $6.4 million, resulting from increased administrative and general expenses and decreased net revenues, partially offset by a decrease of $3.3 million in other taxes principally due to decreased Indiana Gross Income Tax Expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS


                                                Three Months                    Six Months
                                               Ended June 30,                 Ended June 30,
                                      ----------------------------    ----------------------------
(in millions)                               2002            2001             2002           2001
---------------------------------------------------------------------------------------------------
NET REVENUES
    Sales Revenues                    $      257.6    $      246.7    $      496.4    $      494.0
    Less: Cost of sales                       69.1            63.6           133.7           130.0
---------------------------------------------------------------------------------------------------
Net Revenues                                 188.5           183.1           362.7           364.0
---------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                 57.0            53.2           110.1           102.0
    Depreciation and amortization             42.4            41.8            84.6            83.3
    Other taxes                               14.6            13.4            27.9            27.2
---------------------------------------------------------------------------------------------------
Total Operating Expenses                     114.0           108.4           222.6           212.5
---------------------------------------------------------------------------------------------------
Operating Income                      $       74.5    $       74.7    $      140.1    $      151.5
===================================================================================================

REVENUES ($ IN MILLIONS)
    Residential                               69.9            65.4           138.8           134.2
    Commercial                                76.3            73.3           145.3           141.3
    Industrial                               100.5           104.0           191.5           209.0
    Other                                     10.9             4.0            20.8             9.5
---------------------------------------------------------------------------------------------------
Total                                        257.6           246.7           496.4           494.0
---------------------------------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
    Residential                              699.2           640.7         1,401.6         1,338.4
    Commercial                               891.2           850.0         1,722.9         1,665.4
    Industrial                             2,196.9         2,309.1         4,222.7         4,632.1
    Other                                     34.4            32.4            71.2            71.8
---------------------------------------------------------------------------------------------------
Total                                      3,821.7         3,832.2         7,418.4         7,707.7
---------------------------------------------------------------------------------------------------

COOLING DEGREE DAYS                          263             240             263             240
NORMAL HEATING DEGREE DAYS                   219             219             219             219
% WARMER (COLDER) THAN NORMAL                 20%             10%             20%             10%

CUSTOMERS

    Residential                                                          381,904         379,059
    Commercial                                                            47,790          46,897
    Industrial                                                             2,615           2,663
    Other                                                                    802             805
---------------------------------------------------------------------------------------------------
Total                                                                    433,111         429,424
---------------------------------------------------------------------------------------------------

Northern Indiana generates and distributes electricity approximately 433,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters reflecting the cooling demand during the summer season.

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to work through fundamental changes. These changes will continue to have an impact on Northern Indiana's Electric Operation's, structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including shutting down inefficient generating units, converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)


The overall weakening of the U.S. economy is reflected in the 112.2 gigawatt-hour (gwh) decline in sales to the industrial customer class in the second quarter of 2002 versus the comparable 2001 period. In particular, the steel and steel-related industries have been adversely impacted by recent events and market conditions. Overall deliveries to the steel industry were down 152.7 gwh in the second quarter of 2002 and were down 382.5 gwh in the first six months of 2002, compared to the same periods last year.

Regulatory Matters

On June 20, 2002, a settlement agreement was filed with the Indiana Utility Regulatory Commission (IURC) that would enable electric customers of Northern Indiana to receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months. The settlement is the result of months of negotiations among Northern Indiana, the Indiana Office of Utility Consumer Counselor, and a group of commercial and industrial customers. Other customers have opposed the settlement. Hearings on the settlement were held on July 22 and 23, 2002.

If approved by the IURC, Northern Indiana's electric customers, other than those on certain contract rates, will receive a credit of approximately 6 percent of the electric portion of their monthly Northern Indiana bill. Briefings will be completed by all parties by August 13 and the IURC will issue a final order in the matter sometime after that date.

In 1999, the FERC issued Order 2000 addressing the formation and operation of Regional Transmission Organizations (RTOs). On February 28, 2001, Northern Indiana joined the Alliance RTO. On December 18, 2001, the IURC issued an order denying Northern Indiana's request to transfer functional control of its transmission facilities to the Alliance RTO. On December 20, 2001, the FERC reversed prior orders that had preliminarily approved the Alliance RTO and concluded that the Alliance RTO failed to meet Order 2000's scope and configuration requirements. FERC ordered the Alliance RTO companies, including Northern Indiana, to pursue membership in the Midwest Independent System Operator (MISO). On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an independent transmission company. The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. Northern Indiana has expended approximately $7.7 million related to joining the Alliance RTO. Northern Indiana believes that the amounts spent will be recoverable.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause. The Fuel Adjustment Clause provides for cost to be collected if they are below a cap set based upon the costs of Northern Indiana's most expensive generating unit. If costs exceed this cap, Northern Indiana must demonstrate why it should be allowed recovery before recovery is approved. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker (PPT). The PPT would allow recovery of all costs related to purchasing electricity for use by Northern Indiana's customers on a periodic basis. No actions have been taken by the IURC on this filing.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). On June 20, Northern Indiana and the Office of Utility Consumer Counselor filed an ECT Stipulation and Settlement Agreement (ECT Settlement Agreement), which resolves all issues in the proceeding. Under the ECT Settlement Agreement, Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's (IDEM), nitrogen oxide State Implementation Plan, and
(2) related operation and maintenance and depreciation expenses once the environmental facilities become operational. Hearings on the ECT Settlement Agreement are scheduled for August 13, 2002.

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

The EPA has initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the Clean Air Act. Northern Indiana has received and responded to information requests from the EPA on this subject over the last two years, most recently in June 2002. It is impossible at this time to predict the result of EPA's review of Northern Indiana's information responses.

Sales

Electric sales for the second three months of 2002 were 3,821.7 million kilowatt-hours (kwh), a decrease of 10.5 million kwh, compared to the 2001 period, reflecting a decrease in industrial demand primarily due to the economic downturn, partially offset by increased sales to higher-margin residential and commercial customers. Electric sales for the six months ended June 30, 2002 were 7,418.4 million kwh, a decrease of 289.3 million kwh compared to the 2001 period, primarily reflecting the decrease in demand due to the economic downturn. The decline in industrial sales was partially offset by increased sales to higher-margin residential and commercial customers due to warmer weather during the second quarter of 2002, when compared to the same period of 2001.

Net Revenues

In the second quarter of 2002, electric net revenues of $188.5 million increased by $5.4 million over the 2001 period. The increased sales to residential and commercial customers more than offset the lower sales to industrial customers during the latter part of the quarter. In the first six months of 2002, electric net revenues of $362.7 million decreased $1.3 million over the 2001 period. The decline in industrial sales was partially offset by increased sales to higher-margin residential and commercial customers due to the warmer weather during the second quarter of 2002, when compared to the same period of 2001.

Operating Income

Operating income for the second quarter of 2002 was $74.5 million, a decrease of $0.2 million from the 2001 period. The decrease was a result of an increase in operation and maintenance expenses of $3.8 million, primarily resulting from increased administrative and general expenses, partially offset by increased net revenues. Operating income for the first six months of 2002 was $140.1 million, a decrease of $11.4 million over the same period in 2001. The decrease was a result of reduced net revenues, an increase in operation and maintenance expenses of $8.1 million, primarily resulting from increased administrative and general expenses, partially offset by decreased electric production maintenance expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
MERCHANT OPERATIONS

                                            Three Months                Six Months
                                            Ended June 30,             Ended June 30,
                                       ---------------------   ----------------------------
($ in millions)                           2002       2001         2002         2001
--------------------------------------------------------------------------------------------
NET REVENUES
   Electric Revenues                   $   26.9   $    251.9   $     50.0   $    375.2
   Less:  Cost of sales                    20.0        237.9         36.6        348.6
--------------------------------------------------------------------------------------------
Net Revenues                                6.9         14.0         13.4         26.6
TOTAL OPERATING EXPENSES                    0.4          1.6          0.7          2.3
--------------------------------------------------------------------------------------------
Operating Income                       $    6.5   $     12.4   $     12.7   $     24.3
============================================================================================

VOLUMES
   Electric sales (Gigawatt Hours)        779.2      5,141.4      1,536.1      7,711.1
--------------------------------------------------------------------------------------------


Effective November 1, 2001, Northern Indiana's power trading operations were transferred to TPC.

Net Revenues

Net revenues for the second quarter and first six months of 2002 were $6.9 million and $13.4 million, respectively, a decrease of $7.1 million and $13.2 million over the same periods last year, respectively. The decrease is due primarily to the transfer of power trading operations to TPC.

Operating Income

Merchant Operations had operating income of $6.5 million and $12.7 million for the second quarter and first six months of 2002 compared to operating income of $12.4 million and $24.3 million for the same periods last year, respectively. The decrease is primarily due to the decreased net revenues discussed above.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 10, 2002, by written consent in lieu of the Annual Meeting of Shareholders, the sole shareholder of Northern Indiana elected Stephen P. Adik, Patrick J. Mulchay and Jeffrey W. Yundt to serve as directors until the 2003 Annual Meeting of Shareholders.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

    (99.1) Certification of Barrett Hatches, Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

    (99.2) Certification of Dennis McFarland, Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Northern Indiana Public Service Company
                                 ---------------------------------------------
                                                 (Registrant)









Date: August 9, 2002        By:               /s/ Jeffrey W. Grossman
                                 ---------------------------------------------
                                               Jeffrey W. Grossman
                                                  Vice President
                                            (Duly Authorized Officer)