Form 10-Q
period 2002-09-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2002-11-14
CIK 72843

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    ------

                          Commission file number 1-4125

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                       Indiana                       35-0552990
             ---------------------------          -----------------
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        Identification No.)

                801 East 86th Avenue

                Merrillville, Indiana                   46410
             ---------------------------          -----------------
      (Address of principal executive offices)       (Zip Code)


        Registrant's telephone number, including area code (877) 647-5990
                                                           --------------


Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
                    Title of each class               on which registered
            ------------------------------------      --------------------
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

As of November 1, 2002, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

                Statements of Consolidated Income.......................      3

                Consolidated Balance Sheets.............................      4

                Statements of Consolidated Cash Flows...................      6

                Statements of Comprehensive Income (Loss)...............      7

              Notes to Consolidated Financial Statements................      8

Item 2.       Management's Discussion and Analysis of

                Financial Condition and Results of Operations...........     13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     22

Item 4.       Controls and Procedures...................................     22


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings.........................................     23

Item 2.       Changes in Securities and Use of Proceeds.................     23

Item 3.       Defaults Upon Senior Securities...........................     23

Item 4.       Submission of Matters to a Vote of Security Holders.......     23

Item 5.       Other Information.........................................     23

Item 6.       Exhibits and Reports on Form 8-K..........................     23

              Signature.................................................     24

              Certifications............................................     25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                   Three Months                           Nine Months
                                                                Ended September 30,                   Ended September 30,
                                                            ---------------------------           ---------------------------
(in millions)                                                   2002               2001               2002               2001
=============================================================================================================================
OPERATING REVENUES
   Gas Distribution                                         $   65.9           $   58.7           $  496.5           $  654.0
   Electric                                                    333.1              300.0              879.5              814.8
-----------------------------------------------------------------------------------------------------------------------------
   Gross Operating Revenues                                    399.0              358.7            1,376.0            1,468.8
-----------------------------------------------------------------------------------------------------------------------------
COST OF ENERGY
   Gas costs                                                    31.4               28.4              299.4              454.7
   Fuel for electric generation                                 59.8               67.5              161.9              178.2
   Power purchased                                              58.3               13.1              126.5               37.7
-----------------------------------------------------------------------------------------------------------------------------
   Cost of sales                                               149.5              109.0              587.8              670.6
-----------------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                             249.5              249.7              788.2              798.2
-----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation                                                    63.1               73.3              191.9              184.9
   Maintenance                                                  14.0               14.4               47.9               51.1
   Depreciation and amortization                                63.3               61.5              188.7              185.7
   Other taxes                                                  13.9               19.5               53.6               61.6
-----------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                       154.3              168.7              482.1              483.3
-----------------------------------------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME BEFORE UTILITY
   INCOME TAXES                                                 95.2               81.0              306.1              314.9
-----------------------------------------------------------------------------------------------------------------------------
UTILITY INCOME TAXES                                            29.3               23.2               93.7               92.9
-----------------------------------------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME                                        65.9               57.8              212.4              222.0
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)                                       (0.1)              (1.1)              (0.9)               1.0
=============================================================================================================================
INTEREST
   Interest on long-term debt                                   11.8               13.7               37.1               42.9
   Other interest                                                0.9                2.7                3.5               12.6
   Amortization of premium, reacquisition premium,
     discount and expense on debt, net                           1.0                0.9                3.2                2.9
-----------------------------------------------------------------------------------------------------------------------------
Total Interest                                                  13.7               17.3               43.8               58.4
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $   52.1           $   39.4           $  167.7           $  164.6
=============================================================================================================================

DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                        1.9                1.9                5.6                5.6
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AVAILABLE FOR COMMON SHARES                         $   50.2           $   37.5           $  162.1           $  159.0
-----------------------------------------------------------------------------------------------------------------------------
COMMON DIVIDENDS DECLARED                                   $   44.0           $   54.0           $  185.0           $  226.0
-----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,      December 31,
(in millions)                                                                       2002              2001
==========================================================================================================
                                                                             (unaudited)
ASSETS
UTILITY PLANT, at original cost
   Electric                                                                     $4,535.9          $4,440.2
   Gas                                                                           1,447.5           1,423.7
   Common                                                                          367.3             355.1
==========================================================================================================
   Total Utility Plant                                                           6,350.7           6,219.0
   Less: Accumulated provision for depreciation and amortization                 3,514.0           3,357.2
----------------------------------------------------------------------------------------------------------
   Net utility plant                                                             2,836.7           2,861.8
----------------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS                                                       8.7               8.1
----------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                                         8.1              16.0
   Accounts receivable (less reserve of $10.1 and $11.9, respectively)              93.2             135.2
   Fuel cost adjustment clause                                                       8.5                --
   Gas cost adjustment clause                                                       26.2              28.2
   Materials and supplies, at average cost                                          45.2              44.7
   Electric production fuel, at average cost                                        29.1              29.2
   Natural gas in storage, at last-in, first-out cost                               33.5             104.7
   Price risk management assets                                                      3.4                --
   Prepayments and other                                                            53.9              40.3
==========================================================================================================
Total Current Assets                                                               301.1             398.3
----------------------------------------------------------------------------------------------------------

OTHER ASSETS
   Regulatory assets                                                               226.8             170.0
   Prepayments and other                                                            44.9             194.3
----------------------------------------------------------------------------------------------------------
Total Other Assets                                                                 271.7             364.3
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $3,418.2          $3,632.5
==========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,      December 31,
(in millions)                                                                      2002              2001
=========================================================================================================
                                                                            (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity                                                    $  862.4          $1,036.3
Preferred Stocks --
   Series without mandatory redemption provisions                                  81.1              81.1
   Series with mandatory redemption provisions                                      4.4               5.0
Long-term debt, excluding amounts due within one year                             719.2             843.1
=========================================================================================================
Total Capitalization                                                            1,667.1           1,965.5
=========================================================================================================

CURRENT LIABILITIES
   Current redeemable preferred stock subject to mandatory redemption              43.0              43.0
   Current portion of long-term debt                                              128.5              59.0
   Short-term borrowings                                                          176.1             335.4
   Accounts payable                                                               140.4             145.8
   Dividends declared on common and preferred stocks                               45.7               1.7
   Customer deposits                                                               36.0              31.8
   Taxes accrued                                                                  197.8             195.4
   Interest accrued                                                                13.2               7.8
   Fuel adjustment clause                                                            --               3.7
   Accrued employment costs                                                        39.1              34.1
   Price risk management liabilities                                                4.1               5.6
   Other accruals                                                                  66.8              43.5
---------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                         890.7             906.8
---------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                                          493.0             464.7
   Deferred investment tax credits                                                 66.1              71.4
   Deferred credits                                                                44.3              48.9
   Accrued liability for postretirement and pension benefits                      249.3             160.8
   Regulatory liabilities                                                           4.8               4.5
   Other noncurrent liabilities                                                     2.9               9.9
---------------------------------------------------------------------------------------------------------
Total Other                                                                       860.4             760.2
---------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                        --                --
---------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                           $3,418.2          $3,632.5
=========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                      Nine Months
                                                                   Ended September 30,
                                                                 -----------------------
(in millions)                                                     2002             2001
========================================================================================
OPERATING ACTIVITIES
   Net Income                                                    $167.7           $164.6
   Adjustments to reconcile net income to net cash:
     Depreciation and amortization                                188.7            185.7
     Net changes in price risk management activities               (4.9)            21.6
     Deferred income taxes                                         (7.6)          (110.3)
     Amortization of deferred investment tax credits               (5.3)            (5.3)
     Other, net                                                    26.4             (1.3)
----------------------------------------------------------------------------------------
                                                                  365.0            255.0
   Changes in components of working capital:
     Accounts receivable, net                                      42.0             63.5
     Electric production fuel                                       0.1             (9.0)
     Materials and supplies                                        (0.5)             1.5
     Natural gas in storage                                        71.2             (3.1)
     Accounts payable                                               3.1           (100.6)
     Taxes accrued                                                 73.8             93.6
     Fuel adjustment clause                                       (12.2)             2.8
     Gas cost adjustment clause                                     2.0            151.7
     Accrued employment costs                                       5.0             (8.3)
     Other accruals                                                23.3            (10.5)
     Other, net                                                   (50.5)           (12.8)
----------------------------------------------------------------------------------------
Net Cash from Operating Activities                                522.3            423.8
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Construction expenditures                                   (157.1)          (127.8)
     Other investing activities, net                              (12.3)           (15.4)
----------------------------------------------------------------------------------------
Net Investing Activities                                         (169.4)          (143.2)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Retirement of long-term debt                                 (54.5)           (54.5)
     Change in short-term debt                                   (159.3)           (44.9)
     Retirement of preferred shares                                (0.6)            (0.6)
     Dividends paid - common shares                              (141.0)          (172.0)
     Dividends paid - preferred shares                             (5.6)            (5.6)
     Other financing activities, net                                0.2              0.2
----------------------------------------------------------------------------------------
Net Financing Activities                                         (360.8)          (277.4)
----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   (7.9)             3.2
Cash and cash equivalents at beginning of period                   16.0             17.9
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  8.1           $ 21.1
========================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest, net of amounts capitalized            36.3             47.9
     Cash paid for income taxes                                    33.0             68.7
----------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (unaudited)

                                                                 Three Months                  Nine Months
                                                              Ended September 30,           Ended September 30,
                                                            ----------------------        -----------------------
(in millions)                                                 2002         2001               2002         2001
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                           $  52.1       $39.4             $ 167.7       $164.6
  Other comprehensive income (loss), net of tax
    Net unrealized gains (losses) on cash flow hedges           0.1        (1.0)                2.9         (4.6)
    Minimum pension liability adjustment                     (154.0)         --              (154.0)          --
-----------------------------------------------------------------------------------------------------------------------------------
  Total other comprehensive income (loss)                    (153.9)       (1.0)             (151.1)        (4.6)
-----------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income (Loss)                           $(101.8)      $38.4             $  16.6       $160.0
-----------------------------------------------------------------------------------------------------------------------------------

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

2.    INDIANA UTILITY REGULATORY COMMISSION ELECTRIC RATE REVIEW SETTLEMENT

On June 20, 2002, a settlement agreement was filed with the Indiana Utility Regulatory Commission (IURC) regarding the Northern Indiana electric rate review. On September 23, 2002, the IURC issued an order adopting the settlement in most respects. The order provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana.

Pursuant to the settlement, Northern Indiana accrued $14.4 million in credits to electric customers during the quarter and nine-month periods ended September 30, 2002 and, as authorized, began to amortize one-half of its expenses for this proceeding over a 49-month period. The remaining expenses were charged to income in the third quarter 2002.

On October 23, 2002, the IURC denied a petition for reconsideration of the order filed on October 15, 2002 by fourteen residential customers. Therefore, Northern Indiana electric customers will begin to receive credits starting with their November monthly bill. The order adopting the settlement is currently being appealed by both the Citizen Action Coalition of Indiana and the fourteen residential customers to the Indiana Court of Appeals.

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

During the third quarter of 2002, NiSource carried out the first phase of a reorganization initiative, which resulted in the elimination of 4 positions at Northern Indiana mainly affecting executive and other management-level employees. The reorganization initiative resulted in the accrual of approximately $0.5 million of salaries and benefits associated with the eliminated positions. As of September 30, 2002, no employees had been terminated.

For all of the plans, a total of approximately 220 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of September 30, 2002, 98 employees had been terminated, of which 10 employees and 72 employees were terminated during the third quarter and nine months ended September 30, 2002, respectively. At September 30, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $3.5 million and $9.7 million related to the restructuring plans, respectively. During the

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

third quarter and nine months ended September 30, 2002, $0.3 million and $2.9 million of benefits were paid from the restructuring plans, respectively. Additionally, during the third quarter and nine months ended September 30, 2002, the restructuring plan liability was reduced by $3.5 million and $3.8 million, respectively. The net adjustment during the third quarter was recorded in response to a reduction in estimated expenses related to previous reorganization initiatives.

During the fourth quarter 2002, NiSource expects to complete the reorganization initiative, which began in the third quarter. It is expected that a charge of approximately $3.8 million will be recorded in the fourth quarter related to Northern Indiana employee severance.

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

HEDGING ACTIVITIES. The activity for the third quarter and nine month period ended September 30, 2002 with respect to cash flow hedges included the following:

                                                                       Three Months              Nine Months
                                                                    Ended September 30,      Ended September 30,
                                                                    -------------------      -------------------
(in millions, net of tax)                                                          2002                     2002
================================================================================================================
   Unrealized gains (losses) on derivatives qualifying as
     cash flow hedges at the beginning of the period                $               0.1      $              (2.7)

   Unrealized hedging gains arising during the period on
     derivatives qualifying as cash flow hedges                                      --                      2.0

   Reclassification adjustment for net loss (gain) included in
     net income                                                                     0.1                      0.9
----------------------------------------------------------------------------------------------------------------
   Net unrealized gains on derivatives qualifying as cash
     flow hedges at the end of the period                           $               0.2      $               0.2
----------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on Northern Indiana's cash flow and fair value hedges were recorded as price risk management assets and liabilities along with unrealized gains and losses on Northern Indiana's power trading portfolio. The accompanying Consolidated Balance Sheet at September 30, 2002, reflected price risk management assets of $3.4 million, of which, $0.4 million was related to unrealized gains and losses on hedges and $3.0 million was related to a physical delivery obligation that remained with Northern Indiana after the transfer of power trading activities to Energy USA-TPC Corp. (TPC), a subsidiary of NiSource, all of which were included in "Current Assets." Northern Indiana had price risk management assets that were virtually zero at December 31, 2001. At September 30, 2002, price risk management liabilities were $4.1 million included in "Current Liabilities," which were related to a physical delivery obligation that remained with Northern Indiana after the transfer of power trading activities to TPC. Northern Indiana had price risk management liabilities of $5.6 million relating to unrealized gains and losses on hedges at December 31, 2001, all of which were included in "Current Liabilities."

During the third quarter of 2002, no components of the derivatives' fair values were excluded in the assessment of hedge effectiveness. Also during the third quarter, no amounts were reclassified from other comprehensive income to earnings due to the probability that the forecasted transactions would not occur. Accumulated other comprehensive income related to cash flow hedges was $0.2 million at September 30, 2002.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TRADING ACTIVITIES. Northern Indiana's trading operations included the activities of its power trading business. Since power trading assets and liabilities were transferred to TPC, effective November 1, 2001, there were no trading assets and liabilities at September 30, 2002 and December 31, 2001.

5.    CHANGE IN INDIANA CORPORATE INCOME TAX RATE

On June 28, 2002, the governor of Indiana signed into law legislation that increases the Indiana Corporate Income tax rate from 4.5% to 8.5% effective January 1, 2003. As a result, Northern Indiana recorded an additional deferred income tax liability of $64.1 million (net) in the second quarter of 2002, to reflect the impact of the increased tax rate. A regulatory asset in the amount of $65.0 million was recorded to reflect the probable collection of the increased tax liability through future rates. The overall impact on income tax expense was a reduction of $0.9 million.

6.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Northern Indiana is currently evaluating the impact of SFAS No. 143 and does not expect the adoption of the statement to have a material effect on its financial condition or results of operations.

EITF ISSUE NO. 02-03 - ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES (EITF NO. 02-03). See Note 9.

7.    MINIMUM PENSION LIABILITY

Due to the decline in the equity markets, the fair value of Northern Indiana's pension fund assets has decreased since September 30, 2001. In addition, the discount rate used to measure the accumulated benefit obligation has decreased, resulting in an increase in the estimated minimum liability. In accordance with Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions," Northern Indiana recorded a minimum pension liability adjustment at September 30, 2002. The adjustment resulted in a decrease to prepaid pension costs of $210.6 million, an increase in intangible assets of $38.6 million, an increase to retirement benefit liabilities of $86.9 million, an increase to deferred income tax assets of $104.9 million and a decrease to other comprehensive income of $154.0 million after-tax.

8.    LEGAL PROCEEDINGS

In the normal course of its business, Northern Indiana has been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on Northern Indiana's financial position.

9.    BUSINESS SEGMENT INFORMATION

Northern Indiana's operations are divided into three primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Merchant Operations segment provides energy-related services including electric wheeling and bulk power and, through October 31, 2001, engaged in power trading. Effective November 1, 2001, Northern Indiana's power trading operations were transferred to TPC.

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

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The adjustments represent the revenues and net pre-tax operating income of Northern Indiana's electric trading business, which are reflected in the Merchant Operations Segment but are reported as a component of Other Income (Deductions) in the Statements of Consolidated Income.

($ in millions)                                               GAS        ELECTRIC       MERCHANT    ADJUSTMENTS           TOTAL
===============================================================================================================================
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
    Operating revenues                                       65.9           292.8           40.3             --           399.0
    Utility operating income before utility income
    taxes                                                   (11.8)           99.8            7.8           (0.6)           95.2

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
    Operating revenues                                       58.7           281.7          363.6         (345.3)          358.7
    Utility operating income before utility income
    taxes                                                   (24.3)           94.5           10.3            0.5            81.0
-------------------------------------------------------------------------------------------------------------------------------

($ in millions)                                               GAS        ELECTRIC       MERCHANT    ADJUSTMENTS           TOTAL
===============================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

    Operating revenues                                      496.5           789.2           90.3             --         1,376.0
    Utility operating income before utility income
    taxes                                                    46.3           239.9           20.5           (0.6)          306.1

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
    Operating revenues                                      654.0           775.7          738.8         (699.7)        1,468.8
    Utility operating income before utility income
    taxes                                                    43.2           246.0           34.6           (8.9)          314.9
-------------------------------------------------------------------------------------------------------------------------------

EITF ISSUE NO. 02-03 -- ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES (EITF NO. 02-03). On October 25, 2002, the EITF reached a final consensus in EITF No. 02-03 that gains and losses (realized or unrealized) on all derivative instruments within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. This consensus will be effective for financial statements issued for periods beginning after December 15, 2002. Northern Indiana will reevaluate its portfolio of contracts in order to determine which contracts will be required to be reported net in accordance with the provisions of the consensus.

For the periods presented, if Northern Indiana had reported its trading activities pursuant to EITF 98-10 on a net basis, the operating revenues for the merchant function above would have been $18.7 million and $50.6 million for the three and nine months ended September 30, 2001 with no impact on total operating revenues. Northern Indiana had no transactions accounted for pursuant to EITF No. 98-10 in 2002.

The task force also reached a consensus to rescind EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 98-10), and preclude mark-to-market accounting for energy trading contracts that are not derivatives pursuant to SFAS No. 133. This consensus will be effective for fiscal periods beginning after December 15, 2002, for energy trading and energy-related contracts that existed on or before October 25, 2002 that remain in effect at the date the consensus is initially applied (January 1, 2003 for Northern Indiana). Contracts entered into after October 25, 2002, will be analyzed pursuant to a generally accepted accounting principle hierarchy, excluding EITF No. 98-10. Northern Indiana does not expect the rescission of EITF No. 98-10 to have a material affect on its financial condition or results of operations.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Income (Deductions) in the Statements of Consolidated Income were comprised of the following items:

($ in millions)                                   MERCHANT         OTHER         TOTAL
======================================================================================
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
    Power trading revenues                              --            --            --
    Power trading cost of sales                         --            --            --
    Power trading administrative expenses               --            --            --
    Power trading unrealized gains (losses)             --            --            --
    Other                                               --          (0.1)         (0.1)
--------------------------------------------------------------------------------------
    Total Other Income (Deductions)                     --          (0.1)         (0.1)
--------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
    Power trading revenues                           354.3            --         354.3
    Power trading cost of sales                     (344.9)           --        (344.9)
    Power trading administrative expenses             (0.9)           --          (0.9)
    Power trading unrealized gains (losses)           (9.0)           --          (9.0)
    Other                                               --          (0.6)         (0.6)
--------------------------------------------------------------------------------------
    Total Other Income (Deductions)                   (0.5)         (0.6)         (1.1)
--------------------------------------------------------------------------------------

($ in millions)                                   MERCHANT         OTHER         TOTAL
======================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
    Power trading revenues                              --            --            --
    Power trading cost of sales                         --            --            --
    Power trading administrative expenses               --            --            --
    Power trading unrealized gains (losses)             --            --            --
    Other                                               --          (0.9)         (0.9)
--------------------------------------------------------------------------------------
    Total Other Income (Deductions)                     --          (0.9)         (0.9)
--------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
    Power trading revenues                           701.1            --         701.1
    Power trading cost of sales                     (688.2)           --        (688.2)
    Power trading administrative expenses             (2.6)           --          (2.6)
    Power trading unrealized gains (losses)           (1.4)           --          (1.4)
    Other                                               --          (7.9)         (7.9)
--------------------------------------------------------------------------------------
    Total Other Income (Deductions)                    8.9          (7.9)          1.0
--------------------------------------------------------------------------------------

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

                      THIRD QUARTER AND NINE MONTH RESULTS

Net Income

Northern Indiana reported net income of $52.1 million for the three months ended September 30, 2002, compared to $39.4 million in the 2001 period. For the nine months ended September 30, 2002, Northern Indiana reported net income of $167.7 million, a $3.1 million increase from the 2001 period.

Net Revenues

Total consolidated net revenues (operating revenues less cost of sales) for the three months ended September 30, 2002, were $249.5 million, a $0.2 million decrease from the same period last year. Total consolidated net revenues for the nine months ended September 30, 2002, were $788.2 million, a $10.0 million decrease from the same period in 2001. Net revenues decreased as a result of decreased gas revenues due to 5% warmer weather as compared to the nine month period in 2001, decreased gas cost incentive mechanisms and decreased wholesale gas sales. Also contributing to the decrease were credits to be issued to customers as a result of the Indiana Utility Regulatory Commission (IURC) electric rate review settlement and decreased industrial sales. The decreases were partially offset by increased sales to residential and commercial customers due to 27% warmer weather during the cooling season, as compared to the same period last year.

Expenses

Operating expenses for the third quarter of 2002 were $154.3 million, a decrease of $14.4 million from the same period last year. The decrease was due to reduced expenses related to reorganization initiatives and other decreased administrative and general expenses, and a decrease of $5.6 million in other taxes principally due to decreased property taxes, partially offset by IURC electric rate expenses. For the nine months ended September 30, 2002, operating expenses were $482.1 million, a decrease of $1.2 million from the same period last year. The decrease was mainly due to a decrease in other taxes principally due to decreased property taxes and reduced expenses related to reorganization initiatives. The reductions were mostly offset by increased administrative and general expenses, increased uncollectible customer receivables, IURC electric rate review expenses, and increased depreciation and amortization expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Utility Income Taxes

Utility income tax expense for the third quarter of 2002 was $29.3 million, compared to $23.2 million in 2001, due to higher pre-tax income in the current period. Utility income tax expense for the first nine months of 2002 was $93.7 million compared to $92.9 million in 2001, due to higher pre-tax income.

Other Income (Deductions)

Other income (Deductions) for the third quarter of 2002 increased $1.0 million, compared to the comparable period in 2001, mainly as a result of decreased power trading losses and decreased miscellaneous deductions. Effective November 1, 2001, Northern Indiana's power trading operations were transferred to EnergyUSA-TPC Corp. (TPC), a subsidiary of NiSource. Other Income (Deductions) for the first nine months of 2002 decreased $1.9 million mainly as a result of decreased power trading income and decreased miscellaneous deductions.

Interest

Interest expense for the third quarter and first nine months of 2002 decreased $3.6 million and $14.6 million, respectively, primarily due to a reduction in short-term and long-term debt and lower short-term interest rates.

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

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow on an intercompany basis a maximum of one billion dollars through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.75 billion revolving credit facility with a syndicate of banks. The credit facility is guaranteed by NiSource. As of September 30, 2002, Northern Indiana had $176.1 million of intercompany short-term borrowings outstanding at a weighted average interest rate of 2.54%.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                 MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Through its various business activities, Northern Indiana is exposed to risk including non-trading and, through October 31, 2001, trading risks. The non-trading risks to which Northern Indiana is exposed include interest rate risk and commodity price risk. The risk resulting from trading activities consists primarily of commodity price and credit risks. Northern Indiana's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps. Northern Indiana employs various analytic techniques to measure and monitor its market risks, including value-at-risk (VaR) and instrument sensitivity to market factors. VaR represents the potential loss or gain for an instrument or portfolio from adverse changes in market factors, for a specified time period and at a specified confidence level.

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

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC. These borrowings have interest rates that are indexed to short-term market interest rates. At September 30, 2002, the outstanding borrowings totaled $176.1 million. Based upon average borrowings during 2002, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $0.4 million and $1.3 million for the quarter and nine months ended September 30, 2002, respectively.

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

Trading Risks

Effective November 1, 2001, Northern Indiana power trading activities were transferred to TPC. The transactions associated with Northern Indiana's power trading operations have given rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity. The power trading operations marketed and traded over-the-counter contracts for the purchase and sale of electricity. The power trading activities generally did not result in the physical delivery of electricity. Some contracts within the trading portfolio required settlement by physical delivery, but were net settled in accordance with industry standards.

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

Insurance Renewal

As a result of many factors including substantial property and financial losses in the energy sector beginning in 2000 and continuing in 2002, developments in the businesses and accounting practices of certain companies in the energy sector and the overall economic downturn, rate increases and additional coverage restrictions have been expected in the energy insurance market. Northern Indiana experienced increases in premiums, deductibles and retentions along with added restrictions to coverage and capacity for its property and casualty insurance, which was renewed effective July 1, 2002. Indications are that the upward trend in insurance costs will continue in the foreseeable future.

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

Northern Indiana's operations are divided into three primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana. The Merchant Operations segment provides energy-related services including electric wheeling and bulk power and, through October 31, 2001, engaged in power trading.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

                                                 Three Months                            Nine Months
                                             Ended September 30,                     Ended September 30,
                                        ------------------------------          ------------------------------
( in millions)                                2002                2001                2002                2001
==============================================================================================================
NET REVENUES
   Sales revenues                       $     59.3          $     52.1          $    470.1          $    625.2
   Less: Cost of gas sold                     31.4                28.4               299.4               454.7
--------------------------------------------------------------------------------------------------------------
   Net Sales Revenues                         27.9                23.7               170.7               170.5
   Transportation Revenues                     6.6                 6.6                26.4                28.8
--------------------------------------------------------------------------------------------------------------
Net Revenues                                  34.5                30.3               197.1               199.3
--------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                  22.6                30.1                74.6                75.7
   Depreciation and amortization              20.6                20.1                61.4                61.0
   Other taxes                                 3.1                 4.4                14.8                19.4
--------------------------------------------------------------------------------------------------------------
Total Operating Expenses                      46.3                54.6               150.8               156.1
--------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                 $    (11.8)         $    (24.3)         $     46.3          $     43.2
==============================================================================================================

REVENUES ($ IN MILLIONS)
   Residential                                31.5                37.1               306.4               477.9
   Commercial                                 11.0                12.2                93.9               157.5
   Industrial                                 10.1                10.5                46.9                82.9
   Transportation                              6.6                 6.6                26.4                28.8
   Deferred Gas Costs                          2.4               (19.9)               (2.1)             (151.7)
   Other                                       4.3                12.2                25.0                58.6
--------------------------------------------------------------------------------------------------------------
Total                                         65.9                58.7               496.5               654.0
--------------------------------------------------------------------------------------------------------------

SALES AND TRANSPORTATION  (MDTH)
   Residential Sales                           3.8                 4.3                42.8                41.8
   Commercial Sales                            1.7                 1.6                14.4                14.5
   Industrial Sales                            2.3                 2.0                 8.1                 7.9
   Transportation                             34.0                31.5               106.8               102.2
   Other                                       0.4                 2.8                 5.0                 8.0
--------------------------------------------------------------------------------------------------------------
Total                                         42.2                42.2               177.1               174.4
--------------------------------------------------------------------------------------------------------------

HEATING DEGREE DAYS                             19                  66               2,955               3,120
NORMAL HEATING DEGREE DAYS                      42                  42               3,326               3,326
% COLDER (WARMER) THAN NORMAL                  (55%)                57%                (11%)                (6%)

CUSTOMERS
   Residential                                                                     626,406             615,144
   Commercial                                                                       48,482              47,368
   Industrial                                                                        3,313               3,326
   Transportation                                                                    8,745              14,027
   Other                                                                                18                  20
--------------------------------------------------------------------------------------------------------------
TOTAL                                                                              686,964             679,885
--------------------------------------------------------------------------------------------------------------

Northern Indiana's natural gas distribution operations serve approximately 680,000 customers in the northern part of Indiana. Northern Indiana offers both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand. As a result, segment operating income is generally higher in the first and fourth quarters reflecting the heating demand during the winter season.

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

Northern Indiana has pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of its service territory, the sale of products and services in its service territories and gas supply cost incentive mechanisms for service to its core markets. The upstream products are made up of transactions that occur between Northern Indiana and a buyer for the sales of unbundled or rebundled gas supply and capacity products. The on-system services are offered by Northern Indiana to customers and include products such as the transportation of gas on Northern Indiana's system. The incentive mechanisms gives Northern Indiana an opportunity to share in the savings created from, for example, gas purchase prices paid below an agreed benchmark and its ability to reduce pipeline capacity charges. The treatment of the revenues generated from these types of transactions varies. Northern Indiana generated $9.6 million in net revenues from various non-traditional sales and incentive programs in the first nine months of 2002, a $5.7 million decrease from the prior period.

Weather

Weather in Northern Indiana's market area for the third quarter of 2002 was 55% warmer than normal and 71% warmer than the third quarter of 2001. For the first nine months of 2002, weather was 11% warmer than normal and 5% warmer than the first nine months of 2001.

Throughput

Northern Indiana sold and transported 42.2 million dekatherms (MDth) for the third quarters of 2002 and 2001. Total volumes sold and transported were 177.1 MDth for the first nine months of 2002, an increase of 2.7 MDth from the same period in 2001, primarily due to increased transportation volumes to industrial customers and increased sales to residential customers, partially offset by decreased wholesale gas sales.

Net Revenues

Net revenues for the three months ended September 30, 2002 were $34.5 million, an increase of $4.2 million from the same period in 2001, primarily due to increased gas cost incentive mechanisms. Net revenues for the nine months ended September 30, 2002 were $197.1 million, a decrease of $2.2 million from the same period in 2001. The decrease in net revenues was primarily due to decreased gas cost incentive mechanisms and decreased wholesale gas sales.

Operating Income (Loss)

Operating loss for the third quarter of 2002 was $11.8 million, compared to an operating loss for the third quarter of 2001 of $24.3 million, an improvement of $12.5 million. The improvement was primarily due to increased net revenues, reduced expenses related to reorganization initiatives and other decreased administrative and general expenses and decreased property taxes. Operating income for the first nine months of 2002 was $46.3 million, an increase of $3.1 million from the same period in 2001. The increase was primarily due to reduced expenses related to reorganization initiatives and other decreased administrative and general expenses and decreased property taxes, partially offset by decreased net revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS

                                                  Three Months                            Nine Months
                                              Ended September 30,                     Ended September 30,
                                         ------------------------------          -----------------------------
( in millions)                                 2002                2001                2002               2001
==============================================================================================================
NET REVENUES
    Sales Revenues                       $    292.8          $    281.7          $    789.2         $    775.7
    Less: Cost of sales                        86.0                73.4               219.7              203.4
--------------------------------------------------------------------------------------------------------------
Net Revenues                                  206.8               208.3               569.5              572.3
--------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                  53.6                57.4               163.7              159.4
    Depreciation and amortization              42.7                41.4               127.3              124.7
    Other taxes                                10.7                15.0                38.6               42.2
--------------------------------------------------------------------------------------------------------------
Total Operating Expenses                      107.0               113.8               329.6              326.3
--------------------------------------------------------------------------------------------------------------
Operating Income                         $     99.8          $     94.5          $    239.9         $    246.0
==============================================================================================================

REVENUES ($ IN MILLIONS)
    Residential                               106.7                94.3               245.5              228.5
    Commercial                                 87.7                80.3               233.0              221.6
    Industrial                                105.2               101.5               296.7              310.5
    Other                                      (6.8)                5.6                14.0               15.1
--------------------------------------------------------------------------------------------------------------
Total                                         292.8               281.7               789.2              775.7
--------------------------------------------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
    Residential                             1,096.3               956.9             2,497.9            2,295.3
    Commercial                              1,040.2               946.6             2,763.1            2,612.0
    Industrial                              2,244.7             2,244.2             6,467.4            6,876.3
    Other                                      36.5                31.8               107.7              103.6
--------------------------------------------------------------------------------------------------------------
Total                                       4,417.7             4,179.5            11,836.1           11,887.2
--------------------------------------------------------------------------------------------------------------

COOLING DEGREE DAYS                             752                 561               1,015                801
NORMAL COOLING DEGREE DAYS                      573                 573                 792                792
% WARMER (COLDER) THAN NORMAL                    31%                 (2%)                28%                 1%

CUSTOMERS
    Residential                                                                     382,757            379,904
    Commercial                                                                       48,014             47,092
    Industrial                                                                        2,604              2,659
    Other                                                                               801                803
--------------------------------------------------------------------------------------------------------------
Total                                                                               434,176            430,458
--------------------------------------------------------------------------------------------------------------

Northern Indiana generates and distributes electricity to approximately 434,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters reflecting the cooling demand during the summer season.

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to work through fundamental changes. These changes will continue to have an impact on Northern Indiana's Electric Operations, structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to become more competitive and profitable in this changing environment, including shutting down inefficient generating units, converting some of its generating units to allow use of lower cost, low sulfur coal and improving the transmission interconnections with neighboring electric utilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

Industrial sales, declining during the first two quarters of 2002, rebounded somewhat in the third quarter, as production levels increased in the local steel industry. Overall sales to the steel industry increased 1.3 gwh in the third quarter of 2002 and decreased 350.9 gwh in the first nine months of 2002, compared to the same periods last year.

Regulatory Matters

On June 20, 2002, a settlement agreement was filed with the IURC regarding the Northern Indiana electric rate review. On September 23, 2002, the IURC issued an order adopting the settlement in most respects. The order provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana.

Pursuant to the settlement, Northern Indiana accrued $14.4 million in credits to electric customers during the quarter and nine-month periods ended
September 30, 2002 and, as authorized, began to amortize one-half of its expenses for this proceeding over a 49-month period. The remaining expenses were charged to income in the third quarter of 2002.

On October 23, 2002, the IURC denied a petition for reconsideration of the order filed on October 15, 2002 by fourteen residential customers. Therefore, Northern Indiana electric customers will begin to receive credits starting with their November monthly bill. The order adopting the settlement is currently being appealed by both the Citizen Action of Indiana and the fourteen residential customers to the Indiana Court of Appeals.

In 1999, the FERC issued Order 2000 addressing the formation and operation of Regional Transmission Organizations (RTOs). On February 28, 2001, Northern Indiana joined the Alliance RTO. On December 18, 2001, the IURC issued an order denying Northern Indiana's request to transfer functional control of its transmission facilities to the Alliance RTO. On December 20, 2001, the FERC reversed prior orders that had preliminarily approved the Alliance RTO and concluded that the Alliance RTO failed to meet Order 2000's scope and configuration requirements. FERC ordered the Alliance RTO companies, including Northern Indiana, to pursue membership in the Midwest Independent System Operator (MISO). On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an independent transmission company. The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. Northern Indiana has expended approximately $7.9 million related to joining the Alliance RTO. Northern Indiana believes that the amounts spent will be recoverable.

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

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). On June 20, Northern Indiana and the Office of Utility Consumer Counselor filed an ECT Stipulation and Settlement Agreement (ECT Settlement Agreement), which resolves all issues in the proceeding. Under the ECT Settlement Agreement, Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's, nitrogen oxide State Implementation Plan, and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational. Hearings on the ECT Settlement Agreement were held on August 13, 2002. Briefings have been completed and a decision by the IURC will be issued in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

Environmental Matters

The U.S Environmental Protection Agency (EPA) issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. These rules were challenged by industry and others. On March 26, 2002, the D.C. Circuit Court largely upheld the ambient air standards as proposed. Consequently, final rules specifying a compliance level and controls necessary for compliance will now be developed by EPA which will likely change air emissions compliance requirements. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and nitrogen oxides emissions from coal-fired boilers (including Northern Indiana's electric generating stations). Final implementation methods will be set by the EPA as well as state regulatory authorities. Northern Indiana believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA and are currently not reasonably estimable. Northern Indiana will continue to closely monitor developments in this area, however, the exact nature of the impact of the new standards on its operations will not be known for some time.

The EPA has initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the Clean Air Act. Northern Indiana has received and responded to information requests from the EPA on this subject over the last two years, most recently in June 2002.
At this time, Northern Indiana is unable to predict the result of EPA's review of Northern Indiana's information responses.

Sales

Electric sales for the third quarter of 2002 were 4,417.7 gwh, an increase of
238.2 gwh compared to the 2001 period, reflecting increased sales to residential and commercial customers primarily due to warmer weather. Electric sales for the first nine months of 2002 were 11,836.1 gwh, a decrease of 51.1 gwh, compared to the 2001 period, reflecting a decrease in industrial demand due to the economic downturn and other issues negatively impacting the steel industry. The decline was partially offset by increased sales to higher-margin residential and commercial customers due to warmer weather during the second and third quarters of 2002, as compared to the same periods last year.

Net Revenues

In the third quarter of 2002, electric net revenues of $206.8 million decreased by $1.5 million from the comparable 2001 period. The decrease was primarily a result of $14.4 million in credits to be issued pertaining to the IURC electric rate investigation (reflected in the "Other" class of revenues). This decrease was mostly offset by increased sales to residential and commercial customers due to the favorable impact of warmer weather during the third quarter. In the first nine months of 2002, electric net revenues of $569.5 million decreased $2.8 million from the same period in 2001. The decline resulted from the $14.4 million in credits mentioned above and decreased industrial sales. The decreases were mostly offset by increased sales to residential and commercial customers due to warmer weather during the second and third quarters of 2002, as compared to the same periods last year.

Operating Income

Operating income for the third quarter of 2002 was $99.8 million, an increase of $5.3 million from the same period in 2001, primarily resulting from the favorable effect of warmer weather and reductions in estimated amounts payable for property taxes and expenses related to reorganization initiatives. The increases were mostly offset by lower revenues due to credits to be issued pertaining to the IURC electric rate review investigation and related expenses. Operating income for the first nine months of 2002 was $239.9 million, a decrease of $6.1 million from the same period in 2001. The decrease resulted from lower revenues due to the credits mentioned above, and related expenses and increased amounts for uncollectible customer receivables, partially offset by the favorable impact of warmer weather during the second and third quarters of 2002, as compared to the same periods last year, reduced expenses related to reorganization initiatives and reductions in estimated amounts payable for property taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
MERCHANT OPERATIONS

                                                 Three Months                      Nine Months
                                             Ended September 30,               Ended September 30,
                                          --------------------------        --------------------------
(in millions)                                  2002             2001             2002             2001
======================================================================================================
NET REVENUES
   Electric Revenues                      $    40.3        $   363.6        $    90.3        $   738.8
   Less:  Cost of sales                        32.1            352.1             68.7            700.7
------------------------------------------------------------------------------------------------------
Net Revenues                                    8.2             11.5             21.6             38.1
TOTAL OPERATING EXPENSES                        0.4              1.2              1.1              3.5
------------------------------------------------------------------------------------------------------
Operating Income                          $     7.8        $    10.3        $    20.5        $    34.6
======================================================================================================

VOLUMES
   Electric sales (Gigawatt Hours)            852.4          6,589.2          2,388.5         14,300.3
------------------------------------------------------------------------------------------------------

Effective November 1, 2001, Northern Indiana's power trading operations were transferred to TPC.

Net Revenues

Net revenues for the third quarter and first nine months of 2002 were $8.2 million and $21.6 million, respectively, a decrease of $3.3 million and $16.5 million from the same periods last year, respectively. The decrease is due primarily to the transfer of power trading operations to TPC.

Operating Income

Merchant Operations had operating income of $7.8 million and $20.5 million for the third quarter and first nine months of 2002 compared to operating income of $10.3 million and $34.6 million for the same periods last year, respectively. The decrease is primarily due to the decreased net revenues discussed above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion regarding quantitative and qualitative disclosures about market risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Northern Indiana's chief executive officer and its principal financial officer, after evaluating the effectiveness of Northern Indiana's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 7, 2002, have concluded that, as of such date, Northern Indiana's disclosure controls and procedures were adequate and effective to ensure that material information relating to Northern Indiana would be made known to them.

Changes in Internal Controls

There were no significant changes in Northern Indiana's internal controls or in other factors that could significantly affect Northern Indiana's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Northern Indiana's internal controls. As a result, no corrective actions were required or undertaken.

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




                                         Northern Indiana Public Service Company
                                         ---------------------------------------
                                                         (Registrant)







Date:  November 14, 2002           By:              /s/ Jeffrey W. Grossman
                                         ---------------------------------------
                                                      Jeffrey W. Grossman
                                                        Vice President
                                                   (Duly Authorized Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barrett Hatches, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Northern Indiana Public Service Company:

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002           By:              /s/ Barrett Hatches
                                          -------------------------------------
                                                      Barrett Hatches
                                           President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis McFarland, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Northern Indiana Public Service Company:

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002           By:             /s/ Dennis McFarland
                                          -------------------------------------
                                                     Dennis McFarland
                                                Principal Financial Officer