Form 10-K
period 2002-12-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2003-03-11
CIK 72843

      As Filed with the United States Securities and Exchange Commission on March 11, 2003.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                          Commission file number 1-4125
                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

         Indiana                                              35-0552990
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

         801 East 86th Avenue
         Merrillville, Indiana                                  46410
     -------------------------------                      -----------------
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
                 Title of each class                    on which registered
     -----------------------------------------------------------------------
     Series A Cumulative Preferred - No Par Value             New York
     4-1/4% Cumulative Preferred - $100 Par Value             American

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of February 28, 2003, 73,282,258 shares of the registrant's Common Stock, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                                    CONTENTS

                                                                                                         Page
                                                                                                          No.
                                                                                                          ---
Part I
        Item 1.   Business..........................................................................      3

        Item 2.   Properties........................................................................      4

        Item 3.   Legal Proceedings.................................................................      5

        Item 4.   Submission of Matters to a Vote of Security Holders...............................      5

Part II

        Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.........      5

        Item 6.   Selected Financial Data...........................................................      6

        Item 7.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...........................................................      7

        Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........................     23

        Item 8.   Financial Statements and Supplementary Data.......................................     24

        Item 9.   Change In and Disagreements with Accountants on Accounting and
                    Financial Disclosure............................................................     55

Part III

        Item 10.  Directors and Executive Officers of the Registrant................................     56

        Item 11.  Executive Compensation............................................................     58

        Item 12.  Security Ownership of Certain Beneficial Owners and Management....................     61

        Item 13.  Certain Relationships and Related Transactions....................................     61

        Item 14   Controls and Procedures...........................................................     62

Part IV

        Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................     63

        Signatures..................................................................................     65

        Certifications..............................................................................     66

        Exhibits....................................................................................     68

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

Northern Indiana's primary business segments are: Gas Distribution Operations; Electric Operations.

During 2002, Northern Indiana re-aligned its reportable segments to reflect its current operating structure. Electric wholesale and wheeling results were moved to the Electric segment.

Holding Company Structure
Effective March 3, 1988, Northern Indiana became a subsidiary of NIPSCO Industries, Inc., an Indiana corporation. NIPSCO Industries, Inc. changed its name to NiSource Inc. (NiSource) on April 14, 1999. NiSource is an energy holding company that provides natural gas, electricity and other products and services to 3.7 million customers located within the corridor that runs from the Gulf Coast through the Midwest to New England. In connection with the acquisition of Columbia Energy Group on November 1, 2000, as discussed below, NiSource became a Delaware corporation. As a result of the acquisition, NiSource has become the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers. NiSource is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act).

Gas Distribution Operations
Northern Indiana's natural gas distribution operations serves 697,777 customers in the northern part of Indiana.

Electric Operations
Northern Indiana distributes electricity to 436,575 customers in 21 counties in the northern part of Indiana and engages in electric wholesale and wheeling transactions. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,179 megawatts
(mw), four gas fired combustion turbine generating units with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana is interconnected with five neighboring electric utilities.

On December 5, 2001, Northern Indiana announced that it would indefinitely shutdown its Dean Mitchell Generating Station (Mitchell Station). The Mitchell Station ceased production of electricity in January 2002. Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,694 mw, three gas-fired combustion turbine generating station units with a net capacity of 186 mw and two hydroelectric plants with a net capability of 10 mw. During the year ended December 31, 2002, Northern Indiana generated 72.6% and purchased
27.4 % of its electric requirements

Other
The Other segment reflects power trading results for 2001 and 2000. Effective November 1, 2001, Northern Indiana's power trading operations were transferred to EnergyUSA-TPC Corp., a subsidiary of NiSource. Although, Northern Indiana does not participate in power trading activities currently, in the future, Northern Indiana might resume power trading operations.

See Item 7 for financial information about Northern Indiana's business segments.

Competition and Changes in the Regulatory Environment
The regulatory frameworks applicable to Northern Indiana's regulated operations, at both the state and federal levels, are undergoing fundamental changes. These changes have had and will continue to have an impact on Northern Indiana's operations, structure and profitability. At the same time, competition within the gas and electric industries will create opportunities to compete for new customers and revenues. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing gas customers with increased customer choice for new products and services.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

NATURAL GAS COMPETITION. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past few years, local distribution company (LDC) customers and marketers began to purchase gas directly from producers and marketers and an open, competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines and LDCs allows customers to select the services independent from the purchase of the commodity. Northern Indiana is involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use Northern Indiana for transportation services.

ELECTRIC COMPETITION. In 1996, the Federal Energy Regulatory Commission (FERC) ordered that all public utilities owning, controlling or operating electric transmission lines file non-discriminatory, open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide to themselves. In 1997, FERC accepted for filing Northern Indiana's open-access transmission tariff and issued an opinion on December 31, 2002. In December 1999, FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs), (See Item 7, Electric Operations - Regulatory Matters). The rule was intended to eliminate pricing inequities in the provision of wholesale transmission service. Northern Indiana does not believe that compliance with the new rules will be material to its future earnings. Although wholesale customers currently represent a small portion of Northern Indiana's electricity sales, Northern Indiana intends to continue its efforts to retain and add wholesale customers by offering competitive rates and also intends to expand the customer base for which it provides transmission services.

Other Relevant Business Information
Northern Indiana's customer base is broadly diversified, with no customer accounting for a significant portion of revenues.

As of December 31, 2002, Northern Indiana had 2,512 full-time employees of which 1,853 were subject to collective bargaining agreements.

Northern Indiana files various reports with the Securities and Exchange Commission (SEC). The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as Amended. Northern Indiana makes all SEC filings available without charge to the public on NiSource's web site at http://www.nisource.com.

ITEM 2.   PROPERTIES

Discussed below are the principal properties held by Northern Indiana as of December 31, 2002.

GAS DISTRIBUTION OPERATIONS. Northern Indiana's system has approximately 14,214 miles of gas mains. The physical properties of Northern Indiana are located in the northern part of Indiana. The distribution system of Northern Indiana is primarily located on or under public streets, and other public places or on private property not owned by the company, with easements from or consent of the respective owners.

ELECTRIC OPERATIONS. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with net capabilities of 3,179 mw, two hydroelectric generating plants with net capabilities of 10 mw and four gas-fired combustion turbine generating units with net capabilities of 203 mw, for a total system net capability of 3,392 mw. It has 288 substations with an aggregate transformer capacity of 23,372,100 kilovolts (kva). Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,157 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,793 circuit miles of overhead and 1,710 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 12,664,050 kva and 454,616 electric watt-hour meters.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

On December 5, 2001, Northern Indiana announced that it would indefinitely shutdown its Mitchell Station. The Mitchell Station ceased production of electricity in January 2002. Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,694 mw, three gas-fired combustion turbine generating station units with a net capacity of 186 mw and two hydroelectric plants with a net capability of 10 mw.

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

ITEM 3.   LEGAL PROCEEDINGS

In the normal course of its business, Northern Indiana has been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on Northern Indiana's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Northern Indiana's common stock is wholly-owned by NiSource.

The following limitations on payment of dividends apply to Northern Indiana:

When any bonds are outstanding under its First Mortgage Indenture, Northern Indiana may not pay cash dividends on its stock (other than preferred or preference stock) or purchase or retire common shares, except out of earned surplus or net profits computed as required under the provisions of the maintenance and renewal fund. At December 31, 2002, Northern Indiana had approximately $147.9 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid on its common shares in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2002, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 39% of the total capitalization including surplus.

ITEM 6.   SELECTED FINANCIAL DATA

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Year Ended December 31, ($ in thousands)       2002         2001          2000           1999          1998
--------------------------------------------------------------------------------------------------------------
Operating Revenues                          1,922,210     1,917,898     1,986,508     1,752,219      1,648,603
Net Income                                    226,933       207,566       226,059       222,111        220,180
Total Assets                                3,492,061     3,632,523     3,938,861     3,655,454      3,651,949
Long-term Obligations and
  Redeemable Preferred Stock                  717,165       848,033       950,896       974,443      1,134,394
Cash Dividends Declared
  on Common Shares                            232,738       226,000       168,000       224,000        212,000
--------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

INDEX                                                                 PAGE
--------------------------------------------------------------------------
Consolidated Review................................................     7
Liquidity and Capital Resources....................................     8
Market Risk Sensitive Instruments and Positions....................    10
Other Information..................................................    11
Gas Distribution Operations........................................    13
Electric Operations................................................    18
Other Operations...................................................    23
--------------------------------------------------------------------------

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

                               CONSOLIDATED REVIEW

The Consolidated Review information should be read taking into account the critical accounting policies applied by Northern Indiana and discussed in "Other Information" of this Item 7.

Net Income
For 2002, net income of Northern Indiana increased to $226.9 million compared to $207.6 million for 2001. In 2000, net income was $226.1 million.

Net Revenues
Total consolidated net revenues (operating revenues less cost of sales) for 2002, were $1,054.9 million, an $8.6 million decrease from 2001. The decrease was attributed to reduced electric margins, primarily as a result of $28.1 million in credits issued pertaining to the Indiana Utility Regulatory Commission (IURC) electric rate review settlement and $5.2 million from lower bulk power and wheeling margins, partially offset by $14.8 million from the favorable effect of warmer weather in the summer cooling season. Gas margins, which increased $9.9 million due to 8% colder weather during the heating season, partially offset the overall decrease from the electric operations. Total consolidated net revenues for 2001 of $1,063.5 million, decreased $19.4 million from 2000. The decrease was attributable to lower electric and gas margins due to a mild summer and record-setting, 12% warmer-than-normal temperatures during the winter heating season.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Expenses
Operating expenses were $645.8 million in 2002, a decrease of $16.8 million from 2001. Operation and maintenance expenses decreased $14.0 million in 2002 from 2001 due to a reduction of $11.7 million from reduced uncollectible customer accounts and other customer-related expenses and lower employee-related and support services expenses of $8.1 million resulting from reorganization initiatives, partially offset by increased costs related to the electric rate review. Depreciation and amortization increased $6.2 million in 2002 from 2001 due to plant additions. Other taxes decreased $8.9 million in 2002 principally due to decreased property taxes.

Operating expenses were $662.6 million in 2001, an increase of $10.8 million over 2000. Operation and maintenance expenses decreased $8.6 million in 2001 from 2000 due to decreased employee-related costs and decreased costs related to termination of an outsourcing agreement for all data center, application development and maintenance and desktop management in 2000, partially offset by an increase in uncollectible customer accounts of $5.2 million and restructuring costs of $9.1 million. Depreciation and amortization increased $6.6 million in 2001 from 2000 due to plant additions. Other taxes increased $12.7 million in 2001 principally due to increased property taxes.

Utility Income Taxes
Utility income taxes increased $6.3 million in 2002 over 2001 due to increased pre-tax income in 2002, and decreased $2.8 million in 2001 over 2000, due to lower pre-tax income in 2001.

Other Income (Deductions)
Other Income (Deductions) increased $1.6 million in 2002 from 2001 as a result of favorable interest rates related to the fee on the sale of a portion of Northern Indiana's accounts receivable and reduced donations expenses, partially offset by a decrease in electric trading results, the operations of which were transferred to EnergyUSA-TPC Corp. (TPC) effective November 1, 2001. Income (Deductions) in 2001 compared to 2000 increased $1.4 million primarily due to favorable interest rates related to the fee on the sale of a portion of Northern Indiana's accounts receivable.

Interest
Interest expenses decreased $15.8 million during 2002, primarily due to reduced debt levels and lower short-term interest rates. Interest expenses decreased $7.5 million during 2001, primarily due to lower debt levels.

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. A significant portion of Northern Indiana's operations, most notably in the gas and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. In the summer months, cash receipts for electric sales normally exceed requirements. Also, during the summer months, cash on hand, together with short-term and long-term financing, is used in operations to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Net cash from operations for the twelve months ended December 31, 2002 was $457.2 million. Cash used for working capital was $47.3 million, principally driven by tax payments and increases in customer receivables and the timing of the recovery of gas and fuel costs, partly offset by reductions in gas inventories.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the 1935 Act. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.75 billion revolving credit facility with a syndicate of banks that will be reduced to $1.25 billion upon the expiration of a $500 million 364-day credit facility on March 20, 2003. The credit facility is guaranteed by NiSource. As of December 31, 2002, Northern Indiana had $448.9 million of intercompany short-term borrowings outstanding at an interest rate of 2.11%. As of December 31, 2001, Northern Indiana had an intercompany note payable of $335.4 million to NFC at an interest rate of 2.88%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Northern Indiana may sell, without recourse, up to $100 million of certain of its accounts receivable under a sales agreement, which expires May 2003. Northern Indiana plans to renew the agreement in May of 2003. Northern Indiana has sold $100 million under this agreement. Northern Indiana may not sell any new receivables if its credit rating falls below BBB- at Standard and Poor's or Baa3 at Moody's Investor Service (Moody's).

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

Contractual Obligations and Commercial Commitments
Northern Indiana has certain contractual obligations that extend beyond 2003. These obligations include long-term debt, mandatorily redeemable preferred stock, operating leases, and purchase obligations for pipeline capacity, transportation and storage services through Northern Indiana's Gas Distribution operations. The total contractual cash obligations in existence at December 31, 2002 were:

(in thousands)                            2003        2004        2005       2006         2007        After
-------------------------------------------------------------------------------------------------------------
Long-term debt                        $  130,000   $  32,000   $  71,275   $      -    $  57,000   $  555,250
Mandatory redeemable
  preferred stock                            578         878         878        878          878          302
Operating leases                          12,395      10,609       9,685      9,342        9,366       32,975
Purchase obligations                      79,281      78,182      47,970     17,921        9,324       48,990
-------------------------------------------------------------------------------------------------------------
Total contractual obligations         $  222,254   $ 121,669   $ 129,808   $ 28,141     $ 76,568   $  637,517
-------------------------------------------------------------------------------------------------------------

Capital Expenditures
Construction expenditures by Northern Indiana for 2002, 2001 and 2000 were approximately $246.5 million, $188.5 million and $193.4 million, respectively. The increase in 2002 versus 2001 was mainly due to increased expenditures related to environmental compliance with nitrogen oxide (NOx) emissions reduction initiatives.

For 2003, Northern Indiana's estimated capital expenditure program is $255.6 million remaining relatively flat as compared with 2002. Increased expenditures for NOx emission reduction initiatives for the electric operations are planned largely offset by decreased expenditures for the gas distribution operations.

Future commitments with respect to the construction program, are expected to be met through internally generated funds.

Pension Funding
Due to lower than expected returns on plan assets over the past three years and a lower assumed discount rate, Northern Indiana's pension plans are currently in an underfunded position. Although Northern Indiana expects market returns to revert to levels demonstrated in historical periods, Northern Indiana may be required to provide additional funding for the obligations if returns on plan assets fall short of the assumed 9.0% long-term rate. Also, Northern Indiana expects pension expense for 2003 to increase approximately $20.9 million over the amount recognized in 2002. See Note 8 of Notes to the Consolidated Financial Statements for more information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                 MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Through its various business activities, Northern Indiana is exposed to risk including commodity price, interest rate and credit risks. Northern Indiana's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps.

Risk management at Northern Indiana is defined as the process by which the organization ensures that the risks to which it is exposed are the risks to which it desires to be exposed to achieve its primary business objectives. Northern Indiana employs various analytic techniques to measure and monitor its market risks, including value-at-risk (VaR) and instrument sensitivity to market factors. VaR represents the potential loss or gain for an instrument or portfolio from changes in market factors, for a specified time period and at a specified confidence level.

Commodity price risk at Northern Indiana is limited, since current regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. As the utility industry undergoes deregulation, however, Northern Indiana may be providing services without the benefit of the traditional ratemaking process and will be more exposed to commodity price risk. Northern Indiana enters into certain sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer's supply requirements. Northern Indiana utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

Effective November 1, 2001, Northern Indiana power trading activities were transferred to TPC. The transactions associated with Northern Indiana's power trading operations gave rise to various risks, including market risks resulting from the potential loss from adverse changes in the market prices of electricity. The power trading operations marketed and traded over-the-counter contracts for the purchase and sale of electricity. Some contracts within the trading portfolio required settlement by physical delivery, but were net settled in accordance with industry standards.

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC. These borrowings have interest rates that are indexed to short-term market interest rates. At December 31, 2002, and December 31, 2001, the combined borrowings totaled $448.9 million and $335.4 million, respectively. Based upon average borrowings during 2002 and 2001, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $1.9 million and $3.0 million for years 2002 and 2001, respectively.

Due to the nature of the industry, credit risk is a factor in many of Northern Indiana's business activities. Credit risk arises because of the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments, standby letters of credit and guarantees. Because many of Northern Indiana's exposures vary with changes in market prices, Northern Indiana also estimates the potential credit exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, Northern Indiana considers collateral and master netting agreements, which are used to reduce individual counterparty credit risk.

Accounting Change
Effective January 1, 2001, Northern Indiana adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

The adoption of this statement on January 1, 2001, resulted in a cumulative after-tax increase to other comprehensive income (OCI) of approximately $4.0 million, which was recognized in earnings during 2002 and 2001. The adoption also resulted in the recognition of $16.0 million of assets and $12.0 million of liabilities on the consolidated balance sheet.

Refer to "Critical Accounting Policies" of this Item 7, and "Summary of Significant Accounting Policies - Accounting for Risk Management Activities" and "Risk Management Activities" in Notes 2 and 6, respectively, of Notes to the Consolidated Financial Statements for further discussion of Northern Indiana's risk management.

                                OTHER INFORMATION

Critical Accounting Policies
Northern Indiana applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on Northern Indiana's results of operations and consolidated balance sheets.

SFAS NO. 71 - ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No.
71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Northern Indiana follows the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $325.2 million and $43.7 million at December 31, 2002, and $253.6 million and $51.8 million at December 31, 2001, respectively.

In the event that regulation significantly changes the opportunity for Northern Indiana to recover its costs in the future, all or a portion of Northern Indiana's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Northern Indiana's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Northern Indiana would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." In management's opinion, Northern Indiana will be subject to SFAS No. 71 for the foreseeable future.

Certain of the regulatory assets reflected on Northern Indiana's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, Northern Indiana believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $29.3 million and $32.6 million at December 31, 2002 and 2001, respectively.

HEDGING ACTIVITIES. Under SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. Because Northern Indiana utilizes derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. As a result of the rate-making process, Northern Indiana generally records gains and losses as regulatory liabilities or assets and recognizes such gains or losses in earnings when recovered in revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Although Northern Indiana applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is high. Northern Indiana generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural gas-related businesses. Northern Indiana had $3.5 million price risk management assets and $0.8 million of price risk management liabilities primarily related to cash flow hedges at December 31, 2002. The amount of unrealized gain recorded to other comprehensive income was $2.3 million at December 31, 2002.

PENSIONS AND POSTRETIREMENT BENEFITS. Northern Indiana, through NiSource has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, amongst other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource's pensions and other postretirement benefits see
Note 8 of the Notes to Consolidated Financial Statements.

Refer to "Recently Issued Accounting Pronouncements" in Note 4 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

Insurance Renewal
Northern Indiana experienced increases in premiums in addition to increases in deductibles and retentions along with added restrictions to coverage and capacity, for its property and casualty insurance program from 2001 to 2002. Indications are that the upward trend in insurance costs will continue in the foreseeable future. This upward trend is driven by the overall poor underwriting experience of the insurance industry over the past few years, in conjunction with the overall downturn of the capital markets and the economy, which drives the need for underwriters to seek higher premiums and further restrict coverage.

Presentation of Segment Information
During 2002, Northern Indiana realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The electric wheeling and bulk power operations were moved to the Electric Operations segment. Power trading results through October 31, 2001, are reflected in the Other segment. The power trading operations were transferred to TPC effective November 1, 2001. Although Northern Indiana does not participate in power trading activities currently, in the future, Northern Indiana might resume power trading operations. As a result of the realignment, all periods have been adjusted to reflect the new segments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

Year Ended December 31, (in thousands)                   2002             2001              2000
---------------------------------------------------------------------------------------------------
NET REVENUES
  Sales Revenues                                      $  748,000       $  817,056        $  869,632
  Less: Cost of gas sold                                 498,365          576,883           629,025
---------------------------------------------------------------------------------------------------
  Net Sales Revenues                                     249,635          240,173           240,607
  Transportation Revenues                                 36,850           36,381            44,204
---------------------------------------------------------------------------------------------------
Net Revenues                                             286,485          276,554           284,811
---------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation and maintenance                               96,550          110,068           107,713
  Depreciation and amortization                           82,512           81,657            79,146
  Other taxes                                             20,653           24,592            19,895
---------------------------------------------------------------------------------------------------
Total Operating Expenses                                 199,715          216,317           206,754
---------------------------------------------------------------------------------------------------
Operating Income                                      $   86,770       $   60,237        $   78,057
===================================================================================================

REVENUES ($ IN THOUSANDS)
  Residential                                            469,273          577,297           446,044
  Commercial                                             149,912          191,762           137,772
  Industrial                                              74,339           96,158            66,195
  Transportation                                          36,850           36,381            44,204
  Deferred gas costs                                      19,563         (118,058)          109,483
  Other                                                   34,913           69,897           110,138
---------------------------------------------------------------------------------------------------
Total                                                    784,850          853,437           913,836
---------------------------------------------------------------------------------------------------

SALES AND TRANSPORTATION (MDTH)
  Residential sales                                         65.1             59.7              66.4
  Commercial sales                                          22.9             20.9              23.0
  Industrial sales                                          13.3             11.4              13.0
  Transportation                                           145.7            136.5             174.1
  Other                                                      6.4             10.5              24.8
---------------------------------------------------------------------------------------------------
Total                                                      253.4            239.0             301.3
---------------------------------------------------------------------------------------------------

HEATING DEGREE DAYS                                        4,914            4,530             4,967
NORMAL HEATING DEGREE DAYS                                 5,139            5,139             5,167
% COLDER (WARMER) THAN NORMAL                                 (4%)            (12%)              (4%)

CUSTOMERS
  Residential                                            603,775          625,099           621,156
  Commercial                                              48,363           48,139            47,656
  Industrial                                               3,334            3,341             3,471
  Transportation                                          42,283           14,313            16,589
  Other                                                       22               18                22
---------------------------------------------------------------------------------------------------
Total                                                    697,777          690,910           688,894
---------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Competition
Northern Indiana competes with investor-owned, municipal, and cooperative electric utilities throughout its service area, and to a lesser extent with other regulated natural gas utilities and propane and fuel oil suppliers. Northern Indiana continues to be a strong competitor in the energy market as a result of strong customer preference for natural gas.

Restructuring
During 2002, NiSource developed a new reorganization initiative, which resulted in the elimination of approximately 60 positions at Northern Indiana mainly affecting executive and other management-level employees. Northern Indiana's Gas Distribution segment accrued approximately $1.8 million of salaries, benefits and facilities costs associated with the reorganization initiative. Additionally, during 2002, the restructuring accrual was decreased by $2.7 million related to previous reorganization initiatives.

Regulatory Matters
Changes in gas industry regulation, which began in the mid-1980s at the federal level, has broadened to retail customers at the state level. Large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Northern Indiana's Gas Distribution's facilities for transportation services for many years. This opportunity to choose an alternative supplier has been migrating into the small commercial and residential customer classes with approved transportation programs. As of December 31, 2002, approximately 44,000 of Northern Indiana's Gas Distribution's residential and commercial customers had selected an alternate supplier.

Northern Indiana continues to develop customer choice opportunities through regulatory initiatives. While these programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Northern Indiana expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, Northern Indiana is sometimes left with pipeline capacity it has contracted for, but no longer needs. Northern Indiana is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered.

On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the new procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing on August 29, 2002. The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Another party has filed testimony indicating that some gas costs should not be recovered. A hearing is scheduled for March 13, 2003. Management intends to vigorously oppose any efforts to reduce the recovery of gas costs.

FERC Order No. 637
The Federal Energy Regulatory Commission (FERC) issued Order No. 637 on February 9, 2000. The order sets forth revisions to the previous regulatory framework to improve the competitiveness and the efficiency of the interstate natural gas transportation market. It effects changes in regulations relating to scheduling procedures, pipeline penalties, transparent pricing, new pipeline service offerings, capacity release capabilities, new reporting requirements and various other service related issues intended to enhance competition in the natural gas industry. Since the order was issued, pipelines have made pro forma filings to comply. Northern Indiana has actively engaged in settlement discussions with all of its pipeline suppliers as well as with other major customers on those pipeline systems in an effort to resolve pertinent issues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

To date, only a few of Northern Indiana's pipeline suppliers have been able to reach an agreement with customers and implement FERC-approved settlements. Most of the major pipeline suppliers to Northern Indiana made revised pro forma compliance filings, which have been approved by FERC, but have not been implemented because of pending requests for rehearing. Also, as a result of a legal challenge to Order No. 637, the D.C. Circuit Court of Appeals reversed and remanded to FERC some aspects of Order No. 637, but did not upset Order No. 637 generally or require broad changes to how pipelines implement the rule.

Based upon orders from FERC on some pipelines' compliance filings and the slowed progress by FERC, Northern Indiana believes that full implementation of Order No. 637 will not generally begin to take place prior to the winter of 2003-2004. Additionally, based upon Northern Indiana's experience to date and FERC's guidance regarding the effect of Order No. 637 on various aspects of pipeline operations, as well as the degree of compromise that occurred from all segments of the industry, management believes that while full implementation of Order No. 637 will result in some additional competition for Northern Indiana with regard to gas supply cost management and competition from market entrants that do not have "supplier of last resort" obligations, it will not have a material effect upon Northern Indiana costs, operations, or income.

Environmental Matters
REMEDIATION. Northern Indiana is a "potentially responsible party" (PRP) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant (MGP) sites which it, or its corporate predecessors, own or owned and operated. Northern Indiana may be required to share in the cost of clean-up of such sites.

Northern Indiana is party to or otherwise involved in clean-up of two waste disposal sites under Superfund or similar state laws. At both sites the final costs of clean-up have not yet been determined. As site investigations and clean-ups proceed and as additional information becomes available, the waste disposal site liability is reviewed and adjusted as necessary.

A program has been instituted to identify and investigate former MGP sites where Northern Indiana or its predecessors are the current or former owners. The program has identified 24 such sites. Initial investigation has been conducted at 20 sites. Of these sites, additional investigation activities have been completed or are in progress at 17 sites and remedial measures have been implemented or completed at 9 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. Northern Indiana is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, Northern Indiana will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the Security Exchange Commission's Staff Accounting Bulletin No. 92 (SAB No. 92) which covers accounting and disclosures relating to loss contingencies, SFAS No. 5, and American Institute of Certified Public Accountants SOP 96-1, "Environmental Remediation Liabilities" (SOP No. 96-1).

As of December 31, 2002, a reserve of approximately $11.8 million has been recorded to cover probable environmental response actions associated with Northern Indiana's gas distribution operations. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any environmental response actions required, after consideration of insurance coverage and contributions from other PRPs, will not have a material effect on its financial position.

Market Conditions
In the winter of 2000-2001, U.S. wellhead gas prices peaked at over $8.00 per dekatherm (Dth). The unprecedented high prices were due primarily to tight supply and increased demand during this period. Demand was higher than in previous periods due to the continued economic expansion in 2000, proliferation of gas-fired electric generation and record cold weather during November and December 2000. Lower production coupled with increased demand resulted in lower storage levels of natural gas for many companies during the 2000-2001 winter season.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

The economic slowdown during 2001 contributed to lower demand. Reduced industrial production and fuel switching (to coal, heating oil and distillate) resulted in industrial throughput falling. The steel industry, which has historically represented over two-thirds of the industrial throughput in Indiana, was particularly hard hit with a number of companies filing for bankruptcy.

Responding to higher natural gas prices, producers increased drilling activity, recording a record number of natural gas well completions during 2001. The increased production from these new wells along with the 2001 economic slowdown combined to create a brief period of excess gas supplies. These factors coupled with a near-record warm 2001-2002 winter heating season resulted in prices for the 2001-2002 winter declining to levels generally experienced during the 1990s. As natural gas prices in 2001 began declining, producers reduced the number of drilling rigs in operation. This reduction in active drilling rigs resulted in fewer wells being drilled and a decline in production during the latter part of 2002. Responding to lower drilling activity and increased demand from natural gas fired electric generation facilities, natural gas prices began to increase in early 2002 and continued to increase through the end of the year.

Spot prices for the current winter period as represented by prices on the NYMEX, have been in the $4.00-$6.00/Dth range, significantly higher than the prices experienced during the 2001-2002 winter season. Entering this winter, storage levels were near the top of the five-year range; however, concerns over lower levels of natural gas production and near-normal temperatures have sustained higher prices. Mid-way through the 2002-2003 winter season, natural gas storage has returned to levels slightly below the trailing five-year average. Given the reduced level of storage and lower projected production, natural gas prices are expected to continue at or near their current level through this winter heating season. To date, the higher prices of late 2002 and early 2003 have not resulted in indications of increased levels of drilling. Recent drilling activity has been relatively stable from mid-year 2002 at levels approximately one-third lower than the peak reached during 2001.

Northern Indiana has state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the balance sheet to be included in a future customer billings.

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

Capital Expenditures
Northern Indiana's Gas Distribution segment's capital expenditure program was $48.7 million in 2002 and is projected to be approximately $41.1 million in 2003. New business initiatives totaled approximately $24.6 million in 2002 and are expected to be $23.3 million in 2003. The remaining expenditures are for modernizing and upgrading facilities.

Weather
Weather in the Northern Indiana service territory for 2002 was 4% warmer than normal, but 8% colder than 2001, resulting in increased deliveries to residential and commercial customers as compared to 2001. In addition, transportation deliveries increased 7% over 2001. Weather in 2001 and 2000 was 12% and 4%, respectively, warmer than normal.

Throughput
Volumes sold and transported of 253.4 MDth for 2002 increased 14.4 MDth from 2001, due to colder weather in 2002 compared to 2001 as well as increased transportation to customers in the steel industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Throughput for 2001 of 239.0 MDth decreased 62.3 MDth from 2000, due to the impact of the economic decline on industrial demand, primarily from the steel industry, and decreased off-system sales.

Net Revenues
Net revenues for 2002 were $286.5 million, an increase of $9.9 million over 2001. The increase was mainly the result of colder weather in 2002 as compared with 2001.

Net revenues for 2001 were $276.6 million, a decrease of $8.2 million from 2000, due to reduced transportation to industrial customers and a decline of approximately $11.1 million as a result of warmer weather, partially offset by an increase in gas cost recovery initiative revenues.

Operating Income
For 2002, operating income was $86.8 million, an increase of $26.6 million over 2001, due to the increase in net revenues discussed above, lower employee-related and support services of $7.1 million primarily resulting from reorganization initiatives, a reduction of $4.1 million in uncollectible customer accounts and other customer-related expenses, and decreased other taxes of $4.0 million mainly resulting from decreased property taxes.

For 2001, operating income was $60.2 million, a decrease of $17.9 million over 2000, due to the decrease in net revenues discussed above and $6.2 million for restructuring costs. In addition, uncollectibles increased $2.8 million over the prior year, primarily resulting from the higher cost of gas in the 2000-2001 heating period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS

Year Ended December 31, (in thousands)                       2002           2001            2000
-----------------------------------------------------------------------------------------------------
NET REVENUES
  Sales revenues                                         $  1,137,360    $ 1,064,461     $  1,072,672
  Less: Cost of sales                                         368,955        277,552          274,573
-----------------------------------------------------------------------------------------------------
Net Revenues                                                  768,405        786,909          798,099
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation and maintenance                                   222,816        223,340          234,296
  Depreciation and amortization                               172,223        166,840          162,754
  Other taxes                                                  51,085         56,049           48,022
-----------------------------------------------------------------------------------------------------
Total Operating Expenses                                      446,124        446,229          445,072
-----------------------------------------------------------------------------------------------------
Operating Income                                         $    322,281    $   340,680     $    353,027
=====================================================================================================

REVENUES ($ IN THOUSANDS)
  Residential                                                 309,499        295,641          291,078
  Commercial                                                  297,225        292,931          282,256
  Industrial                                                  393,558        404,000          413,790
  Wholesale                                                    92,848         29,591           51,093
  Other                                                        44,230         42,298           34,455
-----------------------------------------------------------------------------------------------------
Total                                                       1,137,360      1,064,461        1,072,672
-----------------------------------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
  Residential                                                 3,228.4        2,956.9          2,953.3
  Commercial                                                  3,618.3        3,446.3          3,375.9
  Industrial                                                  8,822.4        8,935.5          9,494.9
  Wholesale                                                   2,983.5          845.0          1,546.9
  Other                                                         123.3          127.6            121.9
-----------------------------------------------------------------------------------------------------
Total                                                        18,775.9       16,311.3         17,492.9
-----------------------------------------------------------------------------------------------------

COOLING DEGREE DAYS                                             1,015            801              693
NORMAL COOLING DEGREE DAYS                                        792            792              792
% WARMER (COLDER) THAN NORMAL                                      28%             1%             -13%

ELECTRIC CUSTOMERS
  Residential                                                 384,891        381,440          379,908
  Commercial                                                   48,286         47,286           46,638
  Industrial                                                    2,577          2,643            2,663
  Wholesale                                                        22             23               37
  Other                                                           799            801              806
-----------------------------------------------------------------------------------------------------
Total                                                         436,575        432,193          430,052
-----------------------------------------------------------------------------------------------------

Market Conditions
The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes. These changes will continue to have an impact on Electric Operations' structure and profitability. At the same time, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to improve operating efficiencies in this changing environment and improve the transmission interconnections with neighboring electric utilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

The economic situation in the steel and steel-related industries continues to have an impact on electric sales. The Indiana facilities of LTV Corporation
(LTV), which declared bankruptcy, were acquired by International Steel Group
(ISG) in early 2002. Production levels at the ISG plant have gradually increased during 2002 but were down overall for the year, resulting in decreased sales. Although sales to the steel industry remained lower than normal, overall sales to the steel industry increased 67.3 gigawatt hours (gwh) during the 2002 period as compared with 2001.

Restructuring
During the third quarter of 2002, NiSource carried out a new reorganization initiative, which resulted in the elimination of approximately 60 positions at Northern Indiana mainly affecting executive and other management-level employees. During 2002, Northern Indiana Electric Operations accrued approximately $2.5 million of salaries and benefits associated with the reorganization initiative. Additionally, during 2002, the restructuring accrual was reduced by $3.5 million related to previous reorganization initiatives.

Regulatory Matters
On June 20, 2002, a settlement agreement was filed with the IURC regarding the Northern Indiana electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Pursuant to the IURC order, Northern Indiana, as authorized, began to amortize one-half of its expenses for this proceeding over a 49-month period. The remaining expenses were charged to income in the third quarter of 2002.

On October 23, 2002, the IURC denied a petition for reconsideration of the settlement order filed on October 15, 2002 by fourteen residential customers. Therefore, Northern Indiana electric customers began to receive credits starting with their November monthly bill. The November bill included credits for the customers' consumption beginning on July 1, 2002. Credits amounting to $28.1 million were recognized for electric customers for 2002. In addition, the order required Northern Indiana to establish and fund an escrow account to cover the litigation costs of certain of the parties to the electric rate review. The escrow account was established and fully funded with $1.8 million in the fourth quarter. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizen Action Coalition of Indiana and the fourteen residential customers.

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which requires a sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 taking exception to Northern Indiana's proposed sharing calculation. The proposed calculation prorated the amount to be shared with the customers based on the amount of time the rate credit was in effect during the twelve-month period. Northern Indiana has filed with the IURC, a request for a rehearing and reconsideration of the order in that proceeding. Northern Indiana believes its calculation for the amount of sharing is appropriate. Regardless of the outcome, the settlement of this issue will not have a material impact on Northern Indiana's financial position or results of operations.

In 1999, the FERC issued Order 2000 addressing the formation and operation of Regional Transmission Organizations (RTOs). On February 28, 2001, Northern Indiana joined the Alliance RTO. On December 18, 2001, the IURC issued an order denying Northern Indiana's request to transfer functional control of its transmission facilities to the Alliance RTO. On December 20, 2001, the FERC reversed prior orders that had preliminarily approved the Alliance RTO and concluded that the Alliance RTO failed to meet Order 2000's scope and configuration requirements. FERC ordered the Alliance RTO companies, including Northern Indiana, to pursue membership in the Midwest Independent System Operator (MISO). On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an independent transmission company. The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the independent transmission company (ITC), which includes Northern Indiana, signed an agreement with MISO. Northern Indiana has expended approximately $8.2 million related to joining an RTO. Northern Indiana believes that the amounts spent will be reimbursed as a result of the finalization of the ITC agreement and FERC approval.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause. The Fuel Adjustment Clause provides for costs to be collected if they are below a cap that is set based upon the costs of Northern Indiana's most expensive generating unit. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker (PPT). The PPT would allow recovery of all costs related to purchasing electricity for use by Northern Indiana's customers on a periodic basis. No actions have been taken by the IURC on this filing.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). On June 20, 2002, Northern Indiana and the Office of Utility Consumer Counselor filed an ECT Stipulation and Settlement Agreement (ECT Settlement Agreement), which resolved all issues in the proceeding. Under the ECT Settlement Agreement, Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational. The IURC approved the settlement on November 26, 2002. Northern Indiana made its initial filing for the ECT in February 2003.

In 1995 Northern Indiana filed an Open Access Transmission Tariff (OATT) in FERC Docket No. ER96-399 with FERC as required in FERC Order No. 888. The OATT established, subject to refund, rates that Northern Indiana could charge all of its customers for transmission of electric power across Northern Indiana's electric transmission facilities. The FERC established an administrative proceeding before one of its administrative law judges to examine the filing and to inquire into the appropriateness of the rates. Although the proceeding continued to litigation with regard to certain customers, Northern Indiana reached a settlement with its largest transmission customer, Wabash Valley Power Association (WVPA), which established rates to be charged to WVPA and eliminated any refund liability on behalf of Northern Indiana for transmission service provided to WVPA. In the remaining portion of the proceeding, on December 30, 2002, the FERC issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana regarding its OATT, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 31, 2002 order. Thus under FERC procedures, Northern Indiana is required to submit a compliance filing, currently due by March 17, 2003 which will establish rates and services in compliance with the FERC's order and report on the magnitude of any refund liability resulting to Northern Indiana as a result of the proceeding. Northern Indiana is in the process of determining the refund liability resulting from the FERC Opinion.

Environmental Matters
AIR. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with EPA's nitrogen oxide (NOx) State Implementation Plan
(SIP) call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. The NOx emission limitations in the Indiana rules are more restrictive than those imposed on electric utilities under the Clean Air Act Amendments of 1990 (CAAA) acid rain NOx reduction program. Compliance with the NOx limits contained in these rules is required by May 31, 2004. Northern Indiana plans to install Selective Catalytic Reduction NOx reduction technology at each of its active generating stations to comply with the rules and estimates capital costs will range from $200 to $250 million. Actual compliance costs may vary depending on a number of factors including market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. These rules were widely challenged. On March 26, 2002, the United States Court of Appeals for the D.C. Circuit largely upheld the ambient air standards as challenged. Consequently, designation of areas not attaining the standards, promulgation of rules specifying a compliance level, compliance deadline, and controls necessary for compliance will be completed over the next few years, which will likely change air emissions compliance requirements. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations). The EPA and state regulatory authorities will set final implementation requirements. Northern Indiana believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA, and are

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

currently not reasonably estimable. Northern Indiana will continue to closely monitor developments in this area. However, the exact nature of the impact of the new standards on its operations will not be known for some time.

During 1999, the EPA initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the CAAA and subsequently has issued additional information collection requests to many other utilities. Northern Indiana has also received and responded to information requests from the EPA on this subject over the last two years, most recently in June 2002. At this time, Northern Indiana is unable to predict the result of EPA's review of Northern Indiana's information responses.

In November 2002, EPA announced reforms to the New Source Review rules that include two components. The first, a final rule, does not appear to significantly impact Northern Indiana. However, upon official publication of the rules by EPA on December 31, 2002, nine northeastern states filed a legal challenge against the final rule in the U.S. District Court of Appeals for District of Columbia. The second component is a proposed rule that is subject to further public comment and revision before finalization; therefore, Northern Indiana is unable at this time to evaluate its potential impacts on operations. Northern Indiana will continue to closely monitor the developments related to both rules for potential impacts.

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

The EPA is in the process of developing a program to address regional haze. The new Bush administration announced that the EPA would move forward with rules that mandate the states to require power plants built between 1962 and 1977 to install the "best available retrofit technology" (BART). The BART program will target for control by 2013 those pollutants that limit visibility, namely particulate, sulfur dioxide and/or nitrogen oxides. Until the program is developed, Northern Indiana cannot predict the cost of complying with these rules.

WATER. The Great Lakes Water Quality Initiative (GLI) program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. As promulgated, the regulations would provide the Indiana Department of Environmental Management (IDEM) with the authority to grant water quality criteria variances and exemptions for non-contact cooling water. However, the EPA revised the variance language and other minor provisions of IDEM's GLI rule. The EPA by and large left the non-contact cooling water exemption intact; however, a separate agreement between the EPA and IDEM on interpretation of this exemption still leaves uncertainty as to its impact. The EPA change to the variance rule prompted litigation by the affected industrial parties and an agreement on the non-contact cooling water exemption has been reached with EPA/IDEM. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending issuance of these permits, the costs of complying with there requirements cannot be predicted at this time.

REMEDIATION. Northern Indiana is a PRP at three waste disposal sites under CERCLA and similar state laws, and shares in the cost of their cleanup with other PRPs. At one site, the remediation plan has been implemented and long-term monitoring is ongoing. At another site, investigations are ongoing and final costs of clean up have not yet been determined. At the third site, Northern Indiana has recently entered into an EPA Administrative Order on Consent to perform a removal action in the vicinity of a third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal. EPA and IDEM are currently evaluating the potential for remedial action at this site.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

As investigations and clean-ups proceed at each of these sites, and as additional information becomes available, waste disposal site liability is reviewed periodically and adjusted. In addition, Northern Indiana has corrective action liability under the RCRA for closure and clean-up costs associated with treatment, storage and disposal sites. As of December 31, 2002, a reserve of approximately $1.2 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership of operations, the number of other PRPs and their financial viability and the extent of environmental response required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any environmental response required will not have a material effect on the its financial position or results of operations.

Capital Expenditure Program
The Electric segment's capital expenditure program was $197.8 million in 2002 and is projected to be approximately $214.5 million in 2003. Expenditures for 2002 included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance (NOx reduction), and additions to electric distribution systems related to new business. Estimated expenditures for 2003 include approximately $100.0 million for the NOx compliance program. The remaining expenditures are for new business initiatives and maintenance programs.

Sales
Electric sales for 2002 of 18,775.9 gwh increased 2,464.6 gwh compared to 2001 due to 27% warmer weather during the summer cooling season.

Electric sales for 2001 of 16,311.3 gwh decreased 1,181.6 gwh compared to 2000, due primarily to reduced industrial sales reflecting the economic downturn and steel industry bankruptcies, as well as reduced wholesale revenues, partially offset by the impact of warmer weather.

Net Revenues
Electric net revenues were $768.4 million for 2002, a decrease of $18.5 million from 2001, primarily as a result of $28.1 million in credits issued pertaining to the IURC electric rate review settlement and $5.2 million from decreased wholesale and wheeling net revenues. The unfavorable variance was partially offset by $14.8 million from warmer weather during the summer cooling season as compared to 2001.

Electric net revenues for 2001 of $786.9 million decreased by $11.2 million from 2000, primarily reflecting reduced deliveries to the industrial segment and reduced wholesale revenues, partially offset by warmer weather.

Operating Income
Operating income for 2002 was $322.3 million, a decrease of $18.4 million from 2001. The decrease was primarily due to reduced net revenues discussed above. Also, increased depreciation expense due to plant additions were offset by lower property taxes.

Operating income for 2001 was $340.7 million, a decrease of $12.3 million from 2000. The decrease was due to lower net revenues discussed above and higher operating expenses of $1.1 million. The 2001 operating expenses included increased uncollectible expenses of $2.4 million, restructuring charges of $5.2 million, and increased depreciation expense and property taxes, partially offset by decreased employee-related costs and reduced electric production operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
OTHER

Year Ended December 31, (in thousands)         2002          2001           2000
-----------------------------------------------------------------------------------
NET REVENUES
    Electric                                   $  -       $ 802,149      $  487,239
    Less: Cost of sales                           -         790,621         472,888
-----------------------------------------------------------------------------------
Net Revenues                                      -          11,528          14,351
-----------------------------------------------------------------------------------
Total Operating Expenses                          -           2,909           3,599
-----------------------------------------------------------------------------------
Operating Income                               $  -       $   8,619      $   10,752
===================================================================================

VOLUMES
    Electric sales (Gigawatt Hours)               -        17,778.9         9,841.4
-----------------------------------------------------------------------------------

Effective November 1, 2001, Northern Indiana's power trading operations were transferred to TPC, a subsidiary of NiSource. Similar type transactions (bulk power and wheeling) are included in the Electric Operations Segment.

Net Revenues
Net revenues for 2002 decreased $11.5 million from 2001. The decrease is a result of the transfer of power trading activities to TPC as of November 1, 2001.

Net revenues for 2001 were $11.5 million, decreasing $2.8 million from 2000 due to decreased power trading in 2001 compared to the prior year.

Operating Income
Other reported an operating income decrease of $8.6 million from 2001. The decrease is due to the decrease in net revenues discussed above.

Operating income of $8.6 million in 2001 decreased $2.1 million from 2000. The decrease was due to the decrease in net revenues discussed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk are reported in Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitive Instruments and Positions."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHERN INDIANA PUBLIC SERVICE COMPANY

INDEX                                                                                                       PAGE
----------------------------------------------------------------------------------------------------------------
Independent Auditors' Report............................................................................     25
Statements of Consolidated Income.......................................................................     26
Consolidated Balance Sheets.............................................................................     27
Statements of Consolidated Capitalization...............................................................     29
Statements of Consolidated Long-Term Debt...............................................................     30
Statements of Consolidated Cash Flows...................................................................     31
Statements of Common Shareholder's Equity...............................................................     32
Notes to Consolidated Financial Statements..............................................................     33
----------------------------------------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF NORTHERN INDIANA PUBLIC SERVICE COMPANY:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization and long-term debt of Northern Indiana Public Service Company and subsidiaries as of December 31, 2002 and 2001, and the related statements of consolidated income, cash flows and common shareholder's equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at
Item 15. These financial statements and financial statement schedules are the responsibility of Northern Indiana Public Service Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 2N to the financial statements, effective January 1, 2001, Northern Indiana Public Service Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended. As explained in Note 2S to the financial statements, effective January 1, 2002, Northern Indiana Public Service Company adopted SFAS 142, "Intangible Assets."

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 13, 2003

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in thousands)                       2002           2001            2000
---------------------------------------------------------------------------------------------------
OPERATING REVENUES:
   Gas                                                    $  775,924     $  822,675      $  845,248
   Gas-Affiliated                                              8,926         30,762          68,588
   Electric                                                1,104,233      1,061,651       1,070,119
   Electric-Affiliated                                        33,127          2,810           2,553
---------------------------------------------------------------------------------------------------
   Gross Operating Revenues                                1,922,210      1,917,898       1,986,508
---------------------------------------------------------------------------------------------------
COST OF ENERGY:
   Gas costs                                                 490,769        536,796         563,699
   Gas costs-Affiliated                                        7,596         40,087          65,326
   Fuel for electric generation                              209,333        231,074         232,687
   Fuel for electric generation-Affiliated                     1,644          5,580           9,436
   Power purchased                                            54,171         37,050          32,450
   Power purchased-Affiliated                                103,807          3,848               -
----------------------------------------------------------------------------------------------------
   Cost of Sales                                             867,320        854,435         903,598
---------------------------------------------------------------------------------------------------
Operating Margin                                           1,054,890      1,063,463       1,082,910
---------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Operation                                                 248,778        263,932         269,542
   Maintenance                                                70,588         69,476          72,467
   Depreciation and amortization                             254,735        248,497         241,900
   Other taxes                                                71,738         80,641          67,917
---------------------------------------------------------------------------------------------------
   Total Operating Expenses                                  645,839        662,546         651,826
---------------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME BEFORE UTILITY
   INCOME TAXES                                              409,051        400,917         431,084
---------------------------------------------------------------------------------------------------
UTILITY INCOME TAXES                                         126,494        120,198         122,958
---------------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME                                     282,557        280,719         308,126
---------------------------------------------------------------------------------------------------
OTHER INCOME, NET                                              4,319          2,694           1,249
---------------------------------------------------------------------------------------------------
INTEREST:
   Interest on long-term debt                                 48,979         56,072          63,241
   Other interest                                              1,784          6,792          15,373
   Other interest-Affiliated                                   4,963          9,132               -
   Amortization of premium, reacquisition premium,
     discount and expense on debt, net                         4,217          3,851           4,702
---------------------------------------------------------------------------------------------------
   Total Interest                                             59,943         75,847          83,316
---------------------------------------------------------------------------------------------------
NET INCOME                                                 $ 226,933     $  207,566      $  226,059
===================================================================================================

DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                      6,782          7,474           7,817
---------------------------------------------------------------------------------------------------
BALANCE AVAILABLE FOR COMMON SHARES                       $  220,151     $  200,092      $  218,242
---------------------------------------------------------------------------------------------------
COMMON DIVIDENDS DECLARED                                 $  232,738     $  226,000      $  168,000
---------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

As of December 31, (in thousands)                             2002              2001
----------------------------------------------------------------------------------------
ASSETS
UTILITY PLANT, at original cost
   Electric                                               $ 4,590,652        $ 4,440,199
   Gas                                                      1,455,088          1,423,682
   Common                                                     369,863            355,110
----------------------------------------------------------------------------------------
   Total Utility Plant                                      6,415,603          6,218,991
----------------------------------------------------------------------------------------
   Less - Accumulated provision for depreciation
     and amortization                                       3,547,661          3,357,201
----------------------------------------------------------------------------------------
Net Utility Plant                                           2,867,942          2,861,790
----------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS                                  8,715              8,144
----------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                    4,331              8,490
   Restricted cash                                                  -              7,455
   Accounts receivable (less reserve of $7,765
     and $11,248 respectively)                                 94,334             68,151
   Unbilled revenue (less reserve of $657
     and $610, respectively)                                   72,307             67,095
   Fuel cost adjustment clause                                  2,318                  -
   Gas cost adjustment clause                                  47,779             28,217
   Materials and supplies, at average cost                     44,321             44,674
   Electric production fuel, at average cost                   39,029             29,152
   Natural gas in storage, at last-in, first-out cost          15,501            104,706
   Price risk management assets                                 3,531              1,221
   Prepayments and other                                       36,210             39,118
----------------------------------------------------------------------------------------
Total Current Assets                                          359,661            398,279
----------------------------------------------------------------------------------------
OTHER ASSETS:
   Regulatory assets                                          225,614            170,022
   Intangible assets                                           25,086                  -
   Prepayments and other                                        5,043            194,288
----------------------------------------------------------------------------------------
Total Other Assets                                            255,743            364,310
----------------------------------------------------------------------------------------
TOTAL ASSETS                                              $ 3,492,061        $ 3,632,523
========================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

As of December 31, (in thousands)                                             2002               2001
--------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity                                               $   899,622       $  1,036,314
Preferred Stocks--
   Series without mandatory redemption provisions                              81,114             81,114
   Series with mandatory redemption provisions                                  3,814              4,969
Long-term debt, excluding amounts due within one year                         713,351            843,064
--------------------------------------------------------------------------------------------------------
Total Capitalization                                                        1,697,901          1,965,461
--------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current redeemable preferred stock subject to mandatory
     redemption                                                                     -             43,000
   Current portion of long-term debt                                          130,000             59,000
   Short term borrowings-Affiliated                                           448,899            335,415
   Accounts payable                                                           162,223             92,099
   Accounts payable-Affiliated                                                 25,279             53,737
   Dividends declared on preferred stocks                                       1,115              1,748
   Customer deposits                                                           39,346             31,830
   Taxes accrued                                                               70,986            233,357
   Interest accrued                                                             9,854              7,825
   Fuel adjustment clause                                                           -              3,665
   Accrued employment costs                                                    35,692             34,075
   Price risk management liabilities                                              808              5,609
   Other accruals                                                              46,824             43,468
--------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                     971,026            944,828
--------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                                      488,836            426,694
   Deferred investment tax credits                                             64,315             71,392
   Deferred credits                                                            43,176             48,963
   Accrued liability for postretirement and pension benefits                  219,023            160,768
   Regulatory liabilities                                                       4,903              4,503
   Other noncurrent liabilities                                                 2,881              9,914
--------------------------------------------------------------------------------------------------------
Total Other                                                                   823,134            722,234
--------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                       -                  -
--------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                      $ 3,492,061       $ 3,632,523
========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CAPITALIZATION

As of December 31, (in thousands)                                                   2002             2001
-------------------------------------------------------------------------------------------------------------
COMMON SHAREHOLDER'S EQUITY
   Common stock--without par value--authorized
     75,000,000 shares--issued and outstanding
     73,282,258 shares                                                          $   859,488       $   859,488
   Additional paid-in-capital                                                        33,483            19,098
   Retained earnings                                                                147,865           160,452
   Other comprehensive income                                                      (141,214)           (2,724)
-------------------------------------------------------------------------------------------------------------
Total Common Shareholder's Equity                                                   899,622         1,036,314
-------------------------------------------------------------------------------------------------------------

PREFERRED STOCKS, WHICH ARE REDEEMABLE SOLELY AT OPTION OF ISSUER:
   Northern Indiana Public Service Company--
     Cumulative preferred stock--$100 par value--
       4-1/4% series--209,035 outstanding                                            20,903            20,903
       4-1/2% series--79,996 shares outstanding                                       8,000             8,000
       4.22% series--106,198 shares outstanding                                      10,620            10,620
       4.88% series--100,000 shares outstanding                                      10,000            10,000
       7.44% series--41,890 shares outstanding                                        4,189             4,189
       7.50% series--34,842 shares outstanding                                        3,484             3,484
       Premium on preferred stock and other                                             254               254
     Cumulative preferred stock--no par value--
       Adjusted rate 6.00% at December 31, 2002) -
       Series A (stated value--$50 per share),
       473,285 shares outstanding                                                    23,664            23,664
-------------------------------------------------------------------------------------------------------------
Series without mandatory redemption provisions                                       81,114            81,114
-------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCKS, SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS OR
WHOSE REDEMPTION IS OUTSIDE THE CONTROL OF ISSUER:
   Northern Indiana Public Service Company--
     Cumulative preferred stock--$100 par value--
       7-3/4% series--11,136 and 16,690 shares outstanding, respectively              1,114             1,669
       8.35% series--27,000 and 33,000 shares outstanding, respectively               2,700             3,300
-------------------------------------------------------------------------------------------------------------
Series with mandatory redemption provisions                                           3,814             4,969
-------------------------------------------------------------------------------------------------------------
Long-term debt                                                                      713,351           843,064
-------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION                                                            $ 1,697,901       $ 1,965,461
-------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in thousands)                                        2002              2001
--------------------------------------------------------------------------------------------------
FIRST MORTGAGE BONDS--
   Series NN, 7.10% - due July 1, 2017                                 $  55,000         $  55,000
--------------------------------------------------------------------------------------------------

POLLUTION CONTROL NOTES AND BONDS--
   Series A Note--City of Michigan, 5.70% due October 1, 2003                  -             6,000
   Series 1988 Bonds--Jasper County--Series A, B and C--1.30%
     weighted average at December 31, 2002, due November 1, 2016         130,000           130,000
   Series 1988 Bonds--Jasper County--Series D--1.14% weighted
     average at December 31, 2002, due November 1, 2007                   24,000            24,000
   Series 1994 Bonds--Jasper County--Series A--1.30% at
     December 31, 2001, due August 1, 2010                                10,000            10,000
   Series 1994 Bonds--Jasper County--Series B--1.30% at
     December 31, 2002, due June 1, 2013                                  18,000            18,000
   Series 1994 Bonds--Jasper County--Series C--1.30% at
     December 31, 2002, due April 1, 2019                                 41,000            41,000
--------------------------------------------------------------------------------------------------
Total                                                                    223,000           229,000
--------------------------------------------------------------------------------------------------

MEDIUM-TERM NOTES--
   Interest rates between 6.50% and 7.69% with a weighted
     average interest rate of 7.19% and various maturities
     between July 8, 2004 and August 4, 2027                             437,525           561,525
--------------------------------------------------------------------------------------------------

UNAMORTIZED PREMIUM AND DISCOUNT ON LONG-TERM DEBT, NET                   (2,174)           (2,461)
--------------------------------------------------------------------------------------------------

Total long-term debt, excluding amounts due in one year                $ 713,351         $ 843,064
==================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in thousands)                                 2002                   2001                   2000
                                                                    ----------             ----------             ----------
OPERATING ACTIVITIES
    Net income                                                      $  226,933             $  207,566             $  226,059
    Adjustments to reconcile net income to net cash:
      Depreciation and amortization                                    254,735                248,497                241,900
      Net changes in price risk management activities                   (7,111)                (7,273)               (10,663)
      Deferred income taxes                                             18,043                (74,982)               (16,530)
      Amortization of deferred investment tax credits                   (7,077)                (7,087)                (7,087)
      Other, asset items                                                18,980                  8,900                  8,031
    Changes in components of working capital:

      Accounts receivable, net                                         (45,395)               115,517               (126,157)
      Electric production fuel                                          (9,877)               (13,561)                16,377
      Materials and supplies                                               353                  2,326                  5,735
      Natural gas in storage                                            89,205                  5,040                (86,780)
      Accounts payable                                                  37,366               (205,351)               217,949
      Taxes accrued                                                    (97,171)               114,955                (80,359)
      Fuel adjustment clause                                            (5,983)                 3,463                  4,403
      Gas cost adjustment clause                                       (19,562)               118,037               (109,468)
      Accrued employment costs                                           1,617                (24,705)                 7,387
      Other accruals                                                     3,356                 21,322                    (17)
      Other assets                                                      (8,745)               (18,071)                (2,471)
      Other liabilities                                                  7,574                 22,557                  1,261
                                                                    ----------             ----------             ----------
Net Cash from Continuing Operations                                    457,241                517,150                289,570
                                                                    ----------             ----------             ----------
INVESTING ACTIVITIES
      Capital expenditures                                            (242,078)              (187,207)              (193,413)
      Other investing activities                                        (5,091)               (19,365)                  --
                                                                    ----------             ----------             ----------
Net Investing Activities                                              (247,169)              (206,572)              (193,413)
                                                                    ----------             ----------             ----------
FINANCING ACTIVITIES
      Retirement of long-term debt                                     (59,000)               (19,000)              (158,000)
      Change in short-term debt                                        113,484                (71,685)               310,810
      Retirement of preferred shares                                   (43,000)                (1,155)                (4,906)
      Dividends paid - common shares                                  (232,700)              (226,000)              (226,000)
      Dividends paid - preferred shares                                 (7,400)                (6,929)                (7,861)
      Other financing activities                                        14,385                  6,892                    359
                                                                    ----------             ----------             ----------
Net cash used in financing activities                                 (214,231)              (317,877)               (85,598)
                                                                    ----------             ----------             ----------
Increase (decrease) in cash and cash equivalents                        (4,159)                (7,299)                10,559
Cash and cash equivalents at beginning of year                           8,490                 15,789                  5,230
                                                                    ----------             ----------             ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    4,331             $    8,490             $   15,789
                                                                    ==========             ==========             ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for interest, net of amounts capitalized                53,846                 73,440                 69,438
      Interest capitalized                                               1,047                  1,342                    323
      Cash paid for income taxes                                       212,199                154,963                164,861
                                                                    ----------             ----------             ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY


                                                Common Stock                                      Accumulated
                                          -----------------------      Additional                    Other
                                             Shares                     Paid In    Retained      Comprehensive
(in thousands)                            Outstanding      Value        Capital    Earnings       Income (Loss)     Total
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                 73,282      $859,488       $12,525   $ 136,118       $       -      $1,008,131
Comprehensive Income:                                                                                                     -
   Net income                                                                       226,059                         226,059
                                                                                                                  ---------
Comprehensive Income                                                                                             $  226,059
                                                                                                                  ---------
Cash dividends:
   Common stock                                                                    (168,000)                       (168,000)
Preferred stock dividend                                                             (7,817)                         (7,817)
Tax benefit allocation                                                                                                    -
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                 73,282      $859,488       $12,525   $ 186,360       $       -      $1,058,373
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net income                                                                       207,566                         207,566
   Net unrealized gains on derivatives,
      net of tax                                                                                     (2,724)         (2,724)
                                                                                                                  ---------
Comprehensive Income                                                                                             $  204,842
                                                                                                                  ---------
Cash dividends:
   Common stock                                                                    (226,000)                       (226,000)
Preferred stock dividend                                                             (7,474)                         (7,474)
Tax benefit allocation                                                    6,573                                       6,573
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                 73,282      $859,488       $19,098   $ 160,452       $  (2,724)     $1,036,314
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net income                                                                       226,933                         226,933
   Net unrealized gains on derivatives,
      net of tax                                                                                      5,007           5,007
   Minimum pension liability, act of tax                                                           (143,497)       (143,497)
                                                                                                                  ---------
Comprehensive Income                                                                                             $   88,443
                                                                                                                  ---------
Cash dividends:
   Common stock                                                                    (232,738)                       (232,738)
Preferred stock dividend                                                             (6,782)                         (6,782)
Tax benefit allocation                                                   14,385                                      14,385
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                 73,282      $859,488       $33,483   $ 147,865       $(141,214)     $  899,622
---------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       HOLDING COMPANY STRUCTURE

Effective March 3, 1988, Northern Indiana Public Service Company (Northern Indiana) became a subsidiary of NIPSCO Industries, Inc., an Indiana corporation. NIPSCO Industries, Inc. changed its name to NiSource Inc. (NiSource) on April 14, 1999. NiSource is an energy holding company that provides natural gas, electricity and other products and services to approximately 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. Subsequent to the completion of the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, NiSource became a Delaware corporation. NiSource is a registered holding company under the Public Utility Holding Company Act of 1935, as amended.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Northern Indiana and subsidiaries, after the elimination of all significant intercompany items. All subsidiaries are wholly-owned by Northern Indiana. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

B. CASH AND CASH EQUIVALENTS. Northern Indiana considers all investments with original maturities of three months or less to be cash equivalents. Northern Indiana reports amounts deposited in brokerage accounts for margin requirements in the restricted cash balance sheet caption.

C. BASIS OF ACCOUNTING FOR RATE-REGULATED OPERATIONS. Northern Indiana's rate-regulated operations follow the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). SFAS No. 71 provides that rate-regulated entities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

In the event that regulation significantly changes the opportunity for Northern Indiana to recover its costs in the future, all or a portion of Northern Indiana's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Northern Indiana's existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Northern Indiana would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of Financial Accounting Standards Board (FASB) Statement No. 71." In management's opinion, Northern Indiana will be subject to SFAS No. 71 for the foreseeable future.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Regulatory assets and liabilities were comprised of the following items:

At December 31, (in thousands)                                                               2002           2001
------------------------------------------------------------------------------------------------------------------
ASSETS
   Reacquisition premium on debt (see Note 12)                                             $ 29,297       $ 32,647
   R. M. Schahfer Unit 17 and Unit 18 carrying charges and
     deferred depreciation (see Note 2E)                                                     45,459         49,677
   Bailly scrubber carrying charges and deferred depreciation
     (see Note 2E)                                                                            5,203          6,139
   Postemployment and other postretirement costs (see Note 8)                                55,976         61,574
   Regulatory effects of accounting for income taxes (See Note 2O)                          139,214         75,340
   Underrecovered fuel costs                                                                  2,318              -
   Underrecovered gas costs                                                                  47,779         28,217
------------------------------------------------------------------------------------------------------------------
TOTAL REGULATORY ASSETS (OF WHICH $60,847 AND $39,955 ARE CURRENT.)                        $325,246       $253,594
------------------------------------------------------------------------------------------------------------------

LIABILITIES
   Overrecovered fuel costs                                                                $      -       $  3,665
   Emission allowances                                                                        4,903          4,503
   Regulatory effects of accounting for income taxes (See Note 2O)                           38,785         43,617
------------------------------------------------------------------------------------------------------------------
TOTAL REGULATORY LIABILITIES (OF WHICH $0 AND $3,665 ARE CURRENT.)                         $ 43,688       $ 51,785
------------------------------------------------------------------------------------------------------------------

Regulatory assets, net of liabilities, of approximately $229.7 million are not presently included in the rate base and consequently are not earning a return on investment. These regulatory assets are being recovered as components of cost of service over periods generally ranging from 1 to 12 years. Regulatory assets of approximately $29.3 million require specific rate action.

D. UTILITY PLANT AND RELATED DEPRECIATION AND MAINTENANCE. Property, plant and equipment (principally utility plant) are stated at cost. Northern Indiana records depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties.

For Northern Indiana, an allowance for funds used during construction (AFUDC) is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service.

The pre-tax rates for AFUDC were 2.7% in 2002, 5.0% in 2001, and 6.9% in 2000. The decline in the 2002 AFUDC rate, as compared with 2001, was due to lower short-term interest rates and the use of short-term borrowings to fund construction efforts.

The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended, December 31, 2002, 2001 and 2000 were as follows:

                          2002            2001           2000
-------------------------------------------------------------
Electric                  3.6%            3.7%           3.7%
Gas                       5.4%            5.6%           5.4%
-------------------------------------------------------------

Northern Indiana charges maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E. CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of units 17 and 18 at the R. M. Schahfer Generating Station, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the Indiana Utility Regulatory Commission (IURC), pending the inclusion of the cost of each unit in rates. Such carrying charges and deferred depreciation are being amortized over the remaining life of each unit.

Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the IURC. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.

F. AMORTIZATION OF SOFTWARE COSTS. External and incremental internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years.

G. REVENUE RECOGNITION. Revenues are generally recorded, as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered. Revenues relating to energy trading operations, which were transferred to EnergyUSA-TPC (TPC) effective November 1, 2001, were recorded based upon changes in the fair values, net of reserves, of the related energy trading contracts. Changes in the fair values of energy trading contracts were recognized in "other income" net of associated costs on the consolidated income statement.

H. ACCOUNTS RECEIVABLE SALES PROGRAM. Northern Indiana has entered into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying consolidated balance sheets and as operating cash flows in the accompanying statements of consolidated cash flows. The costs of these programs, which are based upon the purchasers' level of investment and borrowing costs, are charged to other income in the accompanying statements of consolidated income.

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

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. GAS COST ADJUSTMENT CLAUSE. Northern Indiana defers differences between gas purchase costs and the recovery of such costs in revenues, and adjusts future billings for such deferrals on a basis consistent with applicable state approved tariff provisions.

L. NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas using the LIFO method in December 2002 and December 2001, the estimated replacement cost of gas in storage at December 31, 2002 and December 31, 2001, exceeded the stated LIFO cost by $86.7 million and $33.9 million, respectively.

M. AFFILIATED COMPANY TRANSACTIONS. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services Company (NCS), a wholly-owned subsidiary of NiSource.

The costs of these services are charged to Northern Indiana based on payroll costs and expenses incurred by NCS employees for the benefit of Northern Indiana. These costs, which totaled $61.3 million for the year 2002, $72.1 million for the year 2001 and $21.2 million for the year 2000, consist primarily of employee compensation and benefits. These costs are included in "operation expense," on the consolidated income statement.

Northern Indiana had affiliated gas revenues of $8.9 million, $30.8 million and $68.6 million for years 2002, 2001 and 2000, respectively. Also, Northern Indiana had affiliated electric revenues of $33.1 million, $2.8 million and $2.6 million for years 2002, 2001 and 2000, respectively.

Northern Indiana purchased natural gas and transportation services from affiliated companies in the amount of $7.6 million, $40.1 million and $65.3 million, representing 1.5%, 6.9% and 10.4% of Northern Indiana's total gas costs for years 2002, 2001 and 2000, respectively.

The December 31, 2002, and 2001 accounts receivable balance include approximately $6.6 million and $13.2 million, respectively, due from associated companies.

As of December 31, 2002, Northern Indiana had an intercompany note payable of $448.9 million to NiSource Finance Corp. (NFC) at an interest rate of 2.11%. As of December 31, 2001, Northern Indiana had an intercompany note payable of $335.4 million to NFC at an interest rate of 2.88%.

Effective November 1, 2001, Northern Indiana's power trading operations were transferred to TPC.

N. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Northern Indiana adopted SFAS No. 133 effective January 1, 2001, resulting in a cumulative after-tax increase to other comprehensive income of approximately $4.0 million

If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated.

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. Northern Indiana utilizes derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. Any amounts determined to be ineffective are recognized currently in earnings. If a forecasted transaction corresponding to a cash flow hedge is not expected to occur, the accumulated the gains or losses are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

fair value of the hedged item. As a result of the rate-making process, Northern Indiana generally records gains and losses as regulatory assets or liabilities and recognize such gains or losses in earnings when accommodated in rates.

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

Northern Indiana joins in the filing of consolidated federal and state income tax returns with its parent company, NiSource and certain of NiSource's other affiliated companies. On January 14, 2002, NiSource and its subsidiaries filed an application with the Securities and Exchange Commission (SEC) to request approval for a proposed Tax Allocation Agreement. Under the proposed Tax Allocation Agreement, which would apply to 2001 and later tax years, the consolidated tax would be allocated among the members of the group in proportion to each member's relative contribution to the group's consolidated tax liability. Additionally, NiSource's tax savings are allocated to its subsidiaries and recognized as adjustments to equity. The amount of tax savings allocated to Northern Indiana for the 2001 and 2000 tax years were $14.4 million and $6.6 million, which were recorded in equity in 2002 and 2001 periods.

P. ENVIRONMENTAL EXPENDITURES. Northern Indiana accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is developed or circumstances change.

Q. EXCISE TAXES. Northern Indiana accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. These types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. Northern Indiana accounts for other taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to "Other Taxes" expense.

R. STOCK OPTIONS AND AWARDS. NiSource currently issues long-term incentive grants to key management employees, including the management of Northern Indiana. SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. Northern Indiana continues to apply the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for awards granted under the stock-based compensation plans. The following table illustrates the effect on net income as if Northern Indiana had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Year Ended December 31, ($ in thousands)                                     2002            2001            2000
------------------------------------------------------------------------------------------------------------------
NET INCOME
    As reported                                                            226,933         207,566         226,059
    Less: Total stock-based employee compensation expense
      determined under the fair value based method for all
      awards, net of tax                                                     1,323           1,332           2,898
    Pro forma                                                              225,610         206,234         223,161
------------------------------------------------------------------------------------------------------------------

S. INTANGIBLE ASSETS. Northern Indiana had approximately $25.1 million of intangible assets recorded at December 31, 2002, which reflected the unrecognized prior service cost associated with the additional minimum liability of the pension plans recognized pursuant to SFAS No. 87, "Employers' Accounting for Pensions."

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       RESTRUCTURING ACTIVITIES

During 2000, NiSource developed and began the implementation of a plan to restructure its operations. The restructuring plan included a severance program, a transition plan to implement operational efficiencies throughout NiSource's operations and a voluntary early retirement program. During 2001, the restructuring initiative was continued with the addition of a plan to restructure the operations within NiSource's Gas Distribution and Electric Operations segments. In December 2001, Northern Indiana announced its plan to indefinitely shut down the Dean H. Mitchell Generating Station located in Gary, Indiana.

During 2002, NiSource developed a new reorganization initiative, which resulted in the elimination of approximately 60 positions at Northern Indiana mainly affecting executive and other management-level employees. Northern Indiana accrued approximately $4.3 million of salaries and benefits associated with the eliminated positions during 2002. As of December 31, 2002, 49 of the approximately 60 employees had been terminated.

For all of the plans, a total of approximately 180 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of December 31, 2002, 152 employees had been terminated, of whom 126 employees were terminated during 2002. At December 31, 2002 and December 31, 2001, the consolidated balance sheets reflected liabilities of $2.4 million and $9.7 million related to the restructuring plans, respectively. During 2002, 2001 and 2000, $5.4 million, zero and $1.3 million of benefits were paid from the restructuring plans, respectively. Additionally, during 2002, the restructuring plan liability was reduced by $6.2 million due to a reduction in estimated expenses related to previous reorganization initiatives. Northern Indiana accrued approximately $8.5 million and $2.5 million during 2001 and 2000, respectively.

4.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NOS. 141 AND 142 - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The key requirements of the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing for goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

SFAS No. 141 is generally effective for combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

Northern Indiana adopted the provisions of SFAS No. 141 on July 1, 2001, and adopted SFAS No. 142 on January 1, 2002. The statements had no impact on Northern Indiana's results of operations, as Northern Indiana has no goodwill on its balance sheet.

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted and the capitalized cost is depreciated over the useful life of the related asset. Northern Indiana will defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No 71. SFAS No. 143 is effective for Northern Indiana beginning January 1, 2003.

Northern Indiana undertook an effort to identify the assets impacted by SFAS No. 143, align the assets with types of asset retirement obligations and develop a plan for measurement of the obligations for each asset group. Northern Indiana currently estimates that the adoption of SFAS No. 143 on January 1, 2003 will result in the recognition of total asset retirement obligation liabilities of approximately $1.9 million. Retirement obligations were identified at the Gas Distribution and Electric operations segments.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the Gas Distribution segment, the groups of assets reviewed for retirement obligations include distribution and service pipelines (almost all of which are on permanent easements), gas meters, underground gas storage facilities and underground storage tanks. Although the pipelines, underground gas storage facilities and underground storage tanks on owned property have certain legal obligations to remove the assets upon retirement, the lives of the assets are presently indeterminate and therefore the liabilities are not quantifiable. Regulatory requirements in Indiana require a particular number of meters be tested for removal each year. Based on Northern Indiana's judgment, the meters may be refurbished and reused or disposed of. No legal obligation exists to dispose of the removed meters; therefore, no liability would be recognized related to retirement obligations for meters. For underground gas storage tanks on leased property, where a determinate life exists, the cost to remove and dispose of the tanks is minimal.

The Electric segment has legal or contractual obligations associated with the retirement of a landfill; a fly ash pond; reservoirs and dams; and the disposal of certain chemicals and oils used in the substations, transformers, coal railcars, and oil-filled equipment on electric towers and overhead conductors. The lives of some of these facilities and equipment are presently indeterminate; therefore the associated liabilities are not quantifiable. Leased coal railcars have a determinate life. At the end of the lease terms, Northern Indiana will incur costs to ensure the proper disposal of oils and return the railcars to contractually required condition. Water towers at the hydroelectric facilities are planned for demolition within 2004. Some costs will be incurred for the removal and disposal of lead-based paints and other contaminants associated with the towers.

SFAS NO. 146 - ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The standard will be effective for exit or disposal activities initiated after December 2002. Northern Indiana does not expect the Statement to have a material effect on its financial condition or results of operations. The costs associated with Northern Indiana's restructuring plans initiated in 2002 were recorded in conformity with EITF No. 94-3.

EITF ISSUE NO. 02-03 - ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES. On October 25, 2002, the EITF reached a final consensus in EITF No. 02-03 that gains and losses (realized or unrealized) on all derivative instruments within the scope of SFAS No. 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for trading purposes. For purposes of the consensus, energy trading activities encompass contracts entered into with the objective of generating profits on, or exposure to, shifts in market prices. This consensus is effective for financial statements issued for periods beginning after December 15, 2002. Northern Indiana will reevaluate its portfolio of contracts in existence prior to the November 1, 2001 transfer of its trading operations to TPC in order to determine which contracts may be reported net in accordance with the provisions of the consensus. Because Northern Indiana reports its trading activities on a net basis within other income, the adoption of EITF No. 02-03 consensus will have no impact on Northern Indiana's results of operation.

FASB INTERPRETATION NO. 45 - GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Northern Indiana does not have guarantees requiring disclosure under FIN 45, nor does it expect the adoption of FIN 45 to have a material impact on its financial position or results of operations.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SFAS NO. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. Northern Indiana adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and continues to account for its stock-based compensation under APB No. 25. The adoption of the Statement had no impact on Northern Indiana's financial position or results of operations.

5.       ELECTRIC AND GAS OPERATIONS REGULATORY MATTERS

On June 20, 2002, a settlement agreement was filed with the IURC regarding the Northern Indiana electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.0 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Pursuant to the IURC order, Northern Indiana, as authorized, began to amortize one-half of its rate review expenses for this proceeding over a 49-month period. The remaining rate review expenses were charged to income in 2002.

On October 23, 2002, the IURC denied a petition for reconsideration of the settlement order filed on October 15, 2002 by fourteen residential customers. Therefore, Northern Indiana electric customers began to receive credits starting with their November monthly bill. The November bill included credits for the customers' consumption beginning on July 1, 2002. Credits amounting to $28.1 million were recognized for electric customers for 2002. In addition, the order required Northern Indiana to establish and fund an escrow account to cover the litigation costs of certain of the parties to the electric rate review. The escrow account was established and fully funded with $1.8 million in the fourth quarter. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizen Action Coalition of Indiana and the fourteen residential customers.

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which requires a sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 taking exception to Northern Indiana's proposed sharing calculation. The proposed calculation prorated the amount to be shared with the customers based on the amount of time the rate credit was in effect during the twelve-month period. Northern Indiana has filed with the IURC, a request for a rehearing and reconsideration of the order in that proceeding. Northern Indiana believes its calculation for the amount of sharing is appropriate. Regardless of the outcome, the settlement of this issue will not have a material impact on Northern Indiana's financial position or results of operations.

On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing on August 29, 2002. The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Another party has filed testimony indicating that some gas costs should not be recovered. A hearing is scheduled for March 13, 2003. Management intends to vigorously oppose any efforts to reduce the recovery of gas costs.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 1995 Northern Indiana filed an Open Access Transmission Tariff (OATT) in FERC Docket No. ER96-399 with FERC as required in FERC Order No. 888. The OATT established, subject to refund, rates that Northern Indiana could charge all of its customers for transmission of electric power across Northern Indiana's electric transmission facilities. The FERC established an administrative proceeding before one of its administrative law judges to examine the filing and to inquire into the appropriateness of the rates. Although the proceeding continued to litigation with regard to certain customers, Northern Indiana reached a settlement with its largest transmission customer, Wabash Valley Power Association (WVPA), which established rates to be charged to WVPA and eliminated any refund liability on behalf of Northern Indiana for transmission service provided to WVPA. In the remaining portion of the proceeding, on December 30, 2002, the FERC issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana regarding its OATT, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 31, 2002 order. Thus under FERC procedures, Northern Indiana is required to submit a compliance filing, currently due by March 17, 2003 which will establish rates and services in compliance with the FERC's order and report on the magnitude of any refund liability resulting to Northern Indiana as a result of the proceeding. Northern Indiana is in the process of determining the refund liability resulting from the FERC Opinion.

6.       RISK MANAGEMENT ACTIVITIES

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks in its business. Northern Indiana accounts for its derivatives under SFAS No. 133 and, through 2002, accounted for any trading contracts that did not qualify as derivatives accounted for under SFAS No. 133 pursuant to EITF No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

HEDGING ACTIVITIES. The activity for the years 2002 and 2001 affecting other comprehensive income, with respect to cash flow hedges included the following:

(in thousands, net of tax)                                                        2002                          2001
----------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on derivatives qualifying as cash flow
     hedges at the beginning of the period                                      $ (2,724)                      $ 4,041

Unrealized hedging gains (losses) arising during the period on
     derivatives qualifying as cash flow hedges                                    1,695                        (8,325)

     Reclassification adjustment for net loss (gain) included in net income        3,312                         1,560
----------------------------------------------------------------------------------------------------------------------
NET UNREALIZED GAINS (LOSSES) ON DERIVATIVES QUALIFYING AS CASH
     FLOW HEDGES AT THE END OF THE PERIOD                                       $  2,283                       $(2,724)
----------------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on Northern Indiana's hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets reflects price risk management assets related to unrealized gains and losses on hedges of $3.5 million and $1.2 million at December 31, 2002 and 2001, respectively, which are included in "Current Assets." Price risk management liabilities related to unrealized gains and losses on hedges (including net option premiums) were $0.8 million and $5.6 million at December 31, 2002 and 2001, respectively, which are included in "Current Liabilities."

During 2002 and 2001, Northern Indiana had no net gain or loss recognized in earnings due to the change in value of certain derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $2.3 million, net of tax.

Northern Indiana offers a Price Protection Service as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases New York Mercantile Exchange (NYMEX) futures and options contracts that correspond to a fixed or capped price and the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Northern Indiana is also engaged in writing options that potentially obligates Northern Indiana to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana also uses NYMEX derivative contracts to minimize its gas costs. These contracts do not qualify for hedge accounting and must be marked to fair value. Because these derivatives are used within the framework of its gas cost incentive mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.

TRADING ACTIVITIES. Northern Indiana's trading operations included the activities of its power trading business. Since power trading assets and liabilities were transferred to TPC, effective November 1, 2001, there were no trading assets and liabilities at December 31, 2002 and December 31, 2001.

Other Income (Deductions) in the Statement of Consolidated Income were comprised of the following items:

(in thousands)                                        Gas            Other            Total
----------------------------------------------------------------------------------------------
2002
  Power trading revenues                          $        -     $           -     $         -
  Power trading cost of sales                              -                 -               -
  Power trading administrative expenses                    -                 -               -
  Power trading unrealized gains                           -                 -               -
  Other                                                    -             4,319           4,319
----------------------------------------------------------------------------------------------
Total Other Income (Deductions)                   $        -     $       4,319     $     4,319
----------------------------------------------------------------------------------------------

2001
  Power trading revenues                          $        -     $     803,417     $   803,417
  Power trading cost of sales                              -          (790,621)       (790,621)
  Power trading administrative expenses                    -            (2,909)         (2,909)
  Power trading unrealized gains                           -            (1,268)         (1,268)
  Other                                                    -            (5,925)         (5,925)
----------------------------------------------------------------------------------------------
Total Other Income (Deductions)                   $        -     $       2,694     $     2,694
----------------------------------------------------------------------------------------------

2000
  Power trading revenues                          $        -     $     485,195     $  485,195
  Power trading cost of sales                              -          (472,888)       (472,888)
  Power trading administrative expenses                    -            (3,599)         (3,599)
  Power trading unrealized gains                           -             2,044           2,044
  Other                                                1,158           (10,661)         (9,503)
----------------------------------------------------------------------------------------------
Total Other Income (Deductions)                   $    1,158     $          91     $     1,249
----------------------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       INCOME TAXES

The components of income tax expense were as follows:

Year Ended December 31, (in thousands)             2002              2001            2000
----------------------------------------------------------------------------------------------
INCOME TAXES
Current
 Federal                                      $     101,740      $    178,404    $     129,103
 State                                               13,788            23,863           17,472
----------------------------------------------------------------------------------------------
Total Current                                       115,528           202,267          146,575
----------------------------------------------------------------------------------------------
Deferred
 Federal                                             13,591           (70,341)         (15,457)
 State                                                4,452            (4,641)          (1,073)
----------------------------------------------------------------------------------------------
Total Deferred                                       18,043           (74,982)         (16,530)
----------------------------------------------------------------------------------------------
Deferred Investment Credits                          (7,077)           (7,087)          (7,087)
----------------------------------------------------------------------------------------------
Total Utility Income Taxes                          126,494           120,198          122,958
----------------------------------------------------------------------------------------------
Income tax applicable to non-operating
 activities and income of subsidiaries               (2,446)           (2,340)           2,009
----------------------------------------------------------------------------------------------
TOTAL INCOME TAXES                            $     124,048      $    117,858    $     124,967
----------------------------------------------------------------------------------------------

Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in thousands)                 2002                        2001                    2000
---------------------------------------------------------------------------------------------------------------------------
Net income                                          $  226,933                 $    207,566             $  226,059
Add: Income taxes                                      124,048                      117,858                124,967
---------------------------------------------------------------------------------------------------------------------------
Net Income before Income Taxes                      $  350,981                 $    325,424             $  351,026
---------------------------------------------------------------------------------------------------------------------------
Amount derived by multiplying pretax income
  by statutory rate                                 $  122,843      35.0%      $    113,898     35.0%   $  122,859     35.0%
Increases (reductions) in taxes resulting from:
  Book depreciation over related tax
     depreciation                                         (683)     (0.2)             1,173      1.2          (933)     1.0
  Amortization of deferred investment
      tax credits                                       (7,077)     (2.0)            (7,087)    (2.2)       (7,087)    (2.0)
  State income taxes, net of federal income
     tax benefit                                        13,327       3.8             10,773      3.3        10,284      2.9
  Other, net                                            (4,362)     (1.2)              (899)    (0.3)         (156)       -
---------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME TAXES                                  $  124,048      35.4%      $    117,858     37.0%    $ 124,967     36.9%
---------------------------------------------------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Northern Indiana's net deferred tax liability were as follows:

At December 31, (in thousands)                                                     2002             2001
------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
  Accelerated depreciation and other property differences                      $   476,281        $  457,864
  Unrecovered gas and fuel costs                                                    19,322             4,906
  Pensions and other postretirement/postemployment benefits                              -            20,295
  Other regulatory assets                                                          102,335            73,556
  Reacquisition premium on debt                                                     10,300            11,147
------------------------------------------------------------------------------------------------------------
Total Deferred Tax Liabilities                                                     608,238           567,768
------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
  Deferred investment tax credits and other regulatory liabilities                 (38,795)          (43,618)
  Pensions and other postretirement/postemployment benefits                        (68,822)                -
  Other, net                                                                       (18,009)          (32,219)
------------------------------------------------------------------------------------------------------------
Total Deferred Tax Assets                                                         (125,626)          (75,837)
------------------------------------------------------------------------------------------------------------
Less: Deferred income taxes related to current assets and liabilities               (6,224)           65,237
------------------------------------------------------------------------------------------------------------
NON-CURRENT DEFERRED TAX LIABILITY                                             $   488,836        $  426,694
------------------------------------------------------------------------------------------------------------

On June 28, 2002, the governor of Indiana signed into law legislation that increases the Indiana Corporate Income tax rate from 4.5% to 8.5% effective January 1, 2003. As a result, Northern Indiana recorded an additional deferred income tax liability of $64.1 million (net) in the second quarter of 2002, to reflect the impact of the increased tax rate. Northern Indiana recorded a regulatory asset in the amount of $65.0 million to reflect the probable collection of the increased tax liability through future rates. The overall impact on income tax expense was a reduction of $0.9 million.

8.       PENSION AND OTHER POSTRETIREMENT BENEFITS

NiSource has a noncontributory, defined benefit retirement plan covering the majority of employees of Northern Indiana. Benefits under the plan reflect the employees' compensation, years of service and age at retirement. Additionally, Northern Indiana provides certain health care and life insurance benefits for certain retired employees under NiSource post-retirement benefit plans. The majority of employees may become eligible for these benefits if they reach retirement age while working for Northern Indiana. The expected cost of such benefits is accrued during the employees' years of service. Current rates of rate-regulated companies include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts. In 2000, NiSource began using September 30 as its measurement date rather than December 31 for its pension and postretirement benefit plans.

Due to the decline in the equity markets, the fair value of NiSource's pension fund assets, as measured at September 30, 2002, has decreased since 2001. In addition, the discount rate used to measure the accumulated benefit obligation has decreased, resulting in an increase in the estimated minimum liability. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," Northern Indiana recorded a minimum pension liability adjustment at September 30, 2002 to recognize its share of the estimated minimum liability. The adjustment resulted in a decrease to prepaid pension costs of $210.6 million, an increase in intangible assets of $25.1 million, an increase to retirement benefit liabilities of $55.8 million, an increase to deferred income tax assets of $97.8 million and a decrease to other comprehensive income of $143.5 million after-tax. Northern Indiana expects pension expense for 2003 to increase $20.9 million over the amount recognized in 2002. Although Northern Indiana expects market returns to revert to normal levels as demonstrated in historical periods, NiSource may be required to provide additional funding for the obligations if returns on plan assets fall short of the assumed 9.0% long-term rate.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Northern Indiana participates in the NiSource pension and postretirement benefit plans. The following disclosures are for the NiSource pension and postretirement benefit plans, which include Northern Indiana and NiSource Corporate Service employees.

                                                           PENSION BENEFITS                    OTHER BENEFITS
                                                     ----------------------------      ----------------------------
(in thousands)                                            2002           2001              2002            2001
-------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year            $    967,172    $    907,585      $    208,444     $   203,912
  Service cost                                             16,625          15,924             2,586           3,769
  Interest cost                                            69,167          70,336            13,073          15,852
  Plan participants' contributions                              -               -             1,099           1,241
  Plan amendments                                          (4,341)         14,638            (2,211)         (4,773)
  Actuarial (gain) loss                                    90,823          18,009            (5,624)          2,380
  Benefits paid                                           (68,001)        (59,320)          (12,529)        (13,937)
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                    $  1,071,445    $    967,172      $    204,838     $   208,444
-------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year          953,141       1,139,016             1,109           3,914
  Actual return on plan assets                            (25,592)       (126,555)               58          (2,142)
  Employer contributions                                   40,444                -            11,721          12,033
  Plan participants' contributions                              -               -             1,099           1,241
  Benefits paid                                           (68,001)        (59,320)          (12,529)        (13,937)
-------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year             $    899,992    $    953,141      $      1,458     $     1,109
-------------------------------------------------------------------------------------------------------------------

  Funded status                                          (171,453)        (14,031)         (203,380)       (207,335)
  Contributions made after measurement
    date and before fiscal year end                           148               -             1,043               -
  Unrecognized actuarial (gain) loss                      329,537         131,338           (87,517)        (90,518)
  Unrecognized prior service cost                          41,387          53,612                 -               -
  Unrecognized transition obligation                        5,488          10,976           103,342         116,108
-------------------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED AT END OF YEAR                 $    205,107    $    181,895      $   (186,512)    $  (181,745)
-------------------------------------------------------------------------------------------------------------------
AMOUNTS RECOGNIZED IN THE STATEMENT
  OF FINANCIAL POSITION CONSIST OF:
  Prepaid benefit cost                               $          -    $          -
  Accrued benefit liability                              (118,250)
  Intangible asset                                         46,309
  Accumulated other comprehensive income                  277,048
---------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED AT END OF YEAR                 $    205,107    $          -
---------------------------------------------------------------------------------

                                                          PENSION BENEFITS            OTHER BENEFITS
                                                      ------------------------     --------------------
                                                        2002             2001         2002         2001
-------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   SEPTEMBER 30,
   Discount rate assumption                             7.0%             7.5%         7.0%         7.5%
   Compensation growth rate assumption                  4.0%             4.5%         4.0%         4.5%
   Medical cost trend assumption                          -                -          5.5%         5.0%
   Assets earnings rate assumption                      9.0%             9.0%         9.0%         9.0%
-------------------------------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the components of the plans expense for each of the three years:

                                                        PENSION BENEFITS                       OTHER BENEFITS
                                              -----------------------------------    -----------------------------------
(in thousands)                                  2002         2001          2000          2002        2001        2000
------------------------------------------------------------------------------------------------------------------------
NET PERIODIC COST
   Service cost                               $ 16,625   $   15,924    $   17,062    $    2,586   $    3,769   $   4,376
   Interest cost                                69,167       70,336        67,049        13,073       15,852      16,080
   Expected return on assets                   (83,234)     (99,956)      (97,858)         (100)        (352)       (305)
   Amortization of transition obligation         5,488        5,488         5,488        10,555       10,747      10,748
   Amortization of prior service cost            7,884        5,596         5,595             -          242         279
   Recognized actuarial (gain) or loss           1,451            -        (2,200)       (8,583)      (6,645)     (5,582)
   Special termination benefits                      -            -         7,716             -            -           -
------------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFITS COST (BENEFIT)          $ 17,381   $   (2,612)   $    2,852    $   17,531   $   23,613   $  25,596
------------------------------------------------------------------------------------------------------------------------

The expense amounts above are for the total NiSource plan. Northern Indiana recorded pension expense of $11.7 million and $2.0 million for 2002 and 2000, respectively. In 2001, Northern Indiana recorded pension income of $2.8 million. For 2002, 2001 and 2000 Northern Indiana recorded other post-retirement expense of $14.4 million, $22.0 million and $24.2 million.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                     1% point      1% point
($ in thousands)                                                     increase      decrease
-------------------------------------------------------------------------------------------
Effect on service and interest components of net periodic cost         1,936        (1,850)
Effect on accumulated postretirement benefit obligation               18,034       (16,413)
-------------------------------------------------------------------------------------------

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

The redemption prices at December 31, 2002, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, were as follows:

                                                                                    Redemption
                                                                     Series       Price per Share
-------------------------------------------------------------------------------------------------
Northern Indiana Public Service Company:
   Cumulative preferred stock - $100 par value -                      4-1/4%        $     101.20
                                                                      4-1/2%        $     100.00
                                                                       4.22%        $     101.60
                                                                       4.88%        $     102.00
                                                                       7.44%        $     101.00
                                                                       7.50%        $     101.00
Cumulative preferred stock - no par value adjustable rate (6.00%
   at December 31, 2002), Series A (stated value $50 per share)                     $      50.00
------------------------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The redemption prices at December 31, 2002, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

                                           Redemption                  Sinking Fund or Mandatory
Series                                  Price per Share                  Redemption Provisions
--------------------------------------------------------------------------------------------------
Cumulative preferred stock -     $100 par value -
  8.35%                          $102.46, reduced periodically         3,000 shares on or before
                                                                       July 1; increasing to 6,000
                                                                       shares beginning in 2004;
                                                                       noncumulative option to
                                                                       double amount each year

  7-3/4%                         $103.35, reduced periodically         2,777 shares on or before
                                                                       December 1; noncumulative
                                                                       option to double amount
                                                                       each year
--------------------------------------------------------------------------------------------------

Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 2002, for each of the subsequent five years were as follows:

Year Ending December 31, ($ in thousands)
-------------------------------------------------
2003                                          578
2004                                          878
2005                                          878
2006                                          878
2007                                          878
-------------------------------------------------

10.      COMMON STOCK

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

The amended and restated 1994 Plan provides for the issuance of up to 21 million shares through December 31, 2005. At December 31, 2002, there were 10,558,706 shares reserved for future awards under the amended and restated 1994 Plan.

Restricted stock awards are restricted as to transfer and are subject to forfeiture for specific periods from the date of grant. Restricted stock grants made in 2001 and 2000 were exchanged in 2001 for new grants equal to 150% of the shares of common stock subject to the original grants. Restricted stock issued in conjunction with the new grants generally will vest over a period of years beginning on December 31, 2002. Shares subject to the new grants must be held until December 31, 2004. If a participant's employment is terminated prior to

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

vesting other than by reason of death, disability or retirement, restricted shares are forfeited. For NiSource, there were 861,740 and 1,991,643 restricted shares outstanding at December 31, 2002 and December 31, 2001, respectively.

At December 31, 2002, NiSource had 913,527 outstanding awards under a contingent stock plan. The terms of the awards contain a provision that varies the number of shares to be issued based on the level of attainment of certain stock performance targets. In 2002, based on the performance of NiSource's common stock through December 31, 2002, Northern Indiana recorded expense of $0.1 million related to the plan.

NiSource established a time accelerated restricted stock award plan (TARSAP), which governs restricted stock awards beginning with the January 1, 2003 grants. Under the plan, key executives are granted awards of restricted stock that generally vest over a period of six years or at age 62 if an employee would become age 62 within 6 years. If certain predetermined criteria involving measures of total shareholder return are met, as measured at the end of the third year after the grant date, the awards vest at that point. On January 1, 2003, 732,029 grants were issued under the TARSAP.

The long-term incentive plans have been accounted for using the intrinsic value method under APB Opinion No. 25. The compensation cost that was charged against net income for Northern Indiana for restricted stock awards was $0.6 million, $0.6 million and $0.6 million for years ended December 31, 2002, 2001 and 2000, respectively.

There were 2,190,745, 1,725,105 and 1,235,000 nonqualified stock options granted to all participants for the years ended December 31, 2002, 2001, 2000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a dividend yield of 4.9-6.0%. The weighted average fair value of options granted was $6.03, $8.44 and $4.61 during the years 2002, 2001 and 2000, respectively. The following assumptions used for grants in 2002, 2001 and 2000:

                           2002             2001               2000
------------------------------------------------------------------------
Expected Life             5.8 YRS.          5.6 yrs.      5.4 - 5.8 yrs.
Interest Rate           4.4 - 5.1%        4.0 - 4.9%          6.1 - 6.6%
Volatility            40.7 - 42.0%      27.5 - 28.4%        26.2 - 29.0%
------------------------------------------------------------------------

12.      LONG-TERM DEBT

Sinking fund requirements and maturities of long-term debt outstanding at December 31, 2002, for each of the five years subsequent to December 31, 2002, were as follows:

($ in thousands)
-----------------------------
2003                  130,000
2004                   32,000
2005                   71,275
2006                        -
2007                   57,000
-----------------------------

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.

Northern Indiana is authorized to issue and sell up to $217.7 million Medium-Term Notes, Series E, with various maturities, for purposes of refinancing certain first mortgage bonds and medium-term notes. As of December 31, 2002, $139.0 million of these medium-term notes had been issued with various interest rates and maturities.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.      SHORT-TERM BORROWINGS - AFFILIATED

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow on an intercompany basis a maximum of $1.0 billion through the NiSource Money Pool as approved by the SEC under the 1935 Act. NFC provides funding to the NiSource Money Pool from external borrowing sources and maintains an aggregate $1.75 billion revolving credit facility with a syndicate of banks that will be reduced to $1.25 billion upon the expiration of a $500 million 364-day credit facility on March 20, 2003. The credit facility is guaranteed by NiSource. As of December 31, 2002, Northern Indiana had $448.9 million of intercompany short-term borrowings outstanding at an interest rate of 2.11%. As of December 31, 2001, Northern Indiana had an intercompany note payable of $335.4 million to NFC at an interest rate of 2.88%.

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

The carrying amounts and estimated fair values of financial instruments were as follows:

                                                         CARRYING   ESTIMATED     Carrying     Estimated
                                                          AMOUNT    FAIR VALUE     Amount      Fair Value
At December 31, ($ in thousands)                           2002        2002         2001          2001
---------------------------------------------------------------------------------------------------------
Long-term investments                                       6,270      6,270         5,645         5,645
Long-term debt (including current portion)                843,351    911,433       902,064       930,692
Preferred stock (including current portion)                85,506     64,568       129,661       112,459
---------------------------------------------------------------------------------------------------------

Northern Indiana may sell, without recourse, up to $100 million of certain of its accounts receivable under a sales agreement, which expires May 2003. Northern Indiana has sold $100 million under this agreement. Under this agreement, Northern Indiana may not sell any new receivables if Northern Indiana's debt falls below BBB- or Baa3 at Standard and Poor's and Moody's Investor Service, respectively.

Under a separate agreement, in conjunction with the sales agreement, Northern Indiana acts as agent, by performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

Northern Indiana's accounts receivable program qualifies for sale accounting based upon the conditions met in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities." In the agreement, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Northern Indiana does not retain any interest in the receivables under the agreement.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.      OTHER COMMITMENTS AND CONTINGENCIES

A. CAPITAL EXPENDITURES. Northern Indiana expects that approximately $252.2 million will be expended for construction purposes during 2003.

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

GAS DISTRIBUTION. Northern Indiana is a "potentially responsible party" (PRP) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant (MGP) sites which it or its corporate predecessors, own or previously owned or operated. Northern Indiana may be required to share in the cost of clean up of such sites.

Northern Indiana is party to or otherwise involved in clean up of two waste disposal sites under Superfund or similar state laws. At both sites the final costs of clean up have not yet been determined. As site investigations and clean-ups proceed and as additional information becomes available, the waste disposal site liability is reviewed and adjusted, as necessary.

A program has been instituted to identify and investigate former MGP sites where Northern Indiana or its predecessors are the current or former owner. The program has identified 24 such sites. Initial investigation has been conducted at 20 sites. Of these sites, additional investigation activities have been completed or are in progress at 17 sites and remedial measures have been implemented or completed at 9 sites. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). As costs become probable and reasonably estimable, reserves will be adjusted as appropriate. Northern Indiana is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, Northern Indiana will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the SEC's Staff Accounting Bulletin No. 92 (SAB No. 92) which covers accounting and disclosures relating to loss contingencies, SFAS No. 5, and American Institute of Certified Public Accountants SOP 96-1, "Environmental Remediation Liabilities" (SOP No. 96-1).

As of December 31, 2002, a reserve of approximately $11.8 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other PRPs and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any environmental response actions required, after consideration of insurance coverage and contributions from other PRPs, will not have a material effect on its financial position.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ELECTRIC OPERATIONS.
AIR. In December 2001, the U.S. Environmental Protection Agency (EPA) approved regulations developed by the State of Indiana to comply with EPA's nitrogen oxide (NOx) State Implementation Plan (SIP) call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. The NOx emission limitations in the Indiana rules are more restrictive than those imposed on electric utilities under the Clean Air Act Amendments of 1990
(CAAA) acid rain NOx reduction program. Compliance with the NOx limits contained in these rules is required by May 31, 2004. Northern Indiana plans to install Selective Catalytic Reduction NOx reduction technology at each of its active generating stations to comply with the rules and estimates capital costs will range from $200 to $250 million. Actual compliance costs may vary depending on a number of factors including market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

The EPA issued final rules revising the National Ambient Air Quality Standards for ozone and particulate matter in July 1997. Industry and others challenged these rules. On March 26, 2002, the United States Court of Appeals for D.C. Circuit largely upheld the ambient air standards as challenged. Consequently, designation of areas not attaining the standards, promulgation of rules specifying a compliance level, compliance deadline, and controls necessary for compliance will be completed over the next few years, which will likely change air emissions compliance requirements. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations). The EPA and state regulatory authorities will set final implementation requirements. Northern Indiana believes that the costs relating to compliance with any new limits may be substantial but are dependent upon the ultimate control program agreed to by the targeted states and the EPA, and are currently not reasonably estimable. Northern Indiana will continue to closely monitor developments in this area, however, the exact nature of the impact of the new standards on its operations will not be known for some time.

During 1999, the EPA initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the CAAA and subsequently has issued additional information collection requests to many other utilities. Northern Indiana has also received and responded to information requests from the EPA on this subject over the last two years, most recently in June 2002. At this time, Northern Indiana is unable to predict the result of EPA's review of Northern Indiana's information responses.

In November 2002, EPA announced reforms to the New Source Review rules that include two components. The first, a final rule, does not appear to significantly impact Northern Indiana. However, upon official publication of the rules by EPA on December 31, 2002, nine northeastern states filed a legal challenge against the final rule in the U.S District Court of Appeals for District of Columbia. The second component is a proposed rule that is subject to further public comment and revision before finalization; therefore, Northern Indiana is unable at this time to evaluate its potential impacts on operations. Northern Indiana will continue to closely monitor the developments related to both rules for potential impacts.

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

The EPA is in the process of developing a program to address regional haze. The new Bush administration announced that the EPA would move forward with rules that mandate the states to require power plants built between 1962 and 1977 to install the "best available retrofit technology" or BART. The BART program will target for control by 2013 those pollutants that limit visibility, namely particulate, sulfur dioxide and/or nitrogen oxides. Until the program is developed, Northern Indiana cannot predict the cost of complying with these rules.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

WATER. The Great Lakes Water Quality Initiative (GLI) program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. As promulgated, the regulations would provide the Indiana Department of Environmental Management (IDEM) with the authority to grant water quality criteria variances and exemptions for non-contact cooling water. However, the EPA revised the variance language and other minor provisions of IDEM's GLI rule. The EPA by and large left the non-contact cooling water exemption intact; however, a separate agreement between the EPA and IDEM on interpretation of this exemption still leaves uncertainty as to its impact. The EPA change to the variance rule prompted litigation by the affected industrial parties and an agreement on the non-contact cooling water exemption has been reached with EPA/IDEM. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending issuance of these permits, the costs of complying with these requirements cannot be predicted at this time.

REMEDIATION. Northern Indiana is a PRP at three waste disposal sites under CERCLA and similar state laws, and shares in the cost of their cleanup with other PRPs. At one site, the remediation plan has been implemented and long-term monitoring is ongoing. At the third site, investigations are ongoing and final costs of clean up have not yet been determined. At the other site, Northern Indiana has recently entered into an EPA Administrative Order on Consent to perform a removal action in the vicinity of a third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal. EPA and IDEM are currently evaluating the potential for remedial action at this site. As investigations and clean-ups proceed at each of these sites, and as additional information becomes available, waste disposal site liability is reviewed periodically and adjusted. In addition, Northern Indiana has corrective action liability under the Resource Conservation and Recovery Act for closure and clean-up costs associated with treatment, storage, and disposal sites. As of December 31, 2002, a reserve of approximately $1.2 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership of operations, the number of other PRPs and their financial viability and the extent of environmental response required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any environmental response required will not have a material effect on the its financial position or results of operations.

F. OPERATING LEASES. Payments made in connection with operating leases are charged to operation and maintenance expense as incurred. Such amounts were $13.3 million in 2002, $11.5 million in 2001 and $10.7 million in 2000.

Future expected rental payments are:

($ in thousands)
-------------------------------
2003                     12,395
2004                     10,609
2005                      9,685
2006                      9,342
2007                      9,366
After                    32,975
-------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G. PURCHASE COMMITMENTS. Northern Indiana has service agreements that provide for pipeline capacity, transportation and storage services. These agreements which have expiration dates ranging from 2003 to 2013, provide for Northern Indiana to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2002, were:

($ in thousands)
-------------------------------
2003                     79,281
2004                     78,182
2005                     47,970
2006                     17,921
2007                      9,324
After                    48,990
-------------------------------

16.      OTHER COMPREHENSIVE INCOME

The following table displays the components of Other Comprehensive Income.

Year Ended December 31, (in thousands)               2002           2001
---------------------------------------------------------------------------
Net unrealized gains on cash flow hedges                2,283        (2,724)
Minimum pension liability adjustment                 (143,497)            -
---------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE INCOME, NET            $   (141,214)   $   (2,724)
---------------------------------------------------------------------------

17.      SEGMENTS OF BUSINESS

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

During 2002, Northern Indiana re-aligned its reportable segments to reflect its current operating structure. Electric wholesale and wheeling results were moved to the Electric segment.

Northern Indiana's operations are divided into three primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana and engages in electric wholesale and wheeling transactions. The Other segment engaged in electric power trading through October 2001. Although Northern Indiana does not participate in power trading activities currently, in the future, Northern Indiana might resume power trading operations.

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

($ in thousands)                                   Gas       Electric         Other     Adjustments       Total
------------------------------------------------------------------------------------------------------------------
2002
   Operating revenues                             784,850     1,137,360             -             -      1,922,210
   Depreciation and amortization                   82,512       172,223             -             -        254,735
   Utility operating income before
    utility income taxes                           86,770       322,281             -             -        409,051
   Assets                                         853,647     2,638,414             -             -      3,492,061
   Capital expenditures                            48,665       197,808             -             -        246,473
------------------------------------------------------------------------------------------------------------------

2001
   Operating revenues                             853,437     1,064,461       802,149      (802,149)     1,917,898
   Depreciation and amortization                   81,657       166,840             -             -        248,497
   Utility operating income before
    utility income taxes                           60,237       340,680         8,619        (8,619)       400,917
   Assets                                         993,729     2,638,794             -             -      3,632,523
   Capital expenditures                            52,865       135,666             -             -        188,531
------------------------------------------------------------------------------------------------------------------

2000
   Operating revenues                             913,836     1,072,672       487,239      (487,239)     1,986,508
   Depreciation and amortization                   79,146       162,754             -             -        241,900
   Utility operating income before
    utility income taxes                           78,057       353,027        10,752       (10,752)       431,084
   Assets                                       1,216,971     2,721,890             -             -      3,938,861
   Capital expenditures                            61,220       132,193             -             -        193,413
------------------------------------------------------------------------------------------------------------------

The adjustments above represent the revenues and net pre-tax operating income of Northern Indiana's electric trading business which are reflected in the other segment above but are reported as a component of Other Income (Deductions) in the Statements of Consolidated Income.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of Northern Indiana's business operations due to nonrecurring items and seasonal weather patterns which affect earnings and related components of net revenues and operating income.

                                                              First           Second         Third       Fourth
(in thousands)                                               Quarter          Quarter       Quarter      Quarter
------------------------------------------------------------------------------------------------------------------
2002
   Operating revenues                                     $    550,761      $   426,255    $  399,016  $   546,178
   Operating expenses and taxes                                462,401          368,639       333,250      475,363
------------------------------------------------------------------------------------------------------------------
   Operating income                                             88,360           57,616        65,766       70,815
   Other income (deductions)                                      (123)            (154)            -        4,596
   Interest charges                                             15,490           14,599        13,715       16,139
------------------------------------------------------------------------------------------------------------------
   Net income                                                   72,747           42,863        52,051       59,272

   Dividends requirements on preferred stock                     1,857            1,856         1,839        1,230
------------------------------------------------------------------------------------------------------------------

   Balance available for common stock                     $     70,890      $    41,007    $   50,212  $    58,042
------------------------------------------------------------------------------------------------------------------

2001
   Operating revenues                                     $    739,689      $   370,403    $  358,673  $   449,133
   Operating expenses and taxes                                632,510          313,843       300,896      389,930
------------------------------------------------------------------------------------------------------------------
   Operating income                                            107,179           56,560        57,777       59,203
   Other income (deductions)                                     2,036              561        (1,070)       1,167
   Interest charges                                             21,452           19,635        17,294       17,466
------------------------------------------------------------------------------------------------------------------
   Net income                                                   87,763           37,486        39,413       42,904

   Dividends requirements on preferred stock                     1,881            1,873         1,868        1,852
------------------------------------------------------------------------------------------------------------------

   Balance available for common stock                     $     85,882      $    35,613    $   37,545  $    41,052
------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 21, 2002 the Board of Directors of NiSource, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the independent public accountants for NiSource and its subsidiaries, Columbia Energy Group and Northern Indiana (collectively, the "Registrants"), and decided to engage Deloitte & Touche LLP to serve as the Registrants' independent public accountants for 2002. Information with respect to this matter is included in Northern Indiana's current report on Form 8-K filed May 21, 2002, which information is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NORTHERN INDIANA PUBLIC SERVICE COMPANY

The following is a list of executive officers of Northern Indiana, including their names, ages and offices held, as of December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                  YEARS WITH
NAME                             AGE           NORTHERN INDIANA                      OFFICE(S) HELD IN PAST 5 YEARS
----                             ---           ----------------                      ------------------------------
Barrett Hatches..............    47                    2                 President since April 2001.

Jerry L. Godwin..............    60                    8                 Chief Operating Officer since August 2002. Vice President
                                                                         and General Manager, Electric Supply from July 1996 to
                                                                         July 2002.

Robert J. Schacht............    52                   30                 Vice President, Energy Resources from August 2002 to
                                                                         December 31, 2002. Executive Vice President and Chief
                                                                         Operating Officer from January 2001 to July 2002. Chief
                                                                         Operating Officer and Vice President since November 2000.
                                                                         Vice President, Distribution Operations from July 1996 to
                                                                         October 2000.

Jeffrey W. Grossman..........    51                    3                 Vice President at Northern Indiana since January 2001.
                                                                         Vice President and Controller at NiSource since November
                                                                         2000.

David J. Vajda...............    47                   26                 Vice President and Treasurer since January 2003. Vice
                                                                         President, Finance, Indiana Energy Group of NiSource
                                                                         Corporate Services Company from August 2002 to December
                                                                         2002. Vice President, Finance and Administration, Merchant
                                                                         Energy of NiSource Corporate Services Company from October
                                                                         2000 to August 2002. Vice President, Finance of Northern
                                                                         Indiana from February 2000 to October 2000. Controller of
                                                                         Northern Indiana from July 1996 to January 2000.

Gary W. Pottorff.............    45                   22                 Secretary at Northern Indiana since November 2000. Auditor
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

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Throughout the past five years, each of the executive officers has been continuously active in the business of Northern Indiana except as follows:
Jeffrey W. Grossman was Vice President and Controller of Columbia Energy Group from May 1996 to October 2000; Barrett Hatches was President and Chief Executive Officer of ENSTAR Natural Gas and President and Chief Executive Officer of Alaska Pipeline Company from January 2000 to March 2001, Senior Vice President of Human Resources and Public Affairs of SEMCO Energy, Inc. from January 1999 to January 2000 and Vice President of Human Resources and Public Affairs of SEMCO Energy, Inc. from February 1997 to January 1999.

The following chart gives information about incumbent directors of Northern Indiana.

                     NAME, AGE AND PRINCIPAL OCCUPATIONS FOR PAST FIVE YEARS
                                 AND PRESENT DIRECTORSHIPS HELD                                            HAS BEEN DIRECTOR SINCE
----------------------------------------------------------------------------------------------------------------------------------
Stephen P. Adik, 59                                                                                                 2000
Vice Chairman of NiSource since November 2000. Senior Executive Vice President, Chief Financial
Officer and Treasurer of NiSource from February 1999 to October 2000. Executive Vice President,
Chief Financial Officer and Treasurer of NiSource from January 1994 to January 1999. Offices held at Northern Indiana: Executive Vice President and Chief Financial Officer from April 1997 to October 2000.

Barrett Hatches, 47                                                                                                 2003
President, Northern Indiana since April 2001. President and Chief Executive Officer of ENSTAR
Natural Gas and President and Chief Executive Officer of Alaska Pipeline Company from January
2000 to March 2001, Senior Vice President of Human Resources and Public Affairs of SEMCO Energy,
Inc. from January 1999 to January 2000 and Vice President of Human Resources and Public Affairs
of SEMCO Energy, Inc. from February 1997 to January 1999.

Samuel W. Miller, Jr., 43                                                                                           2003
Executive Vice President and Chief Operating Officer of NiSource since September 1, 2002. Partner at Accenture prior to September 2002.

ITEM 11.  EXECUTIVE COMPENSATION

NORTHERN INDIANA PUBLIC SERVICE COMPANY

SUMMARY. The following table summarizes all annual and long-term compensation for services provided to Northern Indiana for the years 2002, 2001, and 2000 awarded to, earned by or paid to executive officers of Northern Indiana whose total annual salary and bonus exceeded $100,000 (the "Named Officers"). The following table does not include information relating to the annual and long-term compensation for executive officers who provide service both to Northern Indiana and to NiSource and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation               Long-Term Compensation
                                       -------------------------------------  ------------------------------
                                                                                  Awards          Payouts
                                                                              -------------    -------------
                                                                               Securities        Long-Term
                                                              Other Annual    Under-lying        Incentive       All Other
                                          Salary      Bonus   Compensation      Options/       Plan Payouts    Compensation
Name and Principal Position       Year    ($)(1)     ($)(2)      ($)(3)         SARS(#)           ($)(4)          ($)(5)
----------------------------------------------------------------------------------------------------------------------------
Barrett Hatches                   2002    249,996    59,374        4,539         13,644           359,185          1,221
    President and Chief           2001    187,497         -       23,684          8,255                 -            832
    Executive Officer             2000          -         -            -              -                 -              -

Jerry L. Godwin,                  2002    233,913    60,000       32,476         16,335           448,510          1,221
    Vice President/General        2001    220,000         -            -          8,255                 -          1,166
    Manager Electric Supply       2000    177,500    93,187            -         11,000           446,378          1,120

Robert J. Schacht                 2002    200,239    43,750        2,877              -           397,198          4,488
    Vice President,               2001    175,000         -            -          7,075                 -          1,164
    Energy Resources              2000    152,000    79,800            -         10,000           446,378              -
----------------------------------------------------------------------------------------------------------------------------

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

(3) The 2002 amount for Mr. Godwin includes imputed income of $15,570 for the purchase of a company automobile and an associated tax allowance of $10,380. The 2001 amount shown for Mr. Hatches includes a relocation allowance of $11,681 and a related tax allowance of $8,681.

(4) The payouts shown are based on the value, at date of vesting, of restricted shares awarded under NiSource's Long-Term Incentive Plan which vested during the years shown. Total restricted shares held (assuming 100% vesting) and aggregate market value at December 31, 2002 (based on the average of the high and low sale prices of the Common Stock on that date as reported on the New York Stock Exchange Composite Transactions Tape for the Named Officers were as follows: Mr. Hatches, 18,095 shares valued at $359,185, Mr. Godwin, 22,595 shares valued at $448,510 and Mr. Schacht, 20,010 shares valued at $397,198. Dividends on the restricted shares are paid to the Named Officers.

(5) "All Other Compensation" represents NiSource's contributions to the 401(K) Plan, as follows: Mr. Hatches, $1,221, Mr. Godwin, $1,221 and Mr. Schacht, $1,221.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

OPTION GRANTS IN 2002. The following table sets forth information concerning the grants of options to purchase common stock made during 2002 to the Named Officers. No stock appreciation rights were awarded during 2002.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                            Number of        Percent of Total
                           Securities          Options/SARS
                          Under-lying           Granted to        Exercise or                             Grant Date
                          Options/SARS         Employees in       Base Price          Expiration         Present Value
Name                     Granted (#)(1)       Fiscal Year (2)      ($/SH)(3)             Date               ($)(4)
----------------------------------------------------------------------------------------------------------------------
Barrett Hatches              9,989                 .46              21.005            1/24/2012             208,819
Jerry L. Godwin,             9,989                 .46              21.005            1/24/2012             209,819
Robert J. Schacht            8,562                 .39              21.005            1/24/2012             179,845
----------------------------------------------------------------------------------------------------------------------

(1) All options granted in 2002 are fully exercisable commencing one year from the date of grant. Vesting may be accelerated as a result of certain events relating to a change in control of NiSource. The exercise price and tax withholding obligation related to exercise may be paid by delivery of already owned shares of common stock or by reducing the number of shares of common stock received on exercise, subject to certain conditions.

(2) Based on an aggregate of 1,190,745 options granted to all NiSource employees in 2002.

(3) Based on the average of high and low sale prices of common stock on January 25, 2001, as reported on the New York Stock Exchange Composite Transaction Tape.

(4) Grant date present value is determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model for the January 24, 2002 grants (expiring December 31, 2012) were as follows: expected volatility - 30% (estimated stock price volatility for the term of the grant); risk-free rate of return - 5.04% (the rate for a ten-year U.S. treasury); discount for risk of forfeiture - 10%; estimated annual dividend - $1.16; expected option term - ten years; and vesting - 100% one year after date of grant. No assumption was made relating to non-transferability. Actual gains, if any, on option exercises and common shares are dependent on the future performance of the common stock and overall market condition. The amounts reflected in this table may not be achieved.

OPTION EXERCISES IN 2002. The following table sets forth certain information concerning the exercise of options or stock appreciation rights during 2002 by each of the Named Officers and the number and value of unexercised options and stock appreciation rights at December 31, 2002.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                             Number of Securities               Value of Unexercised
                                                            Underlying Unexercised                  In-the-Money
                                                                Options/SARS at                    Options/SARS at
                                                              Fiscal Year-End (#)               Fiscal Year-End ($)(1)
                     Shares Acquired       Value        -------------------------------    --------------------------------
Name                 on Exercise (#)    Realized ($)    Exercisable       Unexercisable    Exercisable        Unexercisable
---------------------------------------------------------------------------------------------------------------------------
Barrett Hatches               -                 -           8,255             9,989                -                 -
Jerry L. Godwin,              -                 -          60,255             9,989           38,077                 -
Robert J. Schacht        10,000           165,075          70,637                 -           61,245                 -
---------------------------------------------------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY

(1) Represents the difference between the option exercise price and $19.84, the average of high and low sale prices of the common shares on December 31, 2002, as reported on the New York Stock Exchange Composite Transactions Tape.

LONG-TERM INCENTIVE PLAN AWARDS IN 2002. No Shares of restricted stock or contingent stock were awarded to any of the Named Officers pursuant to the Long-Term Incentive Plan during 2002.

PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The following table shows estimated annual benefits, giving effect to NiSource's Pension Plan and Supplemental Retirement Plan (the "Supplemental Plan," as described below), payable upon retirement to persons in the specified remuneration and years-of-service classifications.

                               PENSION PLAN TABLE

                                                                  Years of Service
                         ------------------------------------------------------------------------------------------------------
Remuneration                 15                     20                     25                      30                     35
-------------------------------------------------------------------------------------------------------------------------------
  150,000                   53,700                 71,600                 75,350                  79,100                 81,000
  200,000                   76,200                101,600                106,600                 111,600                111,600
  250,000                   98,700                131,000                137,850                 144,100                144,100
  300,000                  121,200                161,100                169,100                 176,600                176,600
  350,000                  143,700                191,600                200,350                 209,100                209,100
  400,000                  166,200                221,600                231,600                 241,600                241,600
  450,000                  188,700                251,600                262,850                 274,100                274,100
  500,000                  211,200                281,600                294,100                 306,600                306,600
-------------------------------------------------------------------------------------------------------------------------------

The credited years of service for each of the Named Officers, pursuant to the Supplemental Plan, are as follows: Barrett Hatches - 2 year, Jerry L. Godwin - 8 years and Robert J. Schacht - 30 years.

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

NiSource also has a Supplemental Executive Retirement Plan which applies to those officers and other employees selected by the board of directors to participate in the plan. Benefits from this plan are to be paid from assets of a trust and from the general assets of NiSource.

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

ITEM 14.  CONTROLS AND PROCEDURES

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Evaluation of Disclosure Controls and Procedures
Northern Indiana's chief executive officer and its chief financial officer, after evaluating the effectiveness of Northern Indiana's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on February 21, 2003, have concluded that, as of such date, Northern Indiana's disclosure controls and procedures were adequate and effective to ensure that material information relating to Northern Indiana would be made known to them by others within this entity.

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   (1)      The Financial Statements filed as part of this report on Form
                  10-K are included in Item 8.


         (2) The following is a list of the Financial Statements Schedules filed herewith as part of this report on Form 10-K:

Schedule Number                    Description                     Page of 2002 10-K
------------------------------------------------------------------------------------
      II                  Valuation and Qualifying Accounts             63 - 64
------------------------------------------------------------------------------------

         (3) Exhibits - The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index. Each management contract or compensatory plan or arrangement of Northern Indiana listed on the Exhibit Index is separately identified by an asterisk.

   (b)            Reports on Form 8-K: None.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2002

                                                                      Additions
                                                               ----------------------    Deductions for
                                                               Charged to    Charged      Purposes for
                                                  Balance      Costs and     to Other    which Reserves      Balance
Description ($ in thousands)                  Jan. 1, 2002      Expenses     Accounts     were Created    Dec. 31, 2002
-----------------------------------------------------------------------------------------------------------------------
Reserves Deducted in Consolidated Balance
    Sheet from Assets to Which They Apply:
      Reserve for accounts receivable             11,858         14,281           -           17,717             8,422

Reserves Classified Under Reserve Section
    of Consolidated Balance Sheet:
      Environmental reserves                      15,398          1,124           -            3,538            12,984
      Restructuring reserves                       9,695         (1,882)          -            5,413             2,400
      Accumulated provision for rate refund        1,433              -         507            1,000               940
      Unpaid medical claims                        2,860              -           -                -             2,860
      Gas air conditioning development
          funding reserve                            243              -           -                -               243
      Amount owned for purchase
          gas imbalance                              377              -           -                -               377
      Construction project reserve                 3,154              -           -                -             3,154
-----------------------------------------------------------------------------------------------------------------------

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                                       Additions
                                                                ----------------------    Deductions for
                                                                Charged to    Charged      Purposes for
                                                 Balance        Costs and     to Other    which Reserves      Balance
Description ($ in thousands)                  Jan. 1, 2002       Expenses     Accounts     were Created    Dec. 31, 2002
------------------------------------------------------------------------------------------------------------------------
Reserves Deducted in Consolidated Balance
    Sheet from Assets to Which They Apply:
      Reserve for accounts receivable              10,454         15,044           -           13,640          11,858

Reserves Classified Under Reserve Section
    of Consolidated Balance Sheet:
      Environmental reserves                       17,099           (954)          -              747          15,398
      Restructuring reserves                        1,187          8,508           -                -           9,695
      Accumulated provision for rate refund         2,636         (1,203)          -                -           1,433
      Unpaid medical claims                         2,860              -           -                -           2,860
      Gas air conditioning development
          funding reserve                             243              -           -                -             243
      Amount owned for purchase
          gas imbalance                               377              -           -                -             377
      Construction project reserve                  1,800              -       1,354                -           3,154
------------------------------------------------------------------------------------------------------------------------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2000

                                                                        Additions
                                                                ----------------------     Deductions for
                                                                Charged to    Charged       Purposes for
                                                   Balance      Costs and     to Other     which Reserves      Balance
Description ($ in thousands)                    Jan. 1, 2002     Expenses     Accounts      were Created    Dec. 31, 2002
-------------------------------------------------------------------------------------------------------------------------
Reserves Deducted in Consolidated Balance
    Sheet from Assets to Which They Apply:
      Reserve for accounts receivable              7,804          9,344            -            6,694           10,454

Reserves Classified Under Reserve Section
    of Consolidated Balance Sheet:
      Environmental reserves                      17,329          1,548            -            1,778           17,099
      Restructuring reserves                           -          2,500            -            1,313            1,187
      Accumulated provision for rate refund          433          1,000        1,203                -            2,636
      Unpaid medical claims                        2,860              -            -                -            2,860
      Gas air conditioning development
          funding reserve                            257            (14)           -                -              243
      Amount owned for purchase
          gas imbalance                              377              -            -                -              377
      Construction project reserve                   600              -        1,200                -            1,800
-------------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 Northern Indiana Public Service Company
                             -----------------------------------------------
                                           (Registrant)

Date  March 11, 2003     By: /s/            BARRETT HATCHES
                             -----------------------------------------------
                                            Barrett Hatches
                                 President and Chief Executive Officer
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/       BARRETT HATCHES                      President and Director                  March 11, 2003
----------------------------------------            (Principal Executive Officer)
     Barrett Hatches

     /s/       STEPHEN P. ADIK                      Director                                March 11, 2003
----------------------------------------
     Stephen P. Adik

     /s/       JEFFREY W. GROSSMAN                  Vice President                          March 11, 2003
----------------------------------------            (Principal Accounting Officer)
     Jeffrey W. Grossman

     /s/       DAVID J. VAJDA                       Vice President and Treasurer            March 11, 2003
----------------------------------------            (Principal Financial Officer)
     David J. Vajda

     /s/       SAMUEL W. MILLER, JR.                Director                                March 11, 2003
----------------------------------------
     Samuel W. Miller, Jr.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barrett Hatches, certify that:

         1. I have reviewed this annual report on Form 10-K of Northern Indiana Public Service Company:

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003                By:       /s/ Barrett Hatches
                                        -------------------------------------
                                                  Barrett Hatches
                                        President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David J. Vajda, certify that:

         1. I have reviewed this annual report on Form 10-K of Northern Indiana Public Service Company:

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003                By:       /s/ David J. Vajda
                                        -------------------------------------
                                                 David J. Vajda
                                            Vice President and Treasurer

EXHIBIT INDEX

Exhibit
 Number                                         Description of Item
-------                                         -------------------
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

Exhibit
 Number                                  Description of Item
-------                                  -------------------
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

(16)     Letter from Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference to Exhibit
         16 to the NiSource Inc. Current Report on Form 8-K dated May 21, 2002).

(23)     Consent of Deloitte & Touche LLP.**

(99.1)   Certification of Barrett Hatches, Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)   Certification of David J. Vajda, Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*Management contract or compensatory plan arrangement of Northern Indiana.

**Exhibit filed herewith.