Form 10-Q
period 2003-03-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2003-05-13
CIK 72843

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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



Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
         Title of each class                            on which registered
--------------------------------------------            -------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [X]   No [ ]


As of May 1, 2003, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                       -----------------------------------

                                      None

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Statements of Consolidated Income.....................................................     3

                    Consolidated Balance Sheets...........................................................     4

                    Statements of Consolidated Cash Flows.................................................     6

                    Statements of Consolidated Comprehensive Income ......................................     7

                    Notes to Consolidated Financial Statements............................................     8

          Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   12

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................   20

          Item 4.   Controls and Procedures................................................................   20


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings......................................................................   21

          Item 2.   Changes in Securities and Use of Proceeds..............................................   21

          Item 3.   Defaults Upon Senior Securities........................................................   21

          Item 4.   Submission of Matters to a Vote of Security Holders....................................   21

          Item 5.   Other Information......................................................................   21

          Item 6.   Exhibits and Reports on Form 8-K.......................................................   21

          Signature........................................................................................   22

          Certifications................................................................................   23-24

                                     PART I
                                     ------
ITEM 1.  FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

Three Months Ended March 31, (in millions)              2003      2002
-------------------------------------------------------------------------
OPERATING REVENUES
   Gas                                                 $492.4     $283.7
   Gas-Affiliated                                         6.7        5.1
   Electric                                             255.9      257.6
   Electric-Affiliated                                    6.9        4.3
-------------------------------------------------------------------------
   Gross Operating Revenues                             761.9      550.7
-------------------------------------------------------------------------
COST OF ENERGY
   Gas costs                                            372.7      173.3
   Gas costs-Affiliated                                   0.6        3.4
   Fuel for electric generation                          49.7       52.6
   Fuel for electric generation-Affiliated                0.8        0.2
   Power purchased                                       26.0       10.6
   Power purchased-Affiliated                            16.8       17.8
-------------------------------------------------------------------------
   Cost of sales                                        466.6      257.9
-------------------------------------------------------------------------
Total Net Revenues                                      295.3      292.8
-------------------------------------------------------------------------
OPERATING EXPENSES
   Operation                                             67.2       63.7
   Maintenance                                           18.3       16.1
   Depreciation and amortization                         64.3       62.6
   Other taxes                                           26.6       19.8
-------------------------------------------------------------------------
Total Operating Expenses                                176.4      162.2
-------------------------------------------------------------------------
UTILITY OPERATING INCOME BEFORE UTILITY
   INCOME TAXES                                         118.9      130.6
-------------------------------------------------------------------------
UTILITY INCOME TAXES                                     42.4       42.2
-------------------------------------------------------------------------
UTILITY OPERATING INCOME                                 76.5       88.4
-------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)                                 0.2       (0.1)
-------------------------------------------------------------------------
INTEREST
   Interest on long-term debt                            11.7       12.9
   Other interest                                         1.7        2.0
   Amortization of premium, reacquisition premium,
     discount and expense on debt, net                    1.0        0.6
-------------------------------------------------------------------------
Total Interest                                           14.4       15.5
-------------------------------------------------------------------------
NET INCOME                                             $ 62.3     $ 72.8
=========================================================================
DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                 1.1        1.9
-------------------------------------------------------------------------
BALANCE AVAILABLE FOR COMMON SHARES                    $ 61.2     $ 70.9
-------------------------------------------------------------------------
COMMON DIVIDENDS DECLARED                              $ --       $ 31.0
-------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,   December 31,
(in millions)                                                                 2003          2002
----------------------------------------------------------------------------------------------------
                                                                           (unaudited)
ASSETS
UTILITY PLANT, at original cost
   Electric                                                                  $4,623.8     $4,590.6
   Gas                                                                        1,460.8      1,455.1
   Common                                                                       372.9        369.9
----------------------------------------------------------------------------------------------------
   Total Utility Plant                                                        6,457.5      6,415.6
   Less: Accumulated provision for depreciation and amortization              3,608.9      3,547.7
----------------------------------------------------------------------------------------------------
   Net utility plant                                                          2,848.6      2,867.9
----------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS                                                    8.8          8.7
----------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                                     14.2          4.4
   Accounts receivable (less reserve of $11.4 and $7.8, respectively)           186.2         94.4
   Unbilled revenue (less reserve of $0.7 and $0.6, respectively)                67.1         72.3
   Fuel cost adjustment clause                                                    1.5          2.3
   Gas cost adjustment clause                                                    31.4         47.8
   Materials and supplies, at average cost                                       45.6         44.3
   Electric production fuel, at average cost                                     39.8         39.0
   Natural gas in storage, at last-in, first-out cost                            14.0         15.5
   Price risk management assets                                                   4.1          3.5
   Prepayments and other                                                         43.1         36.2
----------------------------------------------------------------------------------------------------
Total Current Assets                                                            447.0        359.7
----------------------------------------------------------------------------------------------------

OTHER ASSETS
   Regulatory assets                                                            222.6        225.6
   Intangible assets                                                             25.1         25.1
   Prepayments and other                                                          5.4          5.1
----------------------------------------------------------------------------------------------------
Total Other Assets                                                              253.1        255.8
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $3,557.5     $3,492.1
====================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS


                                                                              MARCH 31,   December 31,
(in millions)                                                                  2003          2002
----------------------------------------------------------------------------------------------------
                                                                            (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity                                                   $  960.6     $  899.6
Preferred Stocks--
   Series without mandatory redemption provisions                                 81.1         81.1
   Series with mandatory redemption provisions                                     3.8          3.8
Long-term debt, excluding amounts due within one year                            713.4        713.4
----------------------------------------------------------------------------------------------------
Total Capitalization                                                           1,758.9      1,697.9
----------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                             110.0        130.0
   Short-term borrowings-Affiliated                                              329.8        448.9
   Accounts payable                                                              222.2        162.2
   Accounts payable-Affiliated                                                    19.5         25.3
   Dividends declared on common and preferred stocks                               1.1          1.1
   Customer deposits                                                              41.5         39.3
   Taxes accrued                                                                 152.5         71.0
   Interest accrued                                                               13.7          9.9
   Accrued employment costs                                                       20.6         35.7
   Price risk management liabilities                                               0.9          0.8
   Accrued liability for postretirement and pension benefits - current            13.6         10.0
   Other accruals                                                                 52.5         36.8
----------------------------------------------------------------------------------------------------
Total Current Liabilities                                                        977.9        971.0
----------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                                         481.2        488.9
   Deferred investment tax credits                                                62.5         64.3
   Deferred credits                                                               33.0         43.2
   Accrued liability for postretirement and pension benefits - noncurrent        228.1        219.0
   Regulatory liabilities                                                          4.9          4.9
   Other noncurrent liabilities                                                   11.0          2.9
----------------------------------------------------------------------------------------------------
Total Other                                                                      820.7        823.2
----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                     --           --
----------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                          $3,557.5     $3,492.1
====================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)



Three Months Ended March 31, (in millions)                   2003         2002
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                               $  62.3      $  72.8
   Adjustments to reconcile net income to net cash:
     Depreciation and amortization                             64.3         62.6
     Net changes in price risk management activities           (0.5)        (5.8)
     Deferred income taxes                                    (15.8)        (6.0)
     Amortization of deferred investment tax credits           (1.8)        (1.8)
     Other, asset items                                         2.6          6.7
     Other, liability items                                     6.3         --
   Changes in components of working capital:
     Accounts receivable, net                                 (86.6)       (27.9)
     Electric production fuel                                  (0.8)        (4.2)
     Materials and supplies                                    (1.3)        (1.4)
     Natural gas in storage                                     1.5         98.8
     Accounts payable                                          66.4          0.7
     Taxes accrued                                             80.7         69.2
     Fuel adjustment clause                                     0.8         (3.7)
     Gas cost adjustment clause                                16.4         (1.6)
     Accrued employment costs                                 (15.1)        10.8
     Other accruals                                            19.3          4.8
     Other assets                                               2.2          3.2
     Other liabilities                                          6.0         (5.0)
--------------------------------------------------------------------------------
Net Cash from Operating Activities                            206.9        272.2
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Construction expenditures                                (63.2)       (34.2)
     Other investing activities, net                            6.4        (12.7)
--------------------------------------------------------------------------------
Net Investing Activities                                      (56.8)       (46.9)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Retirement of long-term debt                             (20.0)        --
     Change in short-term debt                               (119.1)      (195.9)
     Dividends paid - common shares                            --          (31.0)
     Dividends paid - preferred shares                         (1.2)        (1.8)
--------------------------------------------------------------------------------
Net Financing Activities                                     (140.3)      (228.7)
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                9.8         (3.4)
Cash and cash equivalents at beginning of period                4.4          8.5
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  14.2      $   5.1
================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest, net of amounts capitalized         9.3          9.5
     Interest capitalized                                       0.5          0.3
     Cash paid for income taxes                                --           --
--------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (unaudited)


Three Months Ended March 31, (in millions)                   2003          2002
--------------------------------------------------------------------------------
Net Income (Loss)                                           $ 62.3       $ 72.8
   Other comprehensive income (loss), net of tax
     Net unrealized gains (losses) on cash flow hedges        (0.2)         2.7
--------------------------------------------------------------------------------
Total Comprehensive Income                                  $ 62.1       $ 75.5
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

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Northern Indiana's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2.    REGULATORY MATTERS

During 2002, Northern Indiana settled matters related to its electric rate review. On September 23, 2002, the Indiana Utility Regulatory Commission (IURC) issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $13.5 million were recognized for electric customers in the first quarter 2003. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizen Action Coalition of Indiana and fourteen residential customers. Northern Indiana does not expect this matter to have a significant impact on its results of operations.

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request. As a result of the IURC decision, a reserve was recorded.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. While Northern Indiana continues to pursue settlement of this proceeding, an estimated refund liability was recognized in the first quarter 2003. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker (PPT). On March 21, 2003, Northern Indiana amended its filing. The amendment, if approved, would allow Northern Indiana to recover via the FAC, transmission costs paid to third parties, and the costs associated with electric physical derivative transaction costs, including option premiums to purchase power, and brokerage commissions. No actions have been taken by the IURC on this filing.

On December 30, 2002, the Federal Energy Regulatory Commission (FERC) issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. Based on this filing, an estimated refund liability was recognized in the first quarter 2003.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). On June 20, 2002, Northern Indiana and the Office of Utility Consumer Counselor filed an ECT Stipulation and Settlement Agreement (ECT Settlement Agreement), which resolved all issues in the proceeding. Under the ECT Settlement Agreement, Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational. The IURC approved the settlement on November 26, 2002 and Northern Indiana made its initial filing for the ECT in February 2003. On April 30, 2003, the IURC issued an order approving the filing, which allows for collection of environmental costs beginning with the May 2003 customer bills.

3.    RESTRUCTURING ACTIVITIES

Since 2000, NiSource Inc. (NiSource) has implemented restructuring initiatives to streamline its operations and realize efficiencies culminating from the acquisition of Columbia Energy Group.

For all of the plans, a total of approximately 180 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of March 31, 2003, 158 employees were terminated, of whom 6 employees were terminated during the first quarter of 2003. At March 31, 2003 and December 31, 2002, the consolidated balance sheets reflected liabilities of $1.4 million and $2.4 million related to the restructuring plans, respectively. During the first quarter of 2003 and 2002, $0.9 million and $1.6 million of benefits were paid from the restructuring plans, respectively. Additionally, during the first quarter 2003 and 2002, the restructuring plan liability was reduced by $0.1 million and $0.3 million, respectively, due to a reduction in estimated expenses related to reorganization initiatives.

4.    RISK MANAGEMENT ACTIVITIES

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks inherent in its business. Northern Indiana accounts for its derivatives under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133).

HEDGING ACTIVITIES. The activity for the first quarter 2003 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:




Three Months Ended March 31, (in millions, net of tax)                  2003
-----------------------------------------------------------------------------
Unrealized gains on derivatives qualifying as cash flow
   hedges at the beginning of the period                                $ 2.3

Unrealized hedging losses arising during the period on
   derivatives qualifying as cash flow hedges                            (1.2)

Reclassification adjustment for net loss included in net income           1.0
-----------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash
   flow hedges at the end of the period                                 $ 2.1
------------------------------------------------------------------------------


Unrealized gains and losses on Northern Indiana's hedges were recorded as price risk management assets and liabilities. The accompanying consolidated balance sheets reflects price risk management assets related to unrealized gains on hedges of $4.1 million and $3.5 million at March 31, 2003 and December 31, 2002, respectively, which were included in "Current Assets." Price risk management liabilities related to unrealized losses on hedges (and net option premiums) were $0.9 million and $0.8 million at March 31, 2003 and December 31, 2002, respectively, both of which were included in "Current Liabilities."

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


During the first quarter of 2003, Northern Indiana had no net gain or loss recognized in earnings due to the change in value of derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in accumulated other comprehensive income of approximately $2.1 million, net of tax.

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. Northern Indiana will defer the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71,"Accounting for the Effects of Certain Types of Regulation."

Northern Indiana's asset retirement obligations liability was mainly comprised of obligations for the removal of certain hydro towers and obligations associated with leased railcars. Asset retirement obligations related to the gas and electric distribution facilities were identified, however the associated liabilities were not quantifiable due to the indeterminate lives of the associated assets.

Northern Indiana adopted the provisions of SFAS No. 143 on January 1, 2003 and as a result, Northern Indiana recognized an asset retirement obligations liability of $1.9 million. In addition, Northern Indiana capitalized $0.8 million in additions to plant assets, net of accumulated amortization, and recognized regulatory assets of $1.2 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in Northern Indiana's service rates, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of Northern Indiana's accumulated depreciation and amortization was approximately $631.4 million at March 31, 2003.

For the first quarter 2003, Northern Indiana amortized less than $0.1 million related to the amounts capitalized as additions to plant and accreted the liability by $0.1 million with corresponding amounts recognized as regulatory assets. The asset retirement obligations liability totaled $2.0 million at March 31, 2003. Had Northern Indiana adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $1.8 million and $1.5 million at December 31, 2001 and 2000, respectively.

6.    STOCK OPTIONS AND AWARDS

NiSource currently issues long-term incentive grants to key management employees, including the management of Northern Indiana. SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method would require the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource continues to apply the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for awards granted under the stock-based compensation plans. The following table illustrates the effect on Northern Indiana's net income as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Three Months Ended March 31, ($ in millions)                           2003     2002
--------------------------------------------------------------------------------------
NET INCOME
    As reported                                                         62.3     72.8
    Less:  Total stock-based employee compensation expense
           determined under the fair value based method for all
           awards, net of tax                                            0.5      0.3
--------------------------------------------------------------------------------------
    Pro forma                                                           61.8     72.5
--------------------------------------------------------------------------------------


7.    LEGAL PROCEEDINGS

In the normal course of its business, Northern Indiana has been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on Northern Indiana's financial position.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table displays the components of Accumulated Other Comprehensive Income.


                                                       MARCH 31,    December 31,
(in millions)                                            2003          2002
--------------------------------------------------------------------------------
Net unrealized gains on cash flow hedges                $   2.1      $   2.3
Minimum pension liability adjustment                     (143.5)      (143.5)
--------------------------------------------------------------------------------
Total Accumulated Other Comprehensive Income, net       $(141.4)     $(141.2)
--------------------------------------------------------------------------------


9.    BUSINESS SEGMENT INFORMATION

During 2002, Northern Indiana re-aligned its reportable segments to reflect its current operating structure. Electric wholesale and wheeling results were moved to the Electric segment.

Northern Indiana's operations are divided into two primary business segments. The Gas Distribution segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana and engages in electric wholesale and wheeling transactions.

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


($ in millions)                                              GAS     ELECTRIC   TOTAL
--------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2003
    Operating revenues                                       499.1     262.8    761.9
    Utility operating income before utility income taxes      66.3      52.6    118.9

FOR THE THREE MONTHS ENDED MARCH 31, 2002
    Operating revenues                                       288.8     261.9    550.7
    Utility operating income before utility income taxes      58.8      71.8    130.6
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

The following Management's Discussion and Analysis should be read in conjunction with Northern Indiana's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Form 10-K).

                              FIRST QUARTER RESULTS

Net Income

Northern Indiana reported net income of $62.3 million for the three months ended March 31, 2003, compared to $72.8 million in the 2002 period.

Net Revenues

Total consolidated net revenues (operating revenues less cost of sales) for the three months ended March 31, 2003, were $295.3 million, a $2.5 million increase over the same period last year. The increase is attributable to increased gas margins, which increased $13.7 million due to 8% colder weather as compared to the three month period in 2002, partially offset by electric margins, which decreased $11.2 million mainly from $13.5 million of credits issued pertaining to the Indiana Utility Regulatory Commission (IURC) electric rate review settlement.

Expenses

Operating expenses for the first quarter of 2003 were $176.4 million, an increase of $14.2 million from the 2002 period. Operation and maintenance expenses increased $5.7 million mainly due to increased pension expense of $5.3 million. Other taxes increased $6.8 million, principally due to higher gross receipt taxes that were offset in revenues and increased property taxes.

Utility Income Taxes

Utility income tax expenses for the first quarter of 2003 of $42.4 million remained relatively unchanged compared to $42.2 million in the 2002 period. Although, net income decreased by $10.5 million, the Indiana state income tax rate increased, which resulted in a higher effective tax rate.

Interest

Interest expense for the first quarter of 2003 decreased $1.1 million primarily due to a reduction in long-term debt.

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

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the 1935 Act. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources. NFC elected not to renew its $500.0 million 364-day credit facility, which expired on March 20, 2003. The NFC $1.25 billion three-year facility that expires on March 23, 2004 has been amended to allow for an increase in the aggregate letters of credit outstanding from $150.0 million to $500.0 million. The credit facility is guaranteed by NiSource. As of March 31, 2003, Northern Indiana had $329.8 million of intercompany short-term borrowings outstanding at an interest rate of 1.79%. As of December 31, 2002, Northern Indiana had an intercompany note payable of $448.9 million at an interest rate of 2.11%.

Northern Indiana may sell up to $100.0 million of certain of its accounts receivable under a sales agreement, without recourse. As of March 31, 2003, Northern Indiana has sold $100.0 million of its accounts receivable under this agreement.

                 MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Through its various business activities, Northern Indiana is exposed to risk including commodity price, interest rate and credit risks. Northern Indiana's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps.

Non-Trading Risks

Commodity price risk at Northern Indiana is limited, since current regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. As states experiment with regulatory reform, Northern Indiana may begin providing services without the benefit of the traditional rate-making process and will be more exposed to commodity price risk. Northern Indiana enters into certain sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer's supply requirements. Northern Indiana utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC. These borrowings have interest rates that are indexed to short-term market interest rates. At March 31, 2003, the outstanding borrowings totaled $329.8 million. Based upon average borrowings during the first quarter 2003, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $0.9 million for the quarter ended March 31, 2003.

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

FINANCIAL ACCOUNTING STANDARDS BOARD'S (FASB) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 71 ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Northern Indiana follows the accounting and reporting requirements of SFAS No.
71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

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

HEDGING ACTIVITIES. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133), the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. Because Northern Indiana utilizes derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. As a result of the rate-making process, Northern Indiana generally records gains and losses as regulatory liabilities or assets and recognizes such gains or losses in earnings when recovered in revenues.

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

Insurance Renewal

With the majority of the Northern Indiana property and casualty insurance renewing on July 1, 2003, indications are that the upward trend in insurance costs that Northern Indiana experienced between 2001 & 2002 will continue in the foreseeable future. Increases in premiums, deductibles and retentions along with added restrictions to coverage and capacity, for its property and casualty insurance program are anticipated. This upward trend is driven by the overall poor underwriting experience of the insurance industry over the past few years, in conjunction with the overall downturn of the capital markets and the economy, which drives the need for underwriters to seek higher premiums and further restrict coverage.

Environmental Matters

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide, a by-product of burning fossil fuels. Northern Indiana engages in efforts to voluntarily report and reduce its greenhouse gas emissions. Northern Indiana will monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.

Northern Indiana uses various combustion equipment in the generation, distribution and transmission of energy, including turbines, boilers and various reciprocating engines. Within the period December 2002 to January 2003, the U.S. Environmental Protection Agency (EPA) proposed maximum achievable control technology (MACT) standards to meet national emission standards for hazardous air pollutants (NESHAP) for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. Northern Indiana will continue to monitor the proposed MACT standards for potential applicability and cost impact to its operations. Pending finalization of the proposed standards, Northern Indiana is unable to predict what, if any, additional compliance costs may result.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS


Three Months Ended March 31, (in millions)        2003             2002
--------------------------------------------------------------------------
NET REVENUES
   Sales revenues                              $    478.8       $    276.5
   Less: Cost of gas sold                           373.3            176.7
--------------------------------------------------------------------------
   Net Sales Revenues                               105.5             99.8
   Transportation Revenues                           20.3             12.3
--------------------------------------------------------------------------
Net Revenues                                        125.8            112.1
--------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                         28.0             26.4
   Depreciation and amortization                     20.6             20.4
   Other taxes                                       10.9              6.5
--------------------------------------------------------------------------
Total Operating Expenses                             59.5             53.3
--------------------------------------------------------------------------
Operating Income                               $     66.3       $     58.8
==========================================================================

REVENUES ($ IN MILLIONS)
   Residential                                      309.4            182.3
   Commercial                                       118.2             56.0
   Industrial                                        47.8             22.9
   Transportation                                    20.3             12.3
   Deferred Gas Costs                               (16.4)             0.8
   Other                                             19.8             14.5
--------------------------------------------------------------------------
Total                                               499.1            288.8
--------------------------------------------------------------------------

SALES AND TRANSPORTATION  (MDTH)
   Residential Sales                                 30.8             28.9
   Commercial Sales                                  13.0              9.5
   Industrial Sales                                   5.1              3.9
   Transportation                                    42.2             40.0
   Other                                              0.9              3.8
--------------------------------------------------------------------------
Total                                                92.0             86.1
--------------------------------------------------------------------------

HEATING DEGREE DAYS                                 2,924            2,375
NORMAL HEATING DEGREE DAYS                          2,704            2,809
% COLDER (WARMER) THAN NORMAL                           8%             (15%)

CUSTOMERS
   Residential                                    598,568          626,621
   Commercial                                      47,603           48,095
   Industrial                                       3,241            3,318
   Transportation                                  48,848           14,810
   Other                                               14               15
--------------------------------------------------------------------------
TOTAL                                             698,274          692,859
--------------------------------------------------------------------------


Northern Indiana's natural gas distribution operations serve approximately 698,000 customers in the northern part of Indiana. Northern Indiana offers both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand. As a result, segment operating income is generally higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Weather

Weather in Northern Indiana's market area for the first three months of 2003 was 8% colder than normal and 23% colder than the first quarter of 2002.

Throughput

Total volumes sold and transported of 92.0 million dekatherms (MDth) for the first quarter of 2003 increased 5.9 MDth from the same period last year primarily due to the colder weather.

Net Revenues

Net revenues for the three months ended March 31, 2003 were $125.8 million, an increase of $13.7 million over the same period in 2002, mainly attributable to colder weather during the first quarter of 2003 as compared with the 2002 period.

Operating Income

Operating income for the first quarter of 2003 was $66.3 million, an increase of $7.5 million from the same period in 2002. The increase was mainly attributable to increased net revenues mentioned above, partly offset by $3.8 million of higher gross receipt taxes that were offset in revenues and $2.0 million of increased pension expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS


Three Months Ended March 31, (in millions)        2003         2002
---------------------------------------------------------------------
NET REVENUES
   Sales Revenues                               $  262.8     $  261.9
   Less: Cost of sales                              93.3         81.2
---------------------------------------------------------------------
Net Revenues                                       169.5        180.7
---------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                        57.5         53.4
   Depreciation and amortization                    43.7         42.2
   Other taxes                                      15.7         13.3
---------------------------------------------------------------------
Total Operating Expenses                           116.9        108.9
---------------------------------------------------------------------
Operating Income                                $   52.6     $   71.8
=====================================================================

REVENUES ($ IN MILLIONS)
   Residential                                      72.2         68.9
   Commercial                                       66.7         69.0
   Industrial                                       97.9         91.0
   Wholesale                                        19.6         19.2
   Other                                             6.4         13.8
---------------------------------------------------------------------
Total                                              262.8        261.9
---------------------------------------------------------------------
SALES (GIGAWATT HOURS)
   Residential                                     789.6        702.4
   Commercial                                      851.5        831.7
   Industrial                                    2,273.5      2,025.8
   Wholesale                                       541.9        762.3
   Other                                            33.7         31.4
---------------------------------------------------------------------
Total                                            4,490.2      4,353.6
---------------------------------------------------------------------
CUSTOMERS
   Residential                                   384,991      381,737
   Commercial                                     48,423       47,486
   Industrial                                      2,570        2,622
   Wholesale                                          26           30
   Other                                             798          801
---------------------------------------------------------------------
Total                                            436,808      432,676
---------------------------------------------------------------------


Northern Indiana generates and distributes electricity to approximately 437,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters reflecting the cooling demand during the summer season.

Market Conditions

The economic situation in the steel and steel-related industries has shown a significant improvement in the first quarter 2003 as compared to the same period in the previous year, as evidenced by the increase in quarter-over-quarter sales in the industrial category. Acquisitions and reorganizations at the major steel plants in the region continue to occur. International Steel Group, the company that acquired the LTV Corporation assets in the northern part of Indiana in 2002, recently purchased Bethlehem Steel, another major industrial customer. Also, National Steel is expected to be acquired by U.S. Steel. Steel-related sales increased 21% over the first quarter 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

Regulatory Matters

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $13.5 million were recognized for electric customers in the first quarter 2003. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizen Action Coalition of Indiana and fourteen residential customers. Northern Indiana does not expect this matter to have a significant impact on its results of operations.

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request. As a result of the IURC decision, a reserve was recorded.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC, which includes Northern Indiana, signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to GridAmerica and issued an order addressing the pricing of electric transmission. An IURC proceeding to obtain approval to transfer functional control of the transmission system to GridAmerica is ongoing. Northern Indian has expended approximately $8.5 million related to joining the Regional Transmission Organizations. Northern Indiana believes that the amounts spent will be reimbursed as a result of the finalization of the ITC agreement and FERC approval.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. While Northern Indiana continues to pursue settlement of this proceeding, an estimated refund liability was recognized in the first quarter 2003. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker (PPT). On March 21, 2003, Northern Indiana amended its filing. The amendment, if approved, would allow Northern Indiana to recover via the FAC, transmission costs paid to third parties, and the costs associated with electric physical derivative transaction costs, including option premiums to purchase power, and brokerage commissions. No actions have been taken by the IURC on this filing.

On December 30, 2002, the Federal Energy Regulatory Commission (FERC) issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. Based on this filing, an estimated refund liability was recognized in the first quarter 2003.

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


NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)


November 26, 2002 and Northern Indiana made its initial filing for the ECT in February 2003. On April 30, 2003, the IURC issued an order approving the filing, which allows for collection of environmental costs beginning with the May 2003 customer bills.

Sales

Electric sales for the first quarter 2003 were 4,490.2 gwh, an increase of 136.6 gwh compared to the 2002 period, reflecting increased sales to residential, commercial and industrial customers, offset by decreased wholesale transactions. Residential and commercial sales improved due to increased usage and an increase in the number of customers, while industrial sales increased due to increased demand from the steel industry.

Net Revenues

In first quarter 2003, electric net revenues of $169.5 million decreased by $11.2 million from the comparable 2002 period. The decrease was primarily a result of lower revenues due to $13.5 million of credits issued pertaining to the IURC electric rate review settlement and amounts accrued for potential refund obligations, slightly offset by the aforementioned increased demand.

Operating Income

Operating income for the first quarter 2003 was $52.6 million, a decrease of $19.2 million from the same period in 2002. The decrease was primarily due to the change in revenue mentioned above, increased pension expense of $3.3 million, and increased property taxes of $1.8 million.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion regarding quantitative and qualitative disclosures about market risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Northern Indiana's principal executive officer and its principal financial officer, after evaluating the effectiveness of Northern Indiana's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 6, 2003, have concluded that, as of such date, Northern Indiana's disclosure controls and procedures were adequate and effective to ensure that material information relating to Northern Indiana would be made known to them.

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

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     (99.1) Certification of Barrett Hatches, Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (99.2) Certification of William M. O'Malley, Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the first quarter 2003:

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Northern Indiana Public Service Company
                                        ----------------------------------------
                                                      (Registrant)




Date:  May 12, 2003                     By:       /s/ Jeffrey W. Grossman
                                           -------------------------------------
                                                    Jeffrey W. Grossman
                                                      Vice President
                                                 (Duly Authorized Officer)

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





Date:  May 12, 2003                        By:     /s/ Barrett Hatches
                                               -----------------------------
                                                      Barrett Hatches
                                                         President

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2003


I, William M. O'Malley, certify that:

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





Date:  May 12, 2003                        By:     /s/ William M. O'Malley
                                               --------------------------------
                                                     William M. O'Malley
                                                   Vice President, Finance