Form 10-Q
period 2003-06-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2003-08-12
CIK 72843

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                          Commission file number 1-4125

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                        Indiana                       35-0552990
             -----------------------------        ------------------
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)       Identification No.)

                 801 East 86th Avenue
                 Merrillville, Indiana                   46410
           --------------------------------        -----------------
       (Address of principal executive offices)       (Zip Code)


        Registrant's telephone number, including area code (877) 647-5990
                                                           --------------



Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
                   Title of each class               on which registered
      --------------------------------------------- ---------------------
      Series A Cumulative Preferred - No Par Value       New York
      4-1/4% Cumulative Preferred - $100 Par Value        American

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

As of August 1, 2003, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2003


                                TABLE OF CONTENTS

                                                                                                            Page
PART I        FINANCIAL INFORMATION

              Item 1.    Financial Statements

                         Statements of Consolidated Income (Loss)..............................               3

                         Consolidated Balance Sheets...........................................               4

                         Statements of Consolidated Cash Flows.................................               6

                         Statements of Consolidated Comprehensive Income ......................               7

                         Notes to Consolidated Financial Statements............................               8

              Item 2.    Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.......................              13

              Item 3.    Quantitative and Qualitative Disclosures About Market Risk............              22

              Item 4.    Controls and Procedures...............................................              23

PART II       OTHER INFORMATION

              Item 1.    Legal Proceedings.....................................................              24

              Item 2.    Changes in Securities and Use of Proceeds.............................              24

              Item 3     Defaults Upon Senior Securities.......................................              24

              Item 4.    Submission of Matters to a Vote of Security Holders...................              24

              Item 5.    Other Information.....................................................              24

              Item 6.    Exhibits and Reports on Form 8-K......................................              24

              Signature........................................................................              25


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME (unaudited)


                                                                     Three Months                  Six Months
                                                                    Ended June 30,                Ended June 30,
                                                            -----------------------------     ----------------------
(in millions)                                                     2003          2002            2003           2002
--------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Gas                                                         $ 141.9       $ 141.3        $  634.3        $ 425.0
   Gas-Affiliated                                                  1.4           0.5             8.1            5.6
   Electric                                                      255.9         279.9           511.8          537.5
   Electric-Affiliated                                             3.5           4.6            10.4            8.9
--------------------------------------------------------------------------------------------------------------------
   Gross Operating Revenues                                      402.7         426.3         1,164.6          977.0
--------------------------------------------------------------------------------------------------------------------
COST OF ENERGY
   Gas costs                                                      92.4          88.9           465.1          262.2
   Gas costs-Affiliated                                            0.2           2.4             0.8            5.8
   Fuel for electric generation                                   53.1          48.9           102.8          101.5
   Fuel for electric generation-Affiliated                         0.8           0.4             1.6            0.6
   Power purchased                                                19.0          17.4            45.0           28.0
   Power purchased-Affiliated                                     10.8          22.4            27.6           40.2
--------------------------------------------------------------------------------------------------------------------
   Cost of sales                                                 176.3         180.4           642.9          438.3
--------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                               226.4         245.9           521.7          538.7
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation                                                      61.4          65.1           128.6          128.8
   Maintenance                                                    16.5          17.8            34.8           33.9
   Depreciation and amortization                                  64.6          62.8           128.9          125.4
   Other taxes                                                    21.5          19.9            48.1           39.7
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         164.0         165.6           340.4          327.8
--------------------------------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME BEFORE UTILITY
   INCOME TAXES                                                   62.4          80.3           181.3          210.9
--------------------------------------------------------------------------------------------------------------------
UTILITY INCOME TAXES                                              18.9          22.7            61.3           64.9
--------------------------------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME                                          43.5          57.6           120.0          146.0
--------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)                                         (0.2)         (0.2)              -           (0.3)
--------------------------------------------------------------------------------------------------------------------
INTEREST
   Interest on long-term debt                                     10.9          12.4            22.6           25.3
   Other interest                                                  0.8             -             0.8            0.1
   Other interest-Affiliated                                       2.0           0.9             3.7            2.5
   Amortization of premium, reacquisition premium,
     discount and expense on debt, net                             1.0           1.3             2.0            2.2
--------------------------------------------------------------------------------------------------------------------
Total Interest                                                    14.7          14.6            29.1           30.1
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $  28.6       $  42.8        $   90.9        $ 115.6
====================================================================================================================

DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                      $   2.6       $   1.8        $    3.7          $ 3.7
--------------------------------------------------------------------------------------------------------------------
BALANCE AVAILABLE FOR COMMON SHARES                            $  26.0       $  41.0        $   87.2        $ 111.9
--------------------------------------------------------------------------------------------------------------------
COMMON DIVIDENDS DECLARED                                      $  65.5       $ 110.0        $   65.5        $ 141.0
--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,        December 31,
(in millions)                                                                             2003                2002
-------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
ASSETS
UTILITY PLANT, at original cost
   Electric                                                                          $ 4,673.9           $ 4,590.6
   Gas                                                                                 1,470.4             1,455.1
   Common                                                                                374.9               369.9
-------------------------------------------------------------------------------------------------------------------
   Total Utility Plant                                                                 6,519.2             6,415.6
   Less: Accumulated provision for depreciation and amortization                       3,660.7             3,547.7
-------------------------------------------------------------------------------------------------------------------
   Net utility plant                                                                   2,858.5             2,867.9
-------------------------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS                                                             8.9                 8.7
-------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                                               6.3                 4.4
   Accounts receivable (less reserve of $11.5 and $7.8, respectively)                     89.5                94.4
   Unbilled revenue (less reserve of $0.7 and $0.6, respectively)                         64.9                72.3
   Fuel cost adjustment clause                                                             1.8                 2.3
   Gas cost adjustment clause                                                                -                47.8
   Materials and supplies, at average cost                                                46.1                44.3
   Electric production fuel, at average cost                                              40.0                39.0
   Natural gas in storage, at last-in, first-out cost                                     61.9                15.5
   Price risk management assets                                                            2.8                 3.5
   Prepayments and other                                                                  57.9                36.2
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                     371.2               359.7
-------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
   Regulatory assets                                                                     218.4               225.6
   Intangible assets                                                                      25.1                25.1
   Deferred charges and other                                                              4.5                 5.1
-------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                       248.0               255.8
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $ 3,486.6           $ 3,492.1
===================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,        December 31,
(in millions)                                                                             2003                2002
-------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity                                                          $   921.9           $   899.6
Preferred Stocks--
   Series without mandatory redemption provisions                                         81.1                81.1
   Series with mandatory redemption provisions                                             3.8                 3.8
Long-term debt, excluding amounts due within one year                                    713.5               713.4
-------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                   1,720.3             1,697.9
-------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                                      76.0               130.0
   Short-term borrowings-Affiliated                                                      515.5               448.9
   Accounts payable                                                                      113.5               162.2
   Accounts payable-Affiliated                                                            17.5                25.3
   Dividends declared on common and preferred stocks                                       1.1                 1.1
   Customer deposits                                                                      45.3                39.3
   Taxes accrued                                                                          93.2                71.0
   Interest accrued                                                                        9.7                 9.9
   Gas cost adjustment clause                                                              8.2                   -
   Accrued employment costs                                                               20.6                35.7
   Price risk management liabilities                                                       1.1                 0.8
   Accrued liability for postretirement and pension benefits                              13.6                10.0
   Other accruals                                                                         29.7                36.8
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                945.0               971.0
-------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                                                 473.9               488.9
   Deferred investment tax credits                                                        60.8                64.3
   Deferred credits                                                                       18.8                43.2
   Accrued liability for postretirement and pension benefits                             237.6               219.0
   Regulatory liabilities                                                                  5.2                 4.9
   Other noncurrent liabilities                                                           25.0                 2.9
-------------------------------------------------------------------------------------------------------------------
Total Other                                                                              821.3               823.2
-------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                                -                   -
-------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                                 $ 3,486.6           $ 3,492.1
===================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

                                                                                                Six Months
                                                                                              Ended June 30,
                                                                                      ------------------------------
(in millions)                                                                             2003                 2002
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                          $  90.9              $ 115.6
   Adjustments to reconcile net income to net cash:
     Depreciation and amortization                                                       128.9                125.4
     Net changes in price risk management activities                                       1.0                 (6.1)
     Deferred income taxes                                                               (39.6)                (4.3)
     Amortization of deferred investment tax credits                                      (3.5)                (3.6)
     Other, asset items                                                                    7.3                 15.0
     Other, liability items                                                               16.0                    -
   Changes in components of working capital:
     Accounts receivable, net                                                             12.2                 14.9
     Electric production fuel                                                             (1.0)                (5.2)
     Materials and supplies                                                               (1.8)                (2.3)
     Natural gas in storage                                                              (46.4)                93.2
     Accounts payable                                                                    (43.5)                 4.7
     Taxes accrued                                                                        20.1                 49.8
     Fuel adjustment clause                                                                0.5                (10.2)
     Gas cost adjustment clause                                                           56.0                  4.5
     Accrued employment costs                                                            (15.1)                13.0
     Other accruals                                                                       (3.5)                (1.8)
     Other assets                                                                          4.9                  5.5
     Other liabilities                                                                     4.7                  2.5
--------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                                       188.1                410.6
--------------------------------------------------------------------------------------------------------------------

Investing Activities
     Construction expenditures                                                          (131.1)              (106.6)
--------------------------------------------------------------------------------------------------------------------
Net Investing Activities                                                                (131.1)              (106.6)
--------------------------------------------------------------------------------------------------------------------

Financing Activities
     Retirement of long-term debt                                                        (54.0)               (54.5)
     Change in short-term debt                                                            66.6               (155.1)
     Dividends paid - common shares                                                      (65.5)               (94.0)
     Dividends paid - preferred shares                                                    (2.2)                (3.7)
     Other financing activities, net                                                         -                  0.1
--------------------------------------------------------------------------------------------------------------------
Net Financing Activities                                                                 (55.1)              (307.2)
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                           1.9                 (3.2)
Cash and cash equivalents at beginning of period                                           4.4                  8.5
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $   6.3              $   5.3
====================================================================================================================

($ in millions)
--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest, net of amounts capitalized                                   25.4                 28.3
     Interest capitalized                                                                  1.0                  0.7
     Cash paid for income taxes                                                           62.5                 33.0
--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (unaudited)

                                                                    Three Months                 Six Months
                                                                   Ended June 30,               Ended June 30,
                                                             --------------------------   -------------------------

(in millions)                                                    2003           2002          2003          2002
-------------------------------------------------------------------------------------------------------------------
Net Income                                                      $ 28.6         $ 42.8        $ 90.9        $ 115.6
   Other comprehensive income (loss), net of tax
     Net unrealized gains (losses) on cash flow hedges            (0.8)           0.1          (1.0)           2.8
-------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                      $ 27.8         $ 42.9        $ 89.9        $ 118.4
===================================================================================================================

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

2.       REGULATORY MATTERS

During 2002, Northern Indiana settled matters related to its electric rate review. On September 23, 2002, the Indiana Utility Regulatory Commission (IURC) issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $24.3 million were recognized for electric customers for the first half of 2003. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. Northern Indiana does not expect this matter to have a significant impact on its results of operations.

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request and the appropriate amount is being refunded to customers.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. While Northern Indiana continues to pursue settlement of this proceeding, an estimated refund liability was recognized in the first quarter 2003. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker. On March 21, 2003, Northern Indiana amended its filing to allow recovery, via the FAC, of transmission costs paid to third parties, and the costs associated with electric physical derivative transaction costs, including option premiums to purchase power, and brokerage commissions. No actions have been taken by the IURC on this filing.

On December 30, 2002, the Federal Energy Regulatory Commission (FERC) issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. Based on this filing, an estimated refund liability has been recorded.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Northern Indiana will submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, which allows for collection of allowance for funds used during construction and a return on the capital investment beginning with the May 2003 customer bills. Through June 30, 2003 the ECRM revenues amounted to $1.0 million. On August 1, Northern Indiana filed the ECRM for capital investments of $120 million. The initial filing of the EERM is anticipated with the next semi-annual filing of the ECT. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $234 million. The IURC order is currently being appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana

3.       RESTRUCTURING ACTIVITIES

Since 2000, Northern Indiana's parent company NiSource Inc. (NiSource) has implemented restructuring initiatives to streamline its operations and realize efficiencies culminating from the acquisition of Columbia Energy Group.

For all of the initiatives, a total of approximately 180 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of June 30, 2003, 158 employees were terminated, of whom 6 employees were terminated during the first quarter and six months ended June 30, 2003. At June 30, 2003 and December 31, 2002, the consolidated balance sheets reflected liabilities of $1.4 million and $2.4 million, respectively, related to the restructuring plans. During the first quarter and six months ended June 30, 2003, $0.9 million of benefits were paid as a result of the restructuring plans. Additionally, during the first quarter 2003 and six months ended June 30, 2003, the restructuring plan liability was reduced by $0.1 million due to a reduction in estimated costs related to the reorganization initiatives.

4.       RISK MANAGEMENT ACTIVITIES

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks inherent in its business. Northern Indiana accounts for its derivatives under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133).

HEDGING ACTIVITIES. The activity for the second quarter and six months ended June 30, 2003 and June 30, 2002 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

                                                                        Three Months               Six Months
                                                                       Ended June 30,             Ended June 30,
                                                                 --------------------------    --------------------
(in millions, net of tax)                                             2003         2002          2003         2002
-------------------------------------------------------------------------------------------------------------------
Unrealized gains on derivatives qualifying as cash flow
   hedges at the beginning of the period                             $ 2.1        $   -         $ 2.3       $ (2.7)

Unrealized hedging gains (losses) arising during the
   period of derivatives qualifying as cash flow hedges               (1.0)         0.2          (2.2)         2.0

Reclassification adjustment for net loss (gain) included
   in net income                                                       0.2         (0.1)          1.2          0.8
-------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash
   flow hedges at the end of the period                              $ 1.3        $ 0.1         $ 1.3       $  0.1
-------------------------------------------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unrealized gains and losses on Northern Indiana's hedges were recorded as price risk management assets and liabilities. The accompanying consolidated balance sheets reflect price risk management assets related to unrealized gains on hedges of $2.8 million and $3.5 million at June 30, 2003 and December 31, 2002, respectively, which were included in "Current Assets." Price risk management liabilities related to unrealized losses on hedges (and net option premiums) were $1.1 million and $0.8 million at June 30, 2003 and December 31, 2002, respectively, both of which were included in "Current Liabilities."

During the first and second quarters 2003, Northern Indiana had no net gain or loss recognized in earnings due to the change in value of derivative instruments primarily representing time value, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the second quarter, Northern Indiana reclassified $0.9 million from other comprehensive income to earnings, due to the probability that certain originally forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in accumulated other comprehensive income of approximately $1.3 million, net of tax.

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. Northern Indiana defers the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71,"Accounting for the Effects of Certain Types of Regulation."

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

Northern Indiana adopted the provisions of SFAS No. 143 on January 1, 2003 and as a result, Northern Indiana recognized an asset retirement obligations liability of $1.9 million. In addition, Northern Indiana capitalized $0.8 million in additions to plant assets, net of accumulated amortization, and recognized regulatory assets of $1.2 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in Northern Indiana's service rates, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of Northern Indiana's accumulated depreciation and amortization was approximately $642.0 million at June 30, 2003.

For the second quarter and six months ended June 30, 2003, Northern Indiana amortized less than $0.1 million and $0.1 million, respectively, related to the amounts capitalized as additions to plant and accreted the liability by $0.1 million with corresponding amounts recognized as regulatory assets at June 30, 2003. The asset retirement obligations liability totaled $2.0 million at June 30, 2003. Had Northern Indiana adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $1.8 million and $1.5 million at December 31, 2001 and 2000, respectively.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS NO. 149"). Effective July 1, 2003, Northern Indiana adopted Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, as such the impact on Northern Indiana's existing contracts at June 30, 2003 is not material. Because the effect of SFAS No. 149 is dependent upon the terms

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of contracts the company enters into after June 30, 2003, Northern Indiana cannot determine the impact of adopting SFAS No. 149 on a prospective basis.

SFAS NO. 150 -- ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. In the second quarter 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 requires classification of a financial instrument within its scope as a liability because it embodies an obligation of the issuer. As defined in SFAS No. 150, an obligation is a conditional or unconditional duty or responsibility to transfer assets or to issue equity shares. Instruments that fall within the scope of SFAS No. 150 include mandatorily redeemable financial instruments, obligations to repurchase an issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is generally effective for interim periods beginning after June 15, 2003 for financial instruments created prior to June 1, 2003. For any instruments entered into or modified after May 31, 2003, the Statement is effective for those instruments upon consummation or modification. Currently, Northern Indiana has mandatory redeemable preferred stock that will be reclassified as a liability in the third quarter of 2003. Northern Indiana does not expect SFAS No. 150 to have any impact on its financial condition or results of operations.

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

                                                                        Three Months                Six Months
                                                                       Ended June 30,             Ended June 30,
                                                                 ---------------------------   --------------------
($ in millions)                                                       2003         2002         2003          2002
-------------------------------------------------------------------------------------------------------------------
NET INCOME
   As reported                                                        28.6         42.8         90.9         115.6
   Less:  Total stock-based employee compensation
          expense determined under the fair value based
          method for all awards, net of tax                            0.4          0.4          0.9           0.6
-------------------------------------------------------------------------------------------------------------------
   Pro forma                                                          28.2         42.4         90.0         115.0
-------------------------------------------------------------------------------------------------------------------



7.       LEGAL PROCEEDINGS

In the normal course of its business, Northern Indiana has been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on Northern Indiana's financial position.

8.       ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table displays the components of Accumulated Other Comprehensive Income.

                                                                                         JUNE 30,     December 31,
(in millions, net of tax)                                                                    2003             2002
-------------------------------------------------------------------------------------------------------------------
Net unrealized gains on cash flow hedges                                                 $    1.3         $    2.3
Minimum pension liability adjustment                                                       (143.5)          (143.5)
-------------------------------------------------------------------------------------------------------------------
Total Accumulated Other Comprehensive Income, net                                        $ (142.2)        $ (141.2)
-------------------------------------------------------------------------------------------------------------------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       BUSINESS SEGMENT INFORMATION

During 2002, Northern Indiana re-aligned its reportable segments to reflect its current operating structure. Electric wholesale and wheeling results were moved to the Electric segment. As a result of the realignment, all 2002 periods have been adjusted to reflect the new segments.

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

($ in millions)                                                                 GAS        ELECTRIC          TOTAL
-------------------------------------------------------------------------------------------------------------------
For the Three Months Ended June 30, 2003
   Operating revenues                                                         143.3           259.4          402.7
   Utility operating income (loss) before utility income taxes                 (1.7)           64.1           62.4

FOR THE THREE MONTHS ENDED JUNE 30, 2002
   Operating revenues                                                         141.8           284.5          426.3
   Utility operating income before utility income taxes                        (0.7)           81.0           80.3
-------------------------------------------------------------------------------------------------------------------

($ in millions)                                                                 GAS        ELECTRIC          TOTAL
-------------------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30, 2003
   Operating revenues                                                         642.4           522.2        1,164.6
   Utility operating income before utility income taxes                        64.6           116.7          181.3

FOR THE SIX MONTHS ENDED JUNE 30, 2002
   Operating revenues                                                         430.6           546.4          977.0
   Utility operating income before utility income taxes                        58.1           152.8          210.9
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

                      SECOND QUARTER AND SIX MONTH RESULTS

Net Income
Northern Indiana reported net income of $28.6 million for the three months ended June 30, 2003, compared to $42.8 million in the 2002 period.

For the six months ended June 30, 2003, Northern Indiana reported net income of $90.9 million, a 24.7 million decrease from the 2002 period.

Net Revenues
Total consolidated net revenues (operating revenues less cost of sales) for the three months ended June 30, 2003, were $226.4 million, a $19.5 million decrease from the same period last year. The decrease in net revenues was primarily a result of $10.8 million of credits issued pertaining to the Indiana Utility Regulatory Commission (IURC) electric rate review settlement and reduced electric sales of $6.2 million as a result of cooler weather toward the end of the quarter.

Total consolidated net revenues for the six months ended June 30, 2003, were $521.7 million, a $17.0 million decrease from the same period last year. The decrease was primarily a result of $24.3 million from credits issued pertaining to the IURC electric rate review settlement and reduced electric sales of $6.2 million as a result of cooler weather toward the end of the quarter, partially offset by increased net gas revenues of $18.4 million due to colder weather during the first three months of the year.

Expenses
Operating expenses for the second quarter 2003 were $164.0 million, a decrease of $1.6 million from the 2002 period. Operation and maintenance expenses decreased $5.0 million mainly due to $8.3 million reduction in employee-related and administrative expenses, $2.9 decrease in uncollectible expenses, partially offset by increased pension and postretirement expenses of $6.5 million. Depreciation and amortization expense increased by $1.8 million due to plant additions. Other taxes increased $1.6 million, principally due to increased property taxes and higher gross receipts taxes that are generally offset in revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Operating expenses for the six months ended June 30, 2003 were $340.4 million, an increase of $12.6 million from the 2002 period. Operations and maintenance expenses were relatively flat, but reflected increases of $12.3 million due to higher pension and postretirement costs. These increases were offset by a decrease in employee-related and administrative costs. Depreciation and amortization expense increased by $3.5 million due to plant additions. Other taxes increased $8.4 million, principally due to increased property taxes and higher gross receipts taxes, which are generally offset in revenues.

Utility Income Taxes
Utility income tax expenses for the second quarter 2003 were $18.9 million, compared to $22.7 million in 2002, due to lower pre-tax income.

Utility income tax expenses for the six months of 2003 were $61.3 million compared to $64.9 million in 2002, due to lower pre-tax income.

Interest
Interest expense for the second quarter 2003 remained relatively unchanged compared to the 2002 period.

Interest expense for the first six months of 2003 was $29.1 million, a decrease of $1.1 million compared to the 2002 period, primarily due to a reduction in long-term debt.

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

Net cash from operations for the six months ended June 30, 2003 was $188.1 million, a decrease of $222.5 million from the comparable period in 2002. The decrease was mainly due to a reduction in cash generated from working capital, principally driven by a decrease in accounts payable and an increase in natural gas in storage, partly offset by decreased under recovered gas and fuel costs.

During the first half of 2003, Northern Indiana redeemed $54.0 million of medium-term notes. In addition, on July 8, 2003, Northern Indiana redeemed $70.0 million of medium-term notes.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the 1935 Act. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources. NFC elected not to renew its $500.0 million 364-day credit facility, which expired on March 20, 2003. The 364-day credit facility allowed NFC to utilize the $500 million to support the issuance of letters of credit. As a result of its expiration, the NFC $1.25 billion three-year facility that expires on March 23, 2004 has been amended to allow for an increase in the aggregate letters of credit outstanding from $150.0 million to $500.0 million. The credit facility is guaranteed by NiSource. As of June 30, 2003, Northern Indiana had $515.5 million of intercompany short-term borrowings outstanding at an interest rate of 1.96%. As of December 31, 2002, Northern Indiana had an intercompany note payable of $448.9 million at an interest rate of 2.11%.

Credit Ratings
On July 8, 2003, Moody's Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries, concluding a review for possible downgrade that began on May 13, 2003. Moody's ratings outlook for NiSource and its subsidiaries is now "stable". On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource. Fitch also lowered the rating of Northern Indiana by one notch to BBB+ due to Fitch's policy of restricting the ratings between a parent and its subsidiaries where short-term financing facilities are solely at the holding company level. This does not reflect weakening credit measures at Northern Indiana. Fitch rating outlook for all entities is stable. On June 16, 2003, Standard and Poor's affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries. Standard and Poor's outlook for NiSource and all of its subsidiaries were revised to stable from negative.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Northern Indiana may sell up to $100.0 million of certain of its accounts receivable under a sales agreement, without recourse. As of June 30, 2003, Northern Indiana has sold $100.0 million of its accounts receivable under this agreement. Northern Indiana and Citibank are currently negotiating a new Accounts Receivable Sales Agreement which would increase Northern's capacity under this program to $200.0 million.

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

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC. These borrowings have interest rates that are indexed to short-term market interest rates. At June 30, 2003, the outstanding borrowings totaled $515.5 million. Based upon average borrowings during 2003, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $1.0 million and $1.9 million for the quarter and six months ended June 30, 2003.

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

In the event that regulation significantly changes the opportunity for Northern Indiana to recover its costs in the future, all or a portion of Northern Indiana's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Northern Indiana's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Northern Indiana would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71." In management's opinion, Northern Indiana will be subject to SFAS No. 71 for the foreseeable future.

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

HEDGING ACTIVITIES. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133), the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. Because Northern Indiana utilizes derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. As a result of the rate-making process, Northern Indiana generally records gains and losses as regulatory liabilities or assets and recognizes such gains or losses in earnings when recovered in revenues.

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

PENSIONS AND POSTRETIREMENT BENEFITS. Northern Indiana, through NiSource, has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, amongst other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition.

Refer to "Recently Issued Accounting Pronouncements" in Note 5 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

Insurance Renewal
Northern Indiana sustained an overall increase in premiums for the property and casualty insurance program that renewed on July 1, 2003. However, the renewal of the executive liability program, which includes directors and officer's liability and fiduciary liability, is scheduled for November 1, 2003 and all indications are that the increase in premiums for those particular coverages will be much higher. In addition to increases in premiums, we anticipate added restrictions to coverage and capacity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Presentation of Segment Information
During 2002, Northern Indiana realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The electric wheeling and bulk power operations were moved to the Electric Operations segment. As a result of the realignment, all 2002 periods have been adjusted to reflect the new segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

                                                                     Three Months                   Six Months
                                                                    Ended June 30,                Ended June 30,
                                                              ---------------------------   ------------------------
(in millions)                                                     2003          2002            2003          2002
--------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Sales revenues                                               $ 134.0       $ 134.3         $ 612.8      $  410.8
   Less: Cost of gas sold                                          92.6          91.3           465.9         268.0
--------------------------------------------------------------------------------------------------------------------
   Net Sales Revenues                                              41.4          43.0           146.9         142.8
   Transportation Revenues                                          9.3           7.5            29.6          19.8
--------------------------------------------------------------------------------------------------------------------
Net Revenues                                                       50.7          50.5           176.5         162.6
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                       25.0          25.6            53.0          52.0
   Depreciation and amortization                                   21.0          20.4            41.6          40.8
   Other taxes                                                      6.4           5.2            17.3          11.7
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                           52.4          51.2           111.9         104.5
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                         $  (1.7)      $  (0.7)        $  64.6      $   58.1
====================================================================================================================

REVENUES ($ IN MILLIONS)
   Residential                                                    105.9          92.6           415.3         274.9
   Commercial                                                      35.9          26.9           154.1          82.9
   Industrial                                                      24.3          13.9            72.1          36.8
   Transportation                                                   9.4           7.5            29.7          19.8
   Deferred Gas Costs                                             (39.5)         (5.3)          (55.9)         (4.5)
   Other                                                            7.3           6.2            27.1          20.7
--------------------------------------------------------------------------------------------------------------------
Total                                                             143.3         141.8           642.4         430.6
--------------------------------------------------------------------------------------------------------------------

SALES AND TRANSPORTATION  (MDTH)
   Residential Sales                                                8.7          10.1            39.5          39.0
   Commercial Sales                                                 3.2           3.2            16.2          12.7
   Industrial Sales                                                 2.4           1.9             7.5           5.8
   Transportation                                                  32.1          32.8            74.3          72.8
   Other                                                            0.1           0.8             1.0           4.6
--------------------------------------------------------------------------------------------------------------------
Total                                                              46.5          48.8           138.5         134.9
--------------------------------------------------------------------------------------------------------------------

HEATING DEGREE DAYS                                                 498           561           3,422         2,936
NORMAL HEATING DEGREE DAYS                                          454           475           3,158         3,284
% COLDER (WARMER) THAN NORMAL                                       10%           18%              8%          (11%)

CUSTOMERS
   Residential                                                                                594,195       623,679
   Commercial                                                                                  47,154        47,934
   Industrial                                                                                   3,221         3,296
   Transportation                                                                              45,670        12,032
   Other                                                                                           14            13
--------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                         690,254       686,954
--------------------------------------------------------------------------------------------------------------------

Northern Indiana's natural gas distribution operations serve approximately 690,000 customers in the northern part of Indiana. Northern Indiana offers both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand. As a result, segment operating income is generally higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Regulatory Matters
Changes in gas industry regulation, which began in the mid-1980s at the federal level, has broadened to retail customers at the state level. Large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Northern Indiana's Gas Distribution's facilities for transportation services. Additionally, as of June 30, 2003, approximately 45,000 of Northern Indiana's Gas Distribution's residential and commercial customers had selected an alternate supplier.

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

Weather
Weather in Northern Indiana's market area for the second quarter 2003 was 10% colder than normal and 11% warmer than the second quarter 2002.

For the first six months of 2003, weather was 8% colder than normal and 17% colder than the first six months of 2002.

Throughput
Northern Indiana sold and transported 46.5 million dekatherms (MDth) for the second quarter 2003, a decrease of 2.3 MDth from the same period last year, primarily due to warmer weather when compared to the second quarter of 2002.

Total volumes sold and transported were 138.5 MDth for the first six months of 2003, an increase of 3.6 MDth from the same period in 2002, primarily due to colder weather during the first three months of the year, partially offset by decreased off-system sales.

Net Revenues
Net revenues for the three months ended June 30, 2003 of $50.7 million were relatively unchanged from the same period in 2002.

Net revenues for the six months ended June 30, 2003 were $176.5 million, an increase of $13.9 million from the same period in 2002, mainly attributable to colder weather during the first three months of the year.

Operating Income (Loss)
Operating loss for the second quarter 2003 was $1.7 million, $1.0 million greater than the loss in the same period in 2002. The decrease was mainly attributable to $0.6 million increase in depreciation and amortization expense due to plant additions and $0.3 million increase in property taxes.

Operating income for the first six months of 2003 was $64.6 million, an increase of $6.5 million from the same period in 2002. The increase was mainly attributable to $18.4 million of increased sales and deliveries of natural gas due to the colder weather during the first three months of the year. Pension and postretirement costs increased $3.4 million. Depreciation and amortization expense increased by $0.8 million due to plant additions. Other taxes increased by $5.6 million, principally due to increased property taxes and higher gross receipt taxes, which are generally offset in revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS

                                                                    Three Months                   Six Months
                                                                   Ended June 30,                Ended June 30,
                                                            ---------------------------    ------------------------
(in millions)                                                    2003          2002            2003          2002
-------------------------------------------------------------------------------------------------------------------
NET REVENUES
    Sales Revenues                                            $  259.4      $  284.5        $  522.2      $  546.4
    Less: Cost of sales                                           83.7          89.1           177.0         170.3
-------------------------------------------------------------------------------------------------------------------
Net Revenues                                                     175.7         195.4           345.2         376.1
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                                     52.9          57.3           110.4         110.7
    Depreciation and amortization                                 43.6          42.4            87.3          84.6
    Other taxes                                                   15.1          14.7            30.8          28.0
-------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         111.6         114.4           228.5         223.3
-------------------------------------------------------------------------------------------------------------------
Operating Income                                              $   64.1      $   81.0        $  116.7      $  152.8
===================================================================================================================

REVENUES ($ IN MILLIONS)
    Residential                                                   62.4          69.9           134.6         138.8
    Commercial                                                    69.7          76.3           136.4         145.3
    Industrial                                                    93.4         100.5           191.3         191.5
    Wholesale                                                     25.8          22.9            45.4          42.1
    Other                                                          8.1          14.9            14.5          28.7
-------------------------------------------------------------------------------------------------------------------
Total                                                            259.4         284.5           522.2         546.4
-------------------------------------------------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
    Residential                                                  639.1         699.2         1,428.7       1,401.6
    Commercial                                                   859.2         891.2         1,710.7       1,722.9
    Industrial                                                 2,205.4       2,196.9         4,478.9       4,222.7
    Wholesale                                                    751.5         784.4         1,293.4       1,546.7
    Other                                                         27.5          29.2            61.2          60.6
-------------------------------------------------------------------------------------------------------------------
Total                                                          4,482.7       4,600.9         8,972.9       8,954.5
-------------------------------------------------------------------------------------------------------------------

COOLING DEGREE DAYS                                                113           263             113           263
NORMAL COOLING DEGREE DAYS                                         224           219             224           219
% WARMER (COLDER) THAN NORMAL                                     (50%)          20%            (50%)          20%

CUSTOMERS
    Residential                                                                              384,750       381,904
    Commercial                                                                                48,694        47,790
    Industrial                                                                                 2,560         2,615
    Wholesale                                                                                     28            27
    Other                                                                                        796           801
-------------------------------------------------------------------------------------------------------------------
Total                                                                                        436,828       433,137
-------------------------------------------------------------------------------------------------------------------

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

Market Conditions
The steel sector continues to show improvement, with second quarter 2003 sales 8% higher than the 2002 level and a 14% improvement for the six month period. The acquisitions of Bethlehem Steel and National Steel by International Steel Group and U.S. Steel, respectively, have been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

Regulatory Matters
During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $24.3 million were recognized for electric customers in the first half of 2003. The order adopting the settlement is currently being appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. Northern Indiana does not expect this matter to have a significant impact on its results of operations.

Northern Indiana submitted its quarterly fuel adjustment clause filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request and the appropriate amount is being refunded to customers.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the Federal Energy Regulatory Commission (FERC), and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC, which includes Northern Indiana, signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to the ITC and issued an order addressing the pricing of electric transmission. An IURC proceeding to obtain approval to transfer functional control of the transmission system to the ITC is ongoing. An uncontested settlement that authorizes reimbursement of $7.4 million to Northern Indiana for incurred costs was approved by the FERC on July 31, 2003. As of June 30, 2003, Northern Indiana has deferred $6.5 million of costs related to joining the ITC.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This market proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a fair, efficient and non-discriminatory manner. MISO has filed detailed tariff information with a planned initial operation date of March 31, 2004. Northern Indiana is actively pursuing its role in the MMI. At the current time, management believes that MMI will change the manner in which Northern Indiana conducts its electric business, however, management cannot determine at this time the final MMI impacts.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the Fuel Adjustment Clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. While Northern Indiana continues to pursue settlement of this proceeding, an estimated refund liability was recognized in the first quarter 2003. In January 2002, Northern Indiana filed for approval to implement a purchase power tracker. On March 21, 2003, Northern Indiana amended its filing. The amendment, if approved, would allow Northern Indiana to recover via the FAC, transmission costs paid to third parties, and the costs associated with electric physical derivative transaction costs, including option premiums to purchase power, and brokerage commissions. No actions have been taken by the IURC on this filing.

On December 30, 2002, the FERC issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. Based on this filing, an estimated refund liability has been recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Northern Indiana will submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, which allows for collection of allowance for funds used during construction and a return on the capital investment beginning with the May 2003 customer bills. Through June 30, 2003 the ECRM revenues amounted to $1.0 million. On August 1, Northern Indiana filed the ECRM for capital investments of $120 million. The initial filing of the EERM is anticipated with the next semi-annual filing of the ECT. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $234 million. The IURC order is currently being appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana.

Sales
Electric sales for the second quarter 2003 were 4,482.7 gwh, a decrease of 118.2 gwh compared to the 2002 period. The decrease primarily reflected cooler weather during the quarter.

Electric sales for the first six months of 2003 were 8,972.9 gwh, an increase of
18.4 gwh compared to the 2002 period, primarily reflecting increased sales to residential and industrial customers, offset by decreased commercial and wholesale transactions. Residential sales improved due to overall increased usage and an increase in the number of customers, while industrial sales increased due to increased demand from the steel industry.

Net Revenues
In second quarter 2003, electric net revenues of $175.7 million decreased by $19.7 million from the comparable 2002 period. The decrease was primarily due to $10.8 million of credits issued pertaining to the IURC electric rate review settlement and cooler weather that decreased electric sales by $6.2 million.

In the first six months of 2003, electric net revenue of $345.2 million decreased by $30.9 million from the 2002 period due to $24.3 million of credits issued pertaining to the IURC electric rate review settlement and cooler weather at the beginning of the summer season.

Operating Income
Operating income for the second quarter 2003 was $64.1 million, a decrease of $16.9 million from the same period in 2002. The decrease was primarily due to the changes in revenue mentioned above.

Operating income for the first half of 2003 was $116.7 million, a decrease of $36.1 million from the same period in 2001 due to the changes in revenue mentioned above and increased pension and postretirement benefits expenses of $9.0 million.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion regarding quantitative and qualitative disclosures about market risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Sensitive Instruments and Positions."

ITEM 4.  CONTROLS AND PROCEDURES

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Evaluation of Disclosure Controls and Procedures
Northern Indiana's principal executive officer and its principal financial officer, after evaluating the effectiveness of Northern Indiana's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, Northern Indiana's disclosure controls and procedures were adequate and effective to ensure that material information relating to Northern Indiana would be made known to them.

Changes in Internal Controls
There were no significant changes in Northern Indiana's internal controls or in other factors that could significantly affect Northern Indiana's internal controls subsequent to the date of the most recent evaluation, nor were there any significant deficiencies or material weaknesses in Northern Indiana's internal controls. As a result, no corrective actions were required or undertaken.

                                     PART II

NORTHERN INDIANA PUBLIC SERVICE COMPANY

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 9, 2003, by written consent in lieu of the Annual Meeting of Shareholders, the sole shareholder of Northern Indiana elected Barrett Hatches and Samuel W. Miller, Jr. to serve as directors until the 2004 Annual Meeting of Shareholders.


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     (31.1) Certification of Barrett Hatches, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (31.2) Certification of William M. O'Malley, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (32.1) Certification of Barrett Hatches, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

     (32.2) Certification of William M. O'Malley, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the second quarter 2003:

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                     Northern Indiana Public Service Company
                                 -----------------------------------------------
                                                 (Registrant)









Date:  August 12, 2003     By:              /s/ Jeffrey W. Grossman
                                  ----------------------------------------------
                                              Jeffrey W. Grossman
                                                Vice President
                                           (Duly Authorized Officer)