Form 10-Q
period 2003-09-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2003-11-12
CIK 72843

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                          Commission file number 1-4125

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Indiana                       35-0552990
             ------------------------------       -------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)

                 801 East 86th Avenue
                 Merrillville, Indiana                   46410
              ---------------------------          -----------------
       (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (877) 647-5990

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
                    Title of each class               on which registered
       --------------------------------------------  ---------------------
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

As of November 1, 2003, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I        FINANCIAL INFORMATION

              Item 1.    Financial Statements

                         Statements of Consolidated Income ....................................               3

                         Consolidated Balance Sheets...........................................               4

                         Statements of Consolidated Cash Flows.................................               6

                         Statements of Consolidated Comprehensive Income ......................               7

                         Notes to Consolidated Financial Statements............................               8

              Item 2.    Management's Discussion and Analysis of
                              Financial Condition and Results of Operations....................              14

              Item 3.    Quantitative and Qualitative Disclosures About Market Risk............              25

              Item 4.    Controls and Procedures...............................................              25

PART II       OTHER INFORMATION

              Item 1.    Legal Proceedings.....................................................              26

              Item 2.    Changes in Securities and Use of Proceeds.............................              26

              Item 3     Defaults Upon Senior Securities.......................................              26

              Item 4.    Submission of Matters to a Vote of Security Holders...................              26

              Item 5.    Other Information.....................................................              26

              Item 6.    Exhibits and Reports on Form 8-K......................................              26

              Signature........................................................................              27

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME (unaudited)

                                                                    Three Months                  Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                                --------------------        -----------------------
(in millions)                                                     2003          2002            2003           2002
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Gas                                                          $ 82.9        $ 63.8        $  717.2       $  488.8
   Gas-Affiliated                                                  1.5           2.1             9.6            7.7
   Electric                                                      307.5         318.0           819.3          855.5
   Electric-Affiliated                                             7.3          15.1            17.7           24.0
-------------------------------------------------------------------------------------------------------------------
   Gross Operating Revenues                                      399.2         399.0         1,563.8        1,376.0
-------------------------------------------------------------------------------------------------------------------
COST OF ENERGY
   Gas costs                                                      56.0          30.0           521.1          292.2
   Gas costs-Affiliated                                              -           1.4             0.8            7.2
   Fuel for electric generation                                   61.8          59.2           164.6          160.7
   Fuel for electric generation-Affiliated                         1.0           0.6             2.6            1.2
   Power purchased                                                27.7          15.2            72.7           43.2
   Power purchased-Affiliated                                     18.4          43.1            46.0           83.3
-------------------------------------------------------------------------------------------------------------------
   Cost of sales                                                 164.9         149.5           807.8          587.8
-------------------------------------------------------------------------------------------------------------------
Total Net Revenues                                               234.3         249.5           756.0          788.2
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation                                                      65.9          63.1           194.5          191.9
   Maintenance                                                    17.7          14.0            52.5           47.9
   Depreciation and amortization                                  64.8          63.3           193.7          188.7
   Other taxes                                                    20.9          13.9            69.0           53.6
-------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         169.3         154.3           509.7          482.1
-------------------------------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME BEFORE UTILITY
   INCOME TAXES                                                   65.0          95.2           246.3          306.1
-------------------------------------------------------------------------------------------------------------------
UTILITY INCOME TAXES                                              21.1          29.4            82.4           94.3
-------------------------------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME                                          43.9          65.8           163.9          211.8
-------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)                                         (0.4)            -            (0.4)          (0.3)
-------------------------------------------------------------------------------------------------------------------
INTEREST
   Interest on long-term debt                                      9.7          11.8            32.3           37.1
   Other interest                                                 (0.1)            -             0.7            0.1
   Other interest-Affiliated                                       2.4           0.9             6.1            3.4
   Amortization of premium, reacquisition premium,
     discount and expense on debt, net                             0.9           1.0             2.9            3.2
-------------------------------------------------------------------------------------------------------------------
Total Interest                                                    12.9          13.7            42.0           43.8
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $ 30.6        $ 52.1        $  121.5       $  167.7
===================================================================================================================

DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                       $  1.1        $  1.9        $    3.4       $    5.6
-------------------------------------------------------------------------------------------------------------------
BALANCE AVAILABLE FOR COMMON SHARES                             $ 29.5        $ 50.2        $  118.1       $  162.1
-------------------------------------------------------------------------------------------------------------------
COMMON DIVIDENDS DECLARED                                       $ 27.4        $ 44.0        $   92.9       $  185.0
-------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,       December 31,
(in millions)                                                                          2003               2002
===================================================================================================================
                                                                                   (unaudited)
ASSETS
UTILITY PLANT, at original cost
   Electric                                                                          $ 4,717.7          $  4,590.6
   Gas                                                                                 1,480.8             1,455.1
   Common                                                                                369.4               369.9
-------------------------------------------------------------------------------------------------------------------
   Total Utility Plant                                                                 6,567.9             6,415.6
   Less: Accumulated provision for depreciation and amortization                       3,704.6             3,547.7
-------------------------------------------------------------------------------------------------------------------
   Net utility plant                                                                   2,863.3             2,867.9
-------------------------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS                                                             2.4                 8.7
-------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                                               7.0                 4.4
   Restricted cash                                                                         3.1                   -
   Accounts receivable (less reserve of $11.1 and $7.8, respectively)                     37.9                94.4
   Unbilled revenue (less reserve of $0.6 and $0.6, respectively)                         64.0                72.3
   Underrecovered fuel cost                                                                0.8                 2.3
   Underrecovered gas cost                                                                   -                47.8
   Materials and supplies, at average cost                                                46.3                44.3
   Electric production fuel, at average cost                                              32.4                39.0
   Natural gas in storage, at last-in, first-out cost                                    137.5                15.5
   Price risk management assets                                                            1.5                 3.5
   Regulatory assets                                                                      13.5                11.5
   Prepayments and other                                                                  57.3                24.7
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                     401.3               359.7
-------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
   Regulatory assets                                                                     214.2               225.6
   Intangible assets                                                                      20.7                25.1
   Deferred charges and other                                                              2.9                 5.1
-------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                       237.8               255.8
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $ 3,504.8            $3,492.1
===================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,        December 31,
(in millions)                                                                          2003                2002
--------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity                                                          $   940.9           $   899.6
Preferred Stocks--
   Series without mandatory redemption provisions                                         81.1                81.1
   Series with mandatory redemption provisions                                               -                 3.8
Long-term debt, excluding amounts due within one year                                    681.6               713.4
--------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                                   1,703.6             1,697.9
--------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                                      38.0               130.0
   Short-term borrowings-Affiliated                                                      567.0               448.9
   Accounts payable                                                                      102.5               162.2
   Accounts payable-Affiliated                                                            16.6                25.3
   Dividends declared on common and preferred stocks                                       1.1                 1.1
   Customer deposits                                                                      47.6                39.3
   Taxes accrued                                                                         132.5                71.0
   Interest accrued                                                                       11.3                 9.9
   Overrecovered gas costs                                                                 4.5                   -
   Accrued employment costs                                                               21.5                25.7
   Price risk management liabilities                                                       3.4                 0.8
   Regulatory liabilities                                                                  3.8                   -
   Accrued liability for postretirement and pension benefits                              13.6                10.0
   Other accruals                                                                         34.6                46.8
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                998.0               971.0
--------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                                                 478.7               488.9
   Deferred investment tax credits                                                        59.0                64.3
   Deferred credits                                                                       18.4                43.2
   Accrued liability for postretirement and pension benefits                             213.3               219.0
   Preferred stock liabilities with mandatory redemption provisions                        3.0                   -
   Regulatory liabilities                                                                  5.2                 4.9
   Other noncurrent liabilities                                                           25.6                 2.9
--------------------------------------------------------------------------------------------------------------------
Total Other                                                                              803.2               823.2
--------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                                                -                   -
--------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                                                 $ 3,504.8           $ 3,492.1
====================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

                                                                                              Nine Months
                                                                                           Ended September 30,
                                                                                     -----------------------------
(in millions)                                                                          2003                 2002
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                        $   121.5           $   167.7
   Adjustments to reconcile net income to net cash:
     Depreciation and amortization                                                       193.7               188.7
     Net changes in price risk management activities                                       4.6                (4.9)
     Deferred income taxes                                                               (45.3)               (7.6)
     Amortization of deferred investment tax credits                                      (5.3)               (5.3)
     Other, asset items                                                                    9.9                15.1
     Other, liability items                                                               19.7                11.3
   Changes in components of working capital:
     Accounts receivable, net                                                             62.0                42.0
     Electric production fuel                                                              7.0                 0.1
     Materials and supplies                                                               (2.0)               (0.5)
     Natural gas in storage                                                             (122.0)               71.2
     Accounts payable                                                                    (53.2)                3.1
     Taxes accrued                                                                        57.8                73.8
     (Under) Overrecovered fuel cost                                                       1.5               (12.2)
     (Under) Overrecovered gas cost                                                       52.3                 2.0
     Accrued employment costs                                                             (4.2)                5.0
     Other accruals                                                                       (4.8)               23.3
     Other assets                                                                         (3.7)              (52.0)
     Other liabilities                                                                     8.5                 8.0
------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                                       298.0               528.8
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Construction expenditures                                                          (195.4)             (169.4)
     Proceeds from disposition of assets                                                   2.8                   -
------------------------------------------------------------------------------------------------------------------
Net Investing Activities                                                                (192.6)             (169.4)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Retirement of long-term debt                                                       (124.0)              (54.5)
     Change in short-term debt                                                           118.1              (159.3)
     Retirement of preferred shares                                                       (0.6)               (0.6)
     Dividends paid - common shares                                                      (92.9)             (141.0)
     Dividends paid - preferred shares                                                    (3.4)               (5.6)
     Other financing activities, net                                                         -                 0.2
------------------------------------------------------------------------------------------------------------------
Net Financing Activities                                                                (102.8)             (360.8)
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                           2.6                (1.4)
Cash and cash equivalents at beginning of period                                           4.4                 8.5
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $     7.0           $     7.1
==================================================================================================================

($ in millions)
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                                               36.4                37.5
     Interest capitalized                                                                  1.6                 1.2
     Cash paid for income taxes                                                           87.9                33.0
------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (unaudited)

                                                                     Three Months                 Nine Months
                                                                  Ended September 30,         Ended September 30,
                                                               ----------------------       ----------------------
(in millions, net of tax)                                        2003          2002           2003          2002
------------------------------------------------------------------------------------------------------------------
Net Income                                                    $   30.6     $    52.1        $  121.5      $  167.7
   Other comprehensive income (loss), net of tax
     Net unrealized gains (losses) on cash flow hedges            (1.3)          0.1            (2.3)          2.9
     Minimum pension liability adjustment                         18.3        (154.0)           18.3        (154.0)
------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss)                        17.0        (153.9)           16.0        (151.1)
------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income (Loss)                             $   47.6     $  (101.8)       $  137.5      $   16.6
==================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.       BASIS OF ACCOUNTING PRESENTATION

The accompanying unaudited consolidated financial statements for Northern Indiana Public Service Company (Northern Indiana) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America.

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

3.       REGULATORY MATTERS

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the Indiana Utility Regulatory Commission (IURC) issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $39.8 million were recognized for electric customers for the first nine months of 2003. The order adopting the settlement was appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. On October 14, 2003, the Appeals Court upheld the IURC's approval of the settlement.

Northern Indiana submitted its quarterly fuel adjustment clause (FAC) filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit, was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request and the appropriate amount has been refunded to customers.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded an additional refund liability in the third quarter. It is expected that as a result of the settlement the industrial customers challenge will be withdrawn or dismissed. In January 2002, Northern Indiana filed a proceeding with the IURC for approval to implement a purchase power tracker. On March 21, 2003, Northern Indiana amended the January 2002 filing by withdrawing its request to implement a purchased power tracker and to instead allow recovery, via the FAC, of transmission costs paid to third parties, and the costs associated with electric physical derivative transactions, including option premiums to purchase power, and brokerage commissions. In October 2003, Northern Indiana voluntarily withdrew its amended request and the entire proceeding was dismissed.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

On December 30, 2002, the Federal Energy Regulatory Commission (FERC) issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. An August 26, 2003 order accepted Northern Indiana's March 17, 2003 compliance filing. Northern Indiana made refunds on September 24, 2003 and filed a refund report at FERC on September 26, 2003.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Northern Indiana will submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, which allows for collection of allowance for funds used during construction and a return on the capital investment beginning with the May 2003 customer bills. Through September 30, 2003 the ECRM revenues amounted to $2.5 million. On August 1, Northern Indiana filed the ECRM on capital investments of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM is anticipated with the next semi-annual filing of the ECT. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. The IURC order is currently being appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC, which includes Northern Indiana, signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to the ITC and issued an order addressing the pricing of electric transmission. An IURC order approving the transfer of functional control of the transmission system to the ITC was issued on September 24, 2003. An uncontested settlement that authorizes reimbursement of $7.4 million to Northern Indiana for incurred costs was approved by the FERC on July 31, 2003. This reimbursement was received on September 30, 2003. Functional control was transferred to the ITC and MISO on October 1, 2003.

4.       RESTRUCTURING ACTIVITIES

Since 2000, Northern Indiana's parent company NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies culminating from the acquisition of Columbia.

For all of the initiatives, a total of approximately 180 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of September 30, 2003, 160 employees have been terminated, of whom 2 employees and 8 employees were terminated during the third quarter and nine months ended September 30, 2003, respectively. At September 30, 2003 and December 31, 2002, the consolidated balance sheets reflected liabilities of $1.3 million and $2.4 million, respectively, related to the restructuring plans. During the third quarter and nine months ended September 30, 2003, $0.1 million and $1.0 million of benefits, respectively, were paid as a result of the restructuring plans. Additionally, during the first quarter and nine months ended September 30, 2003, the restructuring plan liability was reduced by $0.1 million due to a reduction in estimated costs related to the reorganization initiatives.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

5.       RISK MANAGEMENT ACTIVITIES

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks inherent in its business. Northern Indiana accounts for its derivatives under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133).

HEDGING ACTIVITIES. The activity for the third quarter and nine months ended September 30, 2003 and September 30, 2002 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

                                                                      Three Months                Nine Months
                                                                   Ended September 30,        Ended September 30,
                                                                 ----------------------     ----------------------
(in millions, net of tax)                                           2003        2002          2003       2002
------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on derivatives qualifying as
   cash flow hedges at the beginning of the period                 $  1.3      $ 0.1        $  2.3     $  (2.7)

Unrealized hedging gains (losses) arising during the
   period of derivatives qualifying as cash flow hedges              (0.5)         -          (2.7)        2.0

Reclassification adjustment for net loss (gain) included
   in net income                                                     (0.8)       0.1           0.4         0.9
------------------------------------------------------------------------------------------------------------------
Net unrealized gains on derivatives qualifying as cash
   flow hedges at the end of the period                            $    -      $ 0.2        $    -     $   0.2
------------------------------------------------------------------------------------------------------------------

Unrealized gains and losses on Northern Indiana's hedges were recorded as price risk management assets and liabilities. The accompanying consolidated balance sheets reflected price risk management assets of $1.5 million and $3.5 million at September 30, 2003 and December 31, 2002, respectively, which were included in "Current Assets." Price risk management liabilities were $3.4 million and $0.8 million at September 30, 2003 and December 31, 2002, respectively, both of which were included in "Current Liabilities."

During the third quarter 2003, no amounts were recognized in earnings due to ineffectiveness and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the third quarter, Northern Indiana did not reclassify any amount from other comprehensive income to earnings, due to the probability that certain originally forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in no income recognition of amounts being currently classified in other comprehensive income, net of tax.

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

Northern Indiana's asset retirement obligations liability is mainly comprised of obligations for the removal of certain hydro towers and obligations associated with leased railcars. Asset retirement obligations related to the gas and electric distribution facilities were identified, however the associated liabilities were not quantifiable due to the indeterminate lives of the associated assets.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

Northern Indiana adopted the provisions of SFAS No. 143 on January 1, 2003 and as a result an asset retirement obligations liability of $1.9 million was recognized. In addition, Northern Indiana capitalized $0.8 million in additions to plant assets, net of accumulated amortization, and recognized regulatory assets of $1.2 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in Northern Indiana's service rates, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of Northern Indiana's accumulated depreciation and amortization was approximately $651.7 million at September 30, 2003 based on rates for estimated removal costs embedded in composite depreciation rates.

For the third quarter and nine months ended September 30, 2003, Northern Indiana amortized less than $0.1 million and $0.1 million, respectively, related to the amounts capitalized as additions to plant and accreted the liability by $0.1 million with corresponding amounts recognized as regulatory assets at September 30, 2003. The asset retirement obligations liability totaled $2.0 million at September 30, 2003. Had Northern Indiana adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $1.8 million and $1.5 million at December 31, 2001 and 2000, respectively.

FASB INTERPRETATION NO. 46 - CONSOLIDATION OF VARIABLE INTEREST ENTITIES. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). On October 8, 2003, the FASB deferred the implementation of FIN 46 to the fourth quarter of 2003. Northern Indiana is currently evaluating FIN 46 in order to determine the impact.

SFAS NO. 149 - AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective July 1, 2003, Northern Indiana adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 did not have a material impact on Northern Indiana's results of operations during the third quarter of 2003. However, the statement could have a significant impact on the number of contracts that will be marked to market through earnings.

SFAS NO. 150 - ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. In the second quarter 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 requires classification of a financial instrument within its scope as a liability because it embodies an obligation of the issuer. As defined in SFAS No. 150, an obligation is a conditional or unconditional duty or responsibility to transfer assets or to issue equity shares. Instruments that fall within the scope of SFAS No. 150 include mandatorily redeemable financial instruments, obligations to repurchase an issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is generally effective for interim periods beginning after June 15, 2003 for financial instruments created prior to June 1, 2003. For any instruments entered into or modified after May 31, 2003, the Statement is effective for those instruments upon consummation or modification. As a result of SFAS No. 150, Northern Indiana reclassified its mandatory redeemable preferred stock to a non-current liability in the third quarter of 2003.

EITF ISSUE NO. 03-11 - REPORTING REALIZED GAINS AND LOSSES ON DERIVATIVE INSTRUMENTS THAT ARE SUBJECT TO FASB STATEMENT NO. 133 AND NOT "HELD FOR TRADING PURPOSES" AS DEFINED IN EITF ISSUE NO. 02-03. In August 2003, the EITF released Issue No. 03-11, which provides guidance on whether to report realized gains or losses on derivative contracts that settle on a net basis. Currently, Northern Indiana generally reports contracts requiring physical delivery of a commodity on a gross basis, even when the contract is ultimately net settled. EITF No. 03-11 will be applied to financial statement periods after September 30, 2003. Northern Indiana is currently evaluating the effect that EITF 03-11 will have on the financial statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

7.       STOCK OPTIONS AND AWARDS

NiSource currently issues long-term incentive grants to key management employees, including the management of Northern Indiana. SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), encourages, but does not require, entities to adopt the fair value method of accounting for stock-based compensation plans. The fair value method requires the amortization of the fair value of stock-based compensation at the date of grant over the related vesting period. NiSource continues to apply the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for awards granted under the stock-based compensation plans. Northern Indiana recognized stock-based employee compensation cost, net of taxes, of $0.1 million and $0.2 million for the three and nine months ended September 30, 2003, respectively. The following table illustrates the effect on Northern Indiana's net income as if NiSource had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                   Three Months                  Nine Months
                                                                Ended September 30,          Ended September 30,
                                                              ----------------------        ---------------------
(in millions, net of tax)                                       2003          2002            2003          2002
------------------------------------------------------------------------------------------------------------------
NET INCOME
   As reported                                                $   30.6      $   52.1        $  121.5      $  167.7
   Add:     Stock-based employee compensation expense
            included in reported net income, net of
            related tax effects                                    0.1             -             0.2             -
   Less:    Total stock-based employee compensation
            expense determined under the fair
            value method for all awards, net of tax               (0.4)         (0.4)           (1.4)         (1.0)
------------------------------------------------------------------------------------------------------------------
   Pro forma                                                  $   30.3      $   51.7        $  120.3      $  166.7
------------------------------------------------------------------------------------------------------------------

8.       LEGAL PROCEEDINGS

In the normal course of its business, Northern Indiana has been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims would not have a material adverse impact on Northern Indiana's financial position.

9.       ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table displays the components of Accumulated Other Comprehensive Income.

                                                                                         SEPTEMBER     December 31,
(in millions, net of tax)                                                                   2003          2002
-------------------------------------------------------------------------------------------------------------------
Net unrealized gains on cash flow hedges                                                 $       -      $     2.3
Minimum pension liability adjustment                                                        (125.2)        (143.5)
-------------------------------------------------------------------------------------------------------------------
Total Accumulated Other Comprehensive Income (Loss), net                                 $  (125.2)     $  (141.2)
-------------------------------------------------------------------------------------------------------------------

10.      MINIMUM PENSION LIABILITY

Northern Indiana used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. Due to the upswing in the equity markets, the fair value of Northern Indiana's pension fund assets has increased since September 30, 2002. However, the discount rate used to measure the accumulated benefit obligation has decreased, which slightly offset the increase in the pension assets. In accordance with FASB No. 87, "Employers' Accounting for Pensions," Northern Indiana adjusted its minimum pension liability at September 30, 2003. The adjustment resulted in a decrease to the retirement benefit liabilities of $33.7 million, a decrease in intangible assets of $4.3 million, a decrease to deferred income tax assets of $11.1 million and an increase to other comprehensive income of $18.3 million after-tax.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

11.      BUSINESS SEGMENT INFORMATION

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

($ in millions)                                                      GAS       ELECTRIC   ADJUSTMENTS        TOTAL
------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
   Operating revenues                                                84.4         314.8             -        399.2
   Utility operating income (loss) before utility income taxes      (24.5)         89.5             -         65.0

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
   Operating revenues                                                65.9         333.1             -        399.0
   Utility operating income (loss) before utility income taxes      (11.8)        107.6          (0.6)        95.2
------------------------------------------------------------------------------------------------------------------

($ in millions)                                                     GAS         ELECTRIC  ADJUSTMENTS      TOTAL
------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
   Operating revenues                                              726.8           837.0            -      1,563.8
   Utility operating income before utility income taxes             40.1           206.2            -        246.3

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
   Operating revenues                                              496.5           879.5            -      1,376.0
   Utility operating income (loss) before utility income taxes      46.3           260.4         (0.6)       306.1
------------------------------------------------------------------------------------------------------------------

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

                      THIRD QUARTER AND NINE MONTH RESULTS

Net Income

Northern Indiana reported net income of $30.6 million for the three months ended September 30, 2003, compared to $52.1 million in the 2002 period.

For the nine months ended September 30, 2003, Northern Indiana reported net income of $121.5 million, a $46.2 million decrease from the 2002 period.

Net Revenues

Total net revenues (operating revenues less cost of sales) for the three months ended September 30, 2003, were $234.3 million, a $15.2 million decrease from the same period last year. The decrease in net revenues was primarily a result of a $9.1 million decrease in electric net revenues primarily due to cooler weather in the 2003 period and a $6.1 million decrease in gas net revenues as a result of lower non-weather related gas sales volumes and incentive program revenues.

Total net revenues for the nine months ended September 30, 2003, were $756.0 million, a $32.2 million decrease from the same period last year. The decrease was primarily a result of $25.4 million from credits issued pertaining to the Indiana Utility Regulatory Commission (IURC) electric rate review settlement and cooler weather during the summer season that decreased electric sales by $21.3 million, partially offset by increased net gas revenues of $7.8 million mostly due to colder weather during the first three months of the year, and partially offset by decreased non-weather related gas sales and lower incentive program revenues.

Expenses

Operating expenses for the third quarter 2003 were $169.3 million, an increase of $15.0 million over the 2002 period. Operation and maintenance expenses increased $6.5 million mainly due to increased pension and postretirement costs of $5.7 million, increased environmental reserves of $1.2 million and increased electric maintenance expenses of $3.6 million. These increases were partially offset by a $3.1 million decrease in expense related to the amortization of electric rate review costs. Depreciation and amortization expense increased by $1.5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

million due to plant additions. Other taxes increased $7.0 million, principally due to increased property taxes and increased gross receipts taxes that are generally offset in revenues. The property tax increase was primarily due to a reduction in property taxes in 2002 due to changes in the state property tax regulations.

Operating expenses for the nine months ended September 30, 2003 were $509.7 million, an increase of $27.6 million from the 2002 period. Operations and maintenance expenses increased $7.2 million mainly due to increased pension and postretirement costs of $18.0 million and increased electric maintenance expenses of $4.3 million. These increases were partially offset by decreased employee-related and administrative expenses of $11.5 million, decreased expense related to the amortization of electric rate review costs of $2.6 million and decreased uncollectibles of $2.5 million. Depreciation and amortization expense increased by $5.0 million due to plant additions. Other taxes increased $15.4 million, principally due to increased property taxes and higher gross receipts taxes, which are generally offset in revenues. The property tax increase was primarily due to a reduction in property taxes in 2002 due to changes in the state property tax regulations.

Utility Income Taxes

Utility income tax expenses for the third quarter 2003 were $21.1 million, compared to $29.4 million in 2002, due to lower pre-tax income.

Utility income tax expenses for the nine months of 2003 were $82.4 million compared to $94.3 million in 2002, due to lower pre-tax income.

Interest

Interest expense for the third quarter 2003 was $12.9 million, a decrease of $0.8 million compared to the 2002 period, primarily due to a reduction in long-term debt.

Interest expense for the first nine months of 2003 was $42.0 million, a decrease of $1.8 million compared to the 2002 period, primarily due to a reduction in long-term debt, partially offset by increased short-term borrowings.

                         LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet current operating requirements. A significant portion of Northern Indiana's operations, most notably in the gas distribution and electric businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with external short-term and long-term financing, is used in operations to purchase gas to place in storage for heating season deliveries; perform necessary maintenance of facilities; make capital improvements in plant; and expand service into new areas.

Net cash from operations for the nine months ended September 30, 2003 was $298.0 million, a decrease of $230.8 million from the comparable period in 2002. The decrease was mainly due to a reduction in cash generated from working capital, principally driven by a decrease in accounts payable and increased natural gas, partly offset by decreased underrecovered gas costs.

During the first nine months of 2003, Northern Indiana redeemed $124.0 million of medium-term notes.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources. Due to NiSource's strong liquidity position, NFC elected not to renew its $500.0 million 364-day credit facility, which expired on March 20, 2003. The 364-day credit facility allowed NFC to utilize the $500 million facility to support the issuance of letters of credit. As a result of its expiration, the NFC $1.25 billion three-year facility that expires on March 23, 2004 has been amended to allow for an increase in the aggregate letters of credit outstanding from $150.0 million to $500.0 million. The credit facility is guaranteed by NiSource. As of September 30, 2003, Northern Indiana had $567.0 million of intercompany short-term borrowings outstanding at an interest rate of 1.73%. As of December 31, 2002, Northern Indiana had an intercompany note payable of $448.9 million at an interest rate of 2.11%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Credit Ratings

On July 8, 2003, Moody's Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries, concluding a review for possible downgrade that began on May 13, 2003. Moody's ratings outlook for NiSource and its subsidiaries is now "stable". On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource. Fitch also lowered the rating of Northern Indiana by one notch to BBB+ due to Fitch's policy of restricting the ratings between a parent and its subsidiaries where short-term financing facilities are solely at the holding company level. This does not reflect weakening credit measures at Northern Indiana. Fitch's outlook for NiSource and all of its subsidiaries is stable. On June 16, 2003, Standard and Poor's affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries. Standard and Poor's outlook for NiSource and all of its subsidiaries were revised from negative to stable.

Northern Indiana may sell up to $100.0 million of certain of its accounts receivable under a sales agreement, without recourse. As of September 30, 2003, Northern Indiana has sold $100.0 million of its accounts receivable under this agreement. Northern Indiana and Citibank are currently negotiating a new Accounts Receivable Sales Agreement which would increase Northern Indiana's capacity under this program to $200.0 million.

                 MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Through its various business activities, Northern Indiana is exposed to risk including commodity price, interest rate and credit risks. Northern Indiana's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps.

Non-Trading Risks

Commodity price risk at Northern Indiana is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. As states experiment with regulatory reform, Northern Indiana may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk. Northern Indiana enters into certain sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer's supply requirements. Northern Indiana utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC. These borrowings have interest rates that are indexed to short-term market interest rates. At September 30, 2003, the outstanding borrowings totaled $567.0 million. Based upon average borrowings during 2003, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $1.4 million and $3.2 million for the quarter and nine months ended September 30, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

In the event that regulation significantly changes the opportunity for Northern Indiana to recover its costs in the future, all or a portion of Northern Indiana's regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Northern Indiana's existing regulatory assets and liabilities could result. If transition cost recovery is approved by the IURC, that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Northern Indiana would be required to apply the provisions of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71." In management's opinion, Northern Indiana will be subject to SFAS No. 71 for the foreseeable future.

Certain of the regulatory assets reflected on Northern Indiana's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, Northern Indiana believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71.

HEDGING ACTIVITIES. Under SFAS No. 133 as amended, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133), the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. Because Northern Indiana utilizes derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks.

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

Refer to "Recently Issued Accounting Pronouncements" in Note 6 to the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

Insurance Renewal

Northern Indiana sustained an increase in premiums and expenses for the property and casualty insurance program of 2003 as compared to 2002. This increase was anticipated due to insurance market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Power Outage in the Northeast

On August 14, 2003, a massive power outage affected approximately 50.0 million people in Michigan, Ohio, New York, Pennsylvania, New Jersey, Connecticut, Vermont and Canada and completely darkened major metropolitan areas such as New York City, Cleveland, Detroit and Toronto. Northern Indiana's electric system operated as it was designed and isolated a section of its system to protect its electric supply. Northern Indiana's electric system operated without a problem through the worst blackout in North American history.

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

Northern Indiana uses various combustion equipment in the generation, distribution and transmission of energy, including turbines, boilers and various reciprocating engines. Within the period December 2002 to January 2003, the U.S. Environmental Protection Agency (EPA) proposed maximum achievable control technology (MACT) standards to meet national emission standards for hazardous air pollutants for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. Northern Indiana will continue to monitor the proposed MACT standards for potential applicability and cost impact to its operations. Pending finalization of the proposed standards, Northern Indiana is unable to predict what, if any, additional compliance costs may result.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

                                                                    Three Months                   Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                                ---------------------        ----------------------
(in millions)                                                     2003          2002           2003          2002
-------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Sales revenues                                               $  78.1       $  59.3        $  690.9      $  470.1
   Less: Cost of gas sold                                          56.0          31.4           521.9         299.4
-------------------------------------------------------------------------------------------------------------------
   Net Sales Revenues                                              22.1          27.9           169.0         170.7
   Transportation Revenues                                          6.3           6.6            35.9          26.4
-------------------------------------------------------------------------------------------------------------------
Net Revenues                                                       28.4          34.5           204.9         197.1
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                       26.6          22.6            79.6          74.6
   Depreciation and amortization                                   21.3          20.6            62.9          61.4
   Other taxes                                                      5.0           3.1            22.3          14.8
-------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                           52.9          46.3           164.8         150.8
-------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                         $ (24.5)      $ (11.8)       $   40.1      $   46.3
===================================================================================================================

REVENUES ($ IN MILLIONS)
   Residential                                                     35.8          31.5           451.1         306.4
   Commercial                                                      13.8          11.0           167.9          93.9
   Industrial                                                      20.2          10.1            92.3          46.9
   Transportation                                                   6.2           6.6            35.9          26.4
   Deferred Gas Costs                                               3.6           2.4           (52.3)         (2.1)
   Other                                                            4.8           4.3            31.9          25.0
-------------------------------------------------------------------------------------------------------------------
Total                                                              84.4          65.9           726.8         496.5
-------------------------------------------------------------------------------------------------------------------

SALES AND TRANSPORTATION (MDTH)
   Residential Sales                                                3.8           3.8            43.3          42.8
   Commercial Sales                                                 1.5           1.7            17.7          14.4
   Industrial Sales                                                 2.7           2.3            10.2           8.1
   Transportation                                                  29.4          34.0           103.7         106.8
   Other                                                            0.2           0.4             1.2           5.0
-------------------------------------------------------------------------------------------------------------------
Total                                                              37.6          42.2           176.1         177.1
-------------------------------------------------------------------------------------------------------------------

HEATING DEGREE DAYS                                                  77            19           3,499         2,955
NORMAL HEATING DEGREE DAYS                                           43            42           3,201         3,326
% COLDER (WARMER) THAN NORMAL                                        79%          (55%)             9%          (11%)

CUSTOMERS
   Residential                                                                                594,383       626,406
   Commercial                                                                                  46,867        48,482
   Industrial                                                                                   3,154         3,313
   Transportation                                                                              46,632         8,745
   Other                                                                                           14            18
-------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                         691,050       686,964
-------------------------------------------------------------------------------------------------------------------

Northern Indiana's natural gas distribution operations serve approximately 691,000 customers in the northern part of Indiana. Northern Indiana offers both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand. As a result, segment operating income is generally higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Regulatory Matters

Changes in gas industry regulation, which began in the mid-1980s at the federal level, has broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Northern Indiana's Gas Distribution's facilities for transportation services. Additionally, as of September 30, 2003, approximately 48,000 of Northern Indiana's Gas Distribution's residential and small commercial customers had selected an alternate supplier.

Northern Indiana continues to offer customer choice opportunities through regulatory initiatives. While these programs are intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Northern Indiana expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, Northern Indiana is sometimes left with pipeline capacity it has contracted for, but no longer needs. Northern Indiana is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered.

On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing on August 29, 2002. The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Another party has filed testimony indicating that some gas costs should not be recovered. On September 30, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor.

Weather

For the first nine months of 2003, weather was 9% colder than normal and 18% colder than the first nine months of 2002.

Throughput

Northern Indiana sold and transported 37.6 million dekatherms (MDth) for the third quarter 2003, a decrease of 4.6 MDth from the same period last year, primarily due to decreased transportation volumes when compared to the third quarter of 2002.

Total volumes sold and transported were 176.1 MDth for the first nine months of 2003, a decrease of 1.0 MDth from the same period in 2002, primarily due to decreased transportation volumes and decreased off-system sales.

Net Revenues

Net revenues for the three months ended September 30, 2003 were $28.4 million, a decrease of $6.1 million from the same period in 2002, mainly attributable to lower non-weather related gas sales and incentive program revenues.

Net revenues for the nine months ended September 30, 2003 were $204.9 million, an increase of $7.8 million over the same period in 2002, mainly attributable to colder weather during the first three months of the year, partially offset by lower non-weather related gas sales and lower incentive program revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS(CONTINUED)

Operating Income (Loss)

Operating loss for the third quarter 2003 was $24.5 million, a $12.7 million greater loss than the same period in 2002. The increase in the operating loss was mainly attributable to decreased net revenues mentioned above, $1.3 million increase in pension and postretirement costs, $1.2 million increase in environmental reserves, $0.7 million increase in depreciation and amortization expense due to plant additions and $1.5 million increase in property taxes and $0.4 million higher gross receipt taxes, which are generally offset in revenues.

Operating income for the first nine months of 2003 was $40.1 million, a decrease of $6.2 million from the same period in 2002. The increase in net revenues discussed above was more than offset by increased operating expenses, which were $14.0 million higher than in 2002. Pension and postretirement costs increased $4.7 million. Depreciation and amortization expense increased by $1.5 million due to plant additions. Property taxes increased by $2.2 million and gross receipt taxes, which are generally offset in revenues, increased $5.0 million, due to an increase in gross revenues as well as an increase in the utility receipt tax rate from 1.2% to 1.4%, effective January 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS

                                                                   Three Months                  Nine Months
                                                                Ended September 30,          Ended September 30,
                                                              ----------------------        ----------------------
(in millions)                                                   2003          2002            2003         2002
------------------------------------------------------------------------------------------------------------------
NET REVENUES
    Sales Revenues                                            $  314.8      $  333.1        $   837.0    $   879.5
    Less: Cost of sales                                          108.9         118.1            285.9        288.4
------------------------------------------------------------------------------------------------------------------
Net Revenues                                                     205.9         215.0            551.1        591.1
------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                                     57.0          53.9            167.4        164.6
    Depreciation and amortization                                 43.5          42.7            130.8        127.3
    Other taxes                                                   15.9          10.8             46.7         38.8
------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         116.4         107.4            344.9        330.7
------------------------------------------------------------------------------------------------------------------
Operating Income                                              $   89.5      $  107.6        $   206.2    $   260.4
==================================================================================================================

REVENUES ($ IN MILLIONS)
    Residential                                                   94.7         106.7            229.3        245.5
    Commercial                                                    84.0          87.7            220.4        233.0
    Industrial                                                    90.9         105.2            282.2        296.7
    Wholesale                                                     34.0          34.9             79.4         77.0
    Other                                                         11.2          (1.4)            25.7         27.3
------------------------------------------------------------------------------------------------------------------
Total                                                            314.8         333.1            837.0        879.5
------------------------------------------------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
    Residential                                                1,008.1       1,096.3          2,436.8      2,497.9
    Commercial                                                 1,011.8       1,040.2          2,722.5      2,763.1
    Industrial                                                 2,176.4       2,244.7          6,655.3      6,467.4
    Wholesale                                                    911.8         858.7          2,205.2      2,405.4
    Other                                                         36.0          30.2             97.2         90.8
------------------------------------------------------------------------------------------------------------------
Total                                                          5,144.1       5,270.1         14,117.0     14,224.6
------------------------------------------------------------------------------------------------------------------

COOLING DEGREE DAYS                                                459           752              572        1,015
NORMAL COOLING DEGREE DAYS                                         584           573              808          792
% WARMER (COLDER) THAN NORMAL                                      (21%)          31%             (29%)         28%

CUSTOMERS
    Residential                                                                               386,227      382,757
    Commercial                                                                                 48,984       48,014
    Industrial                                                                                  2,548        2,604
    Wholesale                                                                                      19           21
    Other                                                                                         795          800
------------------------------------------------------------------------------------------------------------------
Total                                                                                         438,573      434,196
------------------------------------------------------------------------------------------------------------------

Northern Indiana generates and distributes electricity to approximately 439,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters reflecting the cooling demand during the summer season.

Market Conditions

The steel sector continues to show improvement, with a 9% improvement in sales for the nine-month period. The acquisitions of Bethlehem Steel and National Steel by ISG and U.S. Steel, respectively, have been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

Regulatory Matters

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive an amount intended to approximate $55.1 million each year in credits to their electric bills for 49 months, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $39.8 million were recognized for electric customers for the first nine months of 2003. The order adopting the settlement was appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. On October 14, 2003, the Appeals Court upheld the IURC's approval of the settlement.

Northern Indiana submitted its quarterly fuel adjustment clause (FAC) filing for the twelve-month period ended September 30, 2002, which included a calculation for the sharing of earnings in excess of allowed earnings as outlined in the IURC order regarding the electric rate review settlement. The IURC issued an order related to the filing on January 29, 2003 rejecting Northern Indiana's sharing calculation, which prorated the amount to be shared with the customers based on the amount of time the rate credit, was in effect during the twelve-month period. Northern Indiana filed a request for a rehearing and reconsideration of the order. On March 12, 2003, the IURC denied Northern Indiana's request and the appropriate amount has been refunded to customers.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the Federal Energy Regulatory Commission (FERC), and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC, which includes Northern Indiana, signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to the ITC and issued an order addressing the pricing of electric transmission. An IURC order approving the transfer of functional control of the transmission system to the ITC was issued on September 24, 2003. An uncontested settlement that authorizes reimbursement of $7.4 million to Northern Indiana for incurred costs was approved by the FERC on July 31, 2003. This reimbursement was received on September 30, 2003. Functional control was transferred to the ITC and MISO on October 1, 2003.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This market proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a fair, efficient and non-discriminatory manner. MISO filed detailed tariff information, with a planned initial operation date of March 31, 2004. However, in October 2003, MISO petitioned FERC to withdraw this tariff filing. FERC approved the withdrawal and has provided guidance to MISO as to how it should proceed in the future. It is now expected that MISO will file a new tariff application with FERC and will delay the initial operation date to December 1, 2004. Northern Indiana is actively pursuing roles in the MMI. At the current time, management believes that MMI will change the manner in which Northern Indiana conducts their electric business; however, management cannot determine at this time the final MMI impacts.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers has challenged the manner in which Northern Indiana has applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded an additional refund liability in the third quarter. It is expected that as a result of the settlement the industrial customers challenge will be withdrawn or dismissed. In January 2002, Northern Indiana filed a proceeding with the IURC for approval to implement a purchase power tracker. On March 21, 2003, Northern Indiana amended the January 2002 filing by withdrawing its request to implement a purchased power tracker and to instead allow recovery, via the FAC, of transmission costs paid to third parties, and the costs associated with electric physical derivative transactions, including option premiums to purchase power, and brokerage commissions. In October 2003, Northern Indiana voluntarily withdrew its amended request and the entire proceeding was dismissed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

On December 30, 2002, the FERC issued an order that, among other things, reduced the rate base and rate of return allowed to Northern Indiana under electric rates proposed in connection with the filing of its 1995 Open Access Transmission Tariff, thus creating a refund liability for Northern Indiana. Northern Indiana did not seek rehearing of the FERC's December 30, 2002 order and submitted a compliance filing on March 17, 2003, which proposed rates and services in compliance with the FERC's order. An August 26, 2003 order accepted Northern Indiana's March 17, 2003 compliance filing. Northern Indiana made refunds on September 24, 2003 and filed a refund report at FERC on September 26, 2003.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Northern Indiana will submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, which allows for collection of allowance for funds used during construction and a return on the capital investment beginning with the May 2003 customer bills. Through September 30, 2003 the ECRM revenues amounted to $2.5 million. On August 1, Northern Indiana filed the ECRM on capital investments of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM is anticipated with the next semi-annual filing of the ECT. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. The IURC order is currently being appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana.

Environmental Matters

In December 2001, the EPA approved regulations developed by the State of Indiana to comply with EPA's NOx State Implementation Plan (SIP) call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. The NOx emission limitations in the Indiana rules are more restrictive than those imposed on electric utilities under the Clean Air Act Amendments of 1990 (CAAA) acid rain NOx reduction program. Compliance with the NOx limits contained in these rules is required by May 31, 2004. Northern Indiana plans to install Selective Catalytic Reduction NOx reduction technology on specific units at each of its active generating stations to comply with the rules and estimates capital costs will range from $250.0 to $300.0 million. Actual compliance costs may vary depending on a number of factors including market demand/resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

Sales

Electric sales for the third quarter 2003 were 5,144.1 gwh, a decrease of 126.0 gwh compared to the 2002 period. The decrease was primarily due to a reduction of 312.5 gwh due to cooler weather during the quarter, partially offset by increases in non-weather related usage of 163.9 gwh and increased wholesale sales.

Electric sales for the first nine months of 2003 were 14,117.0 gwh, a decrease of 107.6 gwh compared to the 2002 period, primarily reflecting decreased sales to residential and commercial customers due to cooler weather during the second and third quarters, and decreased sales to wholesale customers. The decline was partially offset by increased industrial sales due to increased demand from the steel industry customers.

Net Revenues

In third quarter 2003, electric net revenues of $205.9 million decreased by $9.1 million from the comparable 2002 period. The decrease was primarily due to cooler weather in the 2003 period compared to the 2002 period.

In the first nine months of 2003, electric net revenue of $551.1 million decreased by $40.0 million from the 2002 period due to $25.4 million of additional credits issued as a result of the IURC electric rate review settlement and cooler weather during the summer season that decreased electric sales by $21.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

Operating Income

Operating income for the third quarter 2003 was $89.5 million, a decrease of $18.1 million from the same period in 2002. The decrease was primarily due to the changes in revenue mentioned above, increased pension and post-retirement expenses of $4.4 million, increased property tax expense of $4.8 million and increased maintenance expenses of $3.6 million. The property tax increase was primarily due to a reduction in property taxes in 2002 due to changes in the state property tax regulations. The 2002 period was unfavorably impacted by $3.1 million related to the amortization of electric rate review costs.

Operating income for the first nine months of 2003 was $206.2 million, a decrease of $54.2 million from the same period in 2002 due to the changes in revenue mentioned above, increased pension and postretirement benefits expenses of $13.3 million, increased property tax expense of $7.5 million and increased maintenance expenses of $4.3 million, which was partially offset by a $7.7 million reduction in employee-related and administrative expenses. The property tax increase was primarily due to a reduction in property taxes in 2002 due to changes in the state property tax regulations. The 2002 period was unfavorably impacted by $2.6 million related to the amortization of electric rate review costs.

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

Changes in Internal Controls

There was no change in Northern Indiana's internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Northern Indiana's internal control over financial reporting.

                                     PART II

NORTHERN INDIANA PUBLIC SERVICE COMPANY

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     (31.1) Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (31.2) Certification of William M. O'Malley, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     (32.1) Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

     (32.2) Certification of William M. O'Malley, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the third quarter 2003:

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

                                         Northern Indiana Public Service Company
                                         ---------------------------------------
                                                        (Registrant)

Date:  November 12, 2003                 By: /s/ Jeffrey W. Grossman
                                             -----------------------------------
                                              Jeffrey W. Grossman
                                                 Vice President
                                            (Duly Authorized Officer)