Form 10-K
period 2003-12-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2004-03-19
CIK 72843

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            [ ]    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                          Commission file number 1-4125

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
             (Exact name of registrant as specified in its charter)

           Indiana                                                35-0552990
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         801 East 86th Avenue
         Merrillville, Indiana                                      46410
----------------------------------------                      -----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ] No [X]

As of February 28, 2004, 73,282,258 shares of the registrant's Common Stock, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                       Documents Incorporated by Reference
                                      None

                                    CONTENTS

                                                                                                        Page
                                                                                                         No.
                                                                                                        ----
Part I
      Item 1.   Business........................................................................           3

      Item 2.   Properties......................................................................           5

      Item 3.   Legal Proceedings...............................................................           6

      Item 4.   Submission of Matters to a Vote of Security Holders.............................           6

Part II

      Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.......           6

      Item 6.   Selected Financial Data.........................................................           6

      Item 7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations........................................................           7

      Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................          23

      Item 8.   Financial Statements and Supplementary Data.....................................          24

      Item 9.   Change In and Disagreements with Accountants on Accounting and
                   Financial Disclosure.........................................................          59

      Item 9A.  Controls and Procedures.........................................................          59

Part III

      Item 10.  Directors and Executive Officers of the Registrant..............................          60

      Item 11.  Executive Compensation..........................................................          62

      Item 12.  Security Ownership of Certain Beneficial Owners and Management..................          67

      Item 13.  Certain Relationships and Related Transactions..................................          67

      Item 14.  Principal Accounting Fees and Services .........................................          68

Part IV

      Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................          69

      Signatures................................................................................          70

      Exhibits..................................................................................          71

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

Northern Indiana's primary business segments are: Gas Distribution Operations, Electric Operations, and Other Operations. During 2002, Northern Indiana re-aligned its reportable segments to reflect its current operating structure. Electric wholesale and wheeling results were moved to the Electric Operations segment.

Holding Company Structure

Northern Indiana is a subsidiary of NiSource Inc. (NiSource). NiSource is an energy holding company that provides natural gas, electricity and other products and services to approximately 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is a Delaware corporation registered under the Public Utility Holding Company Act of 1935, as amended. NiSource is the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers.

Gas Distribution Operations

Northern Indiana's natural gas distribution operations serves 702,413 customers in the northern part of Indiana.

Electric Operations

Northern Indiana generates and distributes electricity to 440,733 customers in 21 counties in the northern part of Indiana and engages in electric wholesale and wheeling transactions. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 megawatts (mw), six gas fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana's transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,187 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.

In January 2002, Northern Indiana indefinitely shut down its Dean H. Mitchell Generating Station (Mitchell Station). Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, five gas-fired generating units with a net capacity of 306 mw and two hydroelectric plants with a net capability of 10 mw. During the year ended December 31, 2003, Northern Indiana generated 77.2% and purchased 22.8 % of its electric requirements. Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating station units and various options regarding the return of the Mitchell Station, constructed in the early 1950's, to service in the second half of 2004

Other Operations

At December 31, 2003, the Other Operations segment includes the results of NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. The Other Operations segment also reflects power trading results for 2001 only. Effective November 1, 2001, Northern Indiana's power trading operations were transferred to EnergyUSA-TPC Corp., a subsidiary of NiSource. Although, Northern Indiana does not participate in power trading activities currently, in the future, Northern Indiana might resume power trading operations.

See Item 7 for additional information about Northern Indiana's business segments.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Competition and Changes in the Regulatory Environment

The regulatory frameworks applicable to Northern Indiana's operations, at both the state and federal levels, continue to evolve. These changes have had and will continue to have an impact on Northern Indiana's operations, structure and profitability. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing gas customers with increased choices for products and services, and developing new energy-related products and services for residential, commercial and industrial customers.

NATURAL GAS COMPETITION. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past few years, local distribution company (LDC) customers and marketers began to purchase gas directly from producers and marketers and an open, competitive market for gas supplies emerged. This separation or "unbundling" of the transportation and other services offered by pipelines and LDCs allows customers to select services independent from the purchase of the commodity. Northern Indiana is involved in programs that provide residential customers the opportunity to purchase their natural gas requirements from third parties and use Northern Indiana for transportation services.

ELECTRIC COMPETITION. In 1996, the Federal Energy Regulatory Commission (FERC) ordered that all public utilities owning, controlling or operating electric transmission lines file non-discriminatory, open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide to themselves. In 1997, FERC accepted for filing Northern Indiana's open-access transmission tariff and issued an opinion on December 31, 2002. In December 1999, FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs). (See Item 7, Electric Operations - Regulatory Matters). The rule was intended to eliminate pricing inequities in the provisioning of wholesale transmission services. Northern Indiana does not believe that compliance with the new rules will be material to its future earnings.

Other Relevant Business Information

Northern Indiana's customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of December 31, 2003, Northern Indiana had 2,406 full-time employees.

For a listing of certain subsidiaries of Northern Indiana refer to Exhibit 21.

Northern Indiana files various reports with the Securities and Exchange Commission (SEC). The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Northern Indiana makes all SEC filings available without charge to the public on NiSource's web site at http://www.nisource.com.

ITEM 2. PROPERTIES

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Discussed below are the principal properties held by Northern Indiana as of December 31, 2003.

GAS DISTRIBUTION OPERATIONS. Northern Indiana owns and operates approximately 14,403 miles of gas mains, 27,129 acres of underground storage and 2 compressor stations with a total of 6,000 horsepower of installed capacity. The physical properties of Northern Indiana are located in the northern part of Indiana. The distribution system of Northern Indiana is primarily located on or under public streets, and other public places or on private property not owned by the company, with easements from or consent of the respective owners.

ELECTRIC OPERATIONS. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with net capability of 3,059 mw, two hydroelectric generating plants with net capabilities of 10 mw and six gas-fired turbine generating units with net capabilities of 323 mw, for a total system net capability of 3,392 mw. It has 289 substations with an aggregate transformer capacity of 23,159,300 kilovolt-amps. Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,187 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,786 circuit miles of overhead and 1,769 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of
12,794,855 kilovolt-amps and 458,962 electric watt-hour meters. ........

In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, five gas-fired generating units with a net capacity of 306 mw and two hydroelectric plants with a net capability of 10 mw. Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating station units and various options regarding the return of the Mitchell Station, constructed in the early 1950's, to service in the second half of 2004. Northern Indiana has requested proposals for outside companies to provide power under varying terms and conditions. These proposals are being EVALUATED. In February 2004, the city of Gary announced an interest to acquire the land on which the Mitchell Station plant is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana expects to discuss the proposal to acquire the land with the city of Gary in the near future. To date, the city has not commenced any legal proceedings.

CHARACTER OF OWNERSHIP. The principal offices and properties of Northern Indiana are held in fee and are free from encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is Northern Indiana's practice regularly to pay such amounts, as and when due, unless contested in good faith. In general, the electric lines, gas pipelines and related facilities are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. Northern Indiana does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric lines and gas distribution pipelines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric lines, gas pipelines or related facilities was made, other than examination, in certain cases, to verify the grantors' ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

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

At December 31, 2003, Northern Indiana had approximately $183.7 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

The following limitation on payment of dividends applies to Northern Indiana:

So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid or declared upon the common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2003, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 41% of the total capitalization including surplus.


ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31, ($ in millions)         2003         2002           2001          2000          1999
                                             ---------     ---------     ---------     ---------     ---------
Operating Revenues                             2,091.9       1,922.2       1,917.9       1,986.5       1,752.2
Net Income                                       162.8         226.9         207.5         226.1         222.1
Total Assets                                   4,207.4       4,113.3       4,214.6       4,484.3       4,165.6
Long-term Obligations and
   Redeemable Preferred Stock                    684.4         717.2         848.0         950.9         974.4
Cash Dividends Declared
   on Common Shares                              122.4         232.7         226.0         168.0         224.0
                                             ---------     ---------     ---------     ---------     ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

INDEX                                                      PAGE
---------------------------------------------------------  ----
Consolidated Review......................................     7
     Results of Operations...............................     7
     Liquidity and Capital Resources.....................     8
     Market Risk Disclosures.............................    11
     Off Balance Sheet Items.............................    11
     Other Information...................................    12
Results and Discussion of Segment Operations.............    14
     Gas Distribution Operations.........................    15
     Electric Operations.................................    19
     Other Operations....................................    23

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Realization of Northern Indiana's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Northern Indiana's businesses, increased competition in deregulated energy markets, dealings with third parties over whom Northern Indiana has no control, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of Northern Indiana. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

                               CONSOLIDATED REVIEW

RESULTS OF OPERATIONS

The Consolidated Review information should be read taking into account the critical accounting policies applied by Northern Indiana and discussed in "Other Information" of this Item 7.

Net Income

For 2003, net income of Northern Indiana decreased to $162.8 million compared to $226.9 million for 2002. In 2001, net income was $207.5 million.

Net Revenues

Total consolidated net revenues (operating revenues less cost of sales) for 2003, were $1,013.2 million, a $41.7 million decrease from 2002. The decrease was attributed to reduced electric margins, which were down $39.7 million, primarily as a result of $24.0 million in additional credits issued representing a full year of credits pertaining to the Indiana Utility Regulatory Commission
(IURC) electric rate review settlement and $21.9 million due to cooler weather during the summer cooling season. Gas net revenues were down slightly. Net revenues increased by $15.5 million due to colder weather, but this was offset by decreased non-weather-related usage. In addition, other revenues were down slightly from 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Total consolidated net revenues for 2002, were $1,054.9 million, an $8.6 million decrease from 2001. The decrease was attributed to reduced electric margins, primarily as a result of $28.1 million in credits issued pertaining to the IURC electric rate review settlement and $5.2 million from lower bulk power and wheeling margins, partially offset by $14.8 million from the favorable effect of warmer weather in the summer cooling season. Gas margins, which increased $9.9 million due to 8% colder weather during the heating season, partially offset the overall decrease from the electric operations.

Expenses

Operating expenses were $682.2 million in 2003, an increase of $36.4 million from 2002. Operation and maintenance expenses increased $12.7 million in 2003 from 2002 due to increased pension and postretirement expenses of $25.0 million, partially offset by decreased administrative and employee-related expenses of $10.9 million. Property taxes and revenue taxes increased $12.5 million and $5.8 million, respectively. Depreciation and amortization increased $4.9 million in 2003 from 2002 due to plant additions.

Operating expenses were $645.8 million in 2002, a decrease of $16.8 million from 2001. Operation and maintenance expenses decreased $14.0 million in 2002 from 2001 due to a $11.7 million reduction from uncollectible customer accounts and other customer-related expenses and lower employee-related and support services expenses of $8.1 million resulting from reorganization initiatives, partially offset by increased costs related to the electric rate review. Depreciation and amortization increased $6.2 million in 2002 from 2001 due to plant additions. Other taxes decreased $8.9 million in 2002 principally due to decreased property taxes.

Utility Income Taxes

Utility income taxes decreased $14.3 million in 2003 over 2002 due to decreased pre-tax income in 2003. Utility income taxes increased $6.3 million in 2002 over 2001 due to increased pre-tax income in 2002.

Other Income (Deductions)

Other Income (Deductions) decreased $4.3 million in 2003 from 2002 primarily due to a reduction of miscellaneous interest income. Other Income (Deductions) increased $1.6 million in 2002 from 2001 as a result of favorable interest rates related to the fee on the sale of a portion of Northern Indiana's accounts receivable and reduced donations expenses, partially offset by a decrease in electric trading results, the operations of which were transferred to EnergyUSA-TPC Corp. (TPC) effective November 1, 2001.

Interest

Interest expenses decreased $4.0 million during 2003, primarily due to a reduction in long-term debt, partially offset by increased short-term borrowings. Interest expenses decreased $15.9 million during 2002 as compared to 2001, primarily due to reduced debt levels and lower short-term interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of Northern Indiana's operations, most notably in the gas and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

Net cash from operations for the twelve months ended December 31, 2003 was $387.2 million. Cash provided by working capital was $11.1 million, principally driven by $77.0 million due to the timing of the recovery of gas and fuel costs and lower payments for taxes of $33.1 million, largely offset by an increase of natural gas in storage of $105.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes with an average interest rate of 7.5%. The associated redemption premium was $4.2 million.

On December 18, 2003, $55.0 million of new tax-exempt Pollution Control Revenue Refunding Bonds were issued by Jasper County, Indiana on behalf of Northern Indiana. The new tax-exempt bonds were issued on an auction rate basis and bear interest at a floating rate as determined in 35-day increments by the tax-exempt auction process. The proceeds of the bonds were loaned to Northern Indiana, pursuant to a financing agreement dated as of December 1, 2003, and were used to refund Northern Indiana's $55.0 million aggregate principal amount of Jasper County, Indiana Collateralized Pollution Control Refunding Revenue Bonds Series 1991. As a result of the refunding, the final series of First Mortgage Bonds outstanding under Northern Indiana's First Mortgage Indenture were discharged, cancelled and returned to Northern Indiana. There are no longer any First Mortgage Bonds outstanding under the First Mortgage Indenture. Northern Indiana intends to obtain and file in due course in the appropriate recording offices in Indiana the releases necessary to remove the First Mortgage Indenture from the title records with respect to the Northern Indiana property formerly subject to the lien of the First Mortgage Indenture.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources. Due to NiSource's strong liquidity position, NFC elected not to renew its $500.0 million 364-day credit facility, which expired on March 20, 2003. The 364-day credit facility was used to support letters of credit. As a result of the 364-day facility expiring, the NFC $1.25 billion three-year facility that expires on March 23, 2004 was amended to allow for an increase in aggregate letters of credit outstanding from $150.0 million to $500.0 million. The credit facility is guaranteed by NiSource. NFC currently anticipates that its $1.25 billion 3-year credit facility expiring March 23, 2004 will be renewed during the first quarter of 2004 and will be split between a 364-day facility and a 3-year facility. As of December 31, 2003, Northern Indiana had $578.4 million of intercompany short-term borrowings outstanding at an interest rate of 1.74%. As of December 31, 2002, Northern Indiana had $448.9 million of intercompany short-term borrowings outstanding at an interest rate of 2.11%.

Sale of Trade Receivables

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells a percentage of ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004. As of December 31, 2003, $166.8 million of Northern Indiana's accounts receivable had been sold by NRC. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's, respectively.

Credit Ratings

On July 8, 2003, Moody's Investors Service affirmed the senior unsecured ratings of NiSource at Baa3, and the existing ratings of all other subsidiaries, concluding a review for possible downgrade that began on May 13, 2003. Moody's ratings outlook for NiSource and its subsidiaries is now "stable". On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource. Fitch also lowered the rating of Northern Indiana by one notch to BBB+ due to Fitch's policy of restricting the ratings between a parent and its subsidiaries where short-term financing facilities are solely at the holding company level. This did not reflect weakening credit at Northern Indiana. Fitch's outlook for NiSource and all of its subsidiaries is stable. On June 16, 2003, Standard and Poor's affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries. Standard and Poor's outlook for NiSource and all of its subsidiaries was revised from negative to stable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Contractual Obligations and Commercial Commitments

Northern Indiana has certain contractual obligations that extend beyond 2004. The obligations include long-term debt, mandatorily redeemable preferred stock, lease obligations, and purchase obligations for pipeline capacity, transportation and storage services through Northern Indiana's gas distribution operations. The total contractual obligations in existence at December 31, 2003 and their maturities were:

(in millions)                      Total       2004        2005        2006        2007        2008        After
-----------------------------     -------     -------     -------     -------     -------     -------     -------
Long-term debt                    $ 715.5     $  32.0     $  73.3     $    --     $  56.0     $  24.0     $ 530.2
Mandatory redeemable
   preferred stock                    3.3         0.9         0.9         0.9         0.6          --          --
Operating leases                     72.8        10.9        10.0         9.6         9.2         7.8        25.3
Purchase obligations                203.1        79.7        51.8        19.5         9.6         9.6        32.9
                                  -------     -------     -------     -------     -------     -------     -------
Total contractual obligations     $ 994.7     $ 123.5     $ 136.0     $  30.0     $  75.4     $  41.4     $ 588.4
                                  -------     -------     -------     -------     -------     -------     -------

Northern Indiana has obligations associated with interest and tax payments. For 2004, Northern Indiana projects that it will be required to make interest and tax payments of $283.6 million. Also, Northern Indiana does not expect to make contributions to its pension plan in 2004. However, Northern Indiana expects to contribute $20.3 million to its postretirement medical and life plans in 2004.

In addition, Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $16.5 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

Capital Expenditures

The table below reflects actual capital expenditures by segment for 2003 and 2002 and an estimate for year 2004:

(in millions)                     2004E        2003         2002
---------------------------     --------     --------     --------
Gas Distribution Operations         49.0         46.4         48.7
Electric Operations                144.7        225.8        197.8
                                --------     --------     --------
Total                              193.7        272.2        246.5
                                --------     --------     --------

For 2003, capital expenditures were $272.2 million, an increase of $25.7 million over 2002. The Gas Distribution Operations segment's capital program in 2003 included business initiatives to extend service to new areas and develop future markets through new services that may be added to the existing business and to create a potential new pool of customers, as well as expenditures to ensure safe, reliable and improved service to customers and modernize and upgrade facilities. The Electric Operations segment capital program included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance regarding nitrogen oxide (NOx) reduction, and additions to electric distribution systems related to new business. While the NOx expenditures are being funded with cash from operations, a portion will be recovered over time through the Northern Indiana environmental tracker.

For 2004, the projected capital program is expected to be $193.7 million, which is a decrease of 29%, or $78.4 million, from capital expenditures in 2003. This reduction in the capital expenditure budget is mainly due to a reduction in estimated expenditures for NOx compliance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Pension Funding

Due to the upswing in the equity markets, the fair value of NiSource's pension fund assets has increased since September 30, 2002. Northern Indiana expects market returns to revert to normal levels as demonstrated in historical periods. However, Northern Indiana may be required to provide additional funding for the pension obligations if returns on plan assets fall short of the assumed 9.0% long-term earnings rate assumption. As a result of the increase in the fair value of the plans assets, Northern Indiana expects pension expense for 2004 to decrease approximately $16.7 million from the amount recognized in 2003. See
Note 7, Pension and Other Postretirement Benefits, of the Consolidated Financial Statements for more information.

MARKET RISK DISCLOSURES

Through its various business activities, Northern Indiana is exposed to risk including commodity price, interest rate and credit risks. Northern Indiana's risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps.

Non-Trading Risks

Commodity price risk at Northern Indiana is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. If Indiana were to explore regulatory reform, Northern Indiana may begin providing services without the benefit of the traditional ratemaking process and could become more exposed to commodity price risk. Northern Indiana enters into certain sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer's supply requirements. Northern Indiana utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC. These borrowings have interest rates that are indexed to short-term market interest rates. At December 31, 2003, and December 31, 2002, the combined borrowings totaled $578.4 million and $448.9 million, respectively. Based upon average borrowings during 2003 and 2002, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $4.7 million and $1.9 million for years 2003 and 2002, respectively.

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

OFF BALANCE SHEET ARRANGEMENTS

Northern Indiana has purchase commitments and operating leases. Please refer to
Note 5, Risk Management Activities, and Note 13, Other Commitments and Contingencies, of the Consolidated Financial Statements for additional information about Northern Indiana's off balance sheet arrangements.

Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $16.5 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

In addition, Northern Indiana has sold certain accounts receivable. Northern Indiana's accounts receivable program qualifies for sale accounting because it meets the conditions specified in Statement of Financial Accounting Standards
(SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In the agreement, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Northern Indiana does not retain any interest in the receivables under these programs. Refer to Note 12, Fair Value of Financial Instruments, of the Consolidated Financial Statements for additional information on these agreements.

OTHER INFORMATION

Critical Accounting Policies

Northern Indiana applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on Northern Indiana's results of operations and consolidated balance sheets.

BASIS OF ACCOUNTING FOR RATE-REGULATED SUBSIDIARIES. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Northern Indiana follows the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $257.4 million and $728.6 million at December 31, 2003, and $325.2 million and $43.7 million at December 31, 2002, respectively. Additionally, refer to SFAS No. 143 "Accounting for Asset Retirement Obligations" under this Item 7 heading titled, "Accounting Changes and Recently Issued Accounting Pronouncements".

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

Certain of the regulatory assets reflected on Northern Indiana's Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, Northern Indiana believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $30.8 million at December 31, 2003. If Northern Indiana determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.

ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. Under SFAS No. 133, as amended, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. Northern Indiana utilizes derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, Northern Indiana generally records gains and losses as regulatory liabilities or assets and recognizes such gains or losses in earnings when recovered in revenues.

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

Although Northern Indiana applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is high. Northern Indiana generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. Northern Indiana had $4.6 million of price risk management assets and $0.5 million of price risk management liabilities primarily related to cash flow hedges at December 31, 2003. The amount of unrealized gains recorded to other comprehensive income was $2.6 million at December 31, 2003.

PENSIONS AND POSTRETIREMENT BENEFITS. Northern Indiana, through NiSource has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource's pensions and other postretirement benefits see Note 7, Pension and Other Postretirement Benefits, of the Consolidated Financial Statements.

Accounting Changes and Recently Issued Accounting Pronouncements

SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", AS SUBSEQUENTLY AMENDED BY SFAS NO. 137, SFAS NO. 138 AND SFAS NO. 149 (COLLECTIVELY REFERRED TO AS SFAS NO. 133). Effective January 1, 2001, Northern Indiana adopted the FASB's SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as subsequently amended by SFAS No. 137, SFAS No. 138 and SFAS 149. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative after-tax increase to other comprehensive income (OCI) of approximately $4.0 million, which was recognized in earnings during 2002 and 2001. The adoption also resulted in the recognition of $16.0 million of assets and $12.0 million of liabilities on the consolidated balance sheet.

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Northern Indiana adopted the provisions of SFAS No. 143 on January 1, 2003 and as a result an asset retirement obligations liability of $1.9 million was recognized. In addition, Northern Indiana capitalized $0.8 million in additions to plant assets, net of accumulated amortization, and recognized regulatory assets of $1.2 million. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in Northern Indiana's service rates, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of Northern Indiana's accumulated depreciation and amortization was approximately $661.9 million and $621.2 million at December 31, 2003 and 2002, respectively, based on rates for estimated removal costs embedded in composite depreciation rates. Northern Indiana reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the consolidated balance sheet and upon adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations" recharacterized the liability as a regulatory liability as of December 31, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

For the twelve months ended December 31, 2003, Northern Indiana amortized less than $0.2 million related to the amounts capitalized as additions to plant and accreted the liability by $0.2 million with corresponding amounts recognized as regulatory assets at December 31, 2003. The asset retirement obligations liability totaled $2.1 million at December 31, 2003. Had Northern Indiana adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $1.8 million and $1.5 million at December 31, 2001 and 2000, respectively.

Additionally, refer to "Recently Issued Accounting Pronouncements" in Note 3 of the Consolidated Financial Statements for information regarding recently issued accounting standards.

Power Outage in the Northeast

On August 14, 2003, a massive power outage affected approximately 50.0 million people in Michigan, Ohio, New York, Pennsylvania, New Jersey, Connecticut, Vermont and Canada and completely darkened major metropolitan areas such as New York City, Cleveland, Detroit and Toronto. Northern Indiana's electric system operated as it was designed and separated its system from the affected blackout area.

Bargaining Unit Contract

On May 31, 2004, the contract with Northern Indiana's bargaining unit employees expires. Discussions between Northern Indiana and bargaining unit's union representatives are ongoing.

                  RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information

During 2002, Northern Indiana realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The electric wheeling and bulk power operations were moved to the Electric Operations segment. Power trading results through October 31, 2001, are reflected in the Other Operations segment. The power trading operations were transferred to TPC effective November 1, 2001. Although Northern Indiana does not participate in power trading activities currently, in the future, Northern Indiana might resume power trading operations. At December 31, 2003, the Other Operations segment includes the results of NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. For further information on NRC, refer to
Note 12, Fair Value of Financial Instruments, in the Consolidated Financial Statements. As a result of the realignment, all periods have been adjusted to reflect the new segments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

Year Ended December 31, (in millions)           2003             2002             2001
----------------------------------------     ----------       ----------       ----------
NET REVENUES
    Sales Revenues                           $    949.3       $    748.0       $    817.0
    Less: Cost of gas sold                        714.5            498.3            576.8
                                             ----------       ----------       ----------
    Net Sales Revenues                            234.8            249.7            240.2
    Transportation Revenues                        49.8             36.8             36.4
                                             ----------       ----------       ----------
Net Revenues                                      284.6            286.5            276.6
                                             ----------       ----------       ----------
OPERATING EXPENSES
    Operation and maintenance                     107.4             96.6            110.1
    Depreciation and amortization                  84.5             82.5             81.7
    Other taxes                                    29.2             20.6             24.6
                                             ----------       ----------       ----------
Total Operating Expenses                          221.1            199.7            216.4
                                             ----------       ----------       ----------
Operating Income                             $     63.5       $     86.8       $     60.2
                                             ==========       ==========       ==========

REVENUES (IN MILLIONS)
    Residential                              $    584.1       $    469.3       $    577.3
    Commercial                                    219.7            149.9            191.8
    Industrial                                    128.7             74.3             96.1
    Transportation                                 49.8             36.8             36.4
    Deferred gas costs                            (21.0)            19.6           (118.1)
    Other                                          37.8             34.9             69.9
                                             ----------       ----------       ----------
Total                                        $    999.1       $    784.8       $    853.4
                                             ----------       ----------       ----------

SALES AND TRANSPORTATION (MDTH)
    Residential sales                              60.2             65.1             59.7
    Commercial sales                               24.7             22.9             20.9
    Industrial sales                               14.1             13.3             11.4
    Transportation                                144.6            145.7            136.5
    Other                                           1.3              6.4             10.5
                                             ----------       ----------       ----------
Total                                             244.9            253.4            239.0
                                             ----------       ----------       ----------

HEATING DEGREE DAYS                               5,179            4,914            4,530
NORMAL HEATING DEGREE DAYS                        4,964            5,139            5,139
% COLDER (WARMER) THAN NORMAL                         4%              (4%)            (12%)

CUSTOMERS
    Residential                                 602,065          603,775          625,099
    Commercial                                   47,356           48,363           48,139
    Industrial                                    3,146            3,334            3,341
    Transportation                               49,835           42,283           14,313
    Other                                            11               22               18
                                             ----------       ----------       ----------
Total                                           702,413          697,777          690,910
                                             ----------       ----------       ----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Restructuring

During 2002, NiSource carried out a new reorganization initiative, which resulted in the elimination of approximately 60 positions at Northern Indiana mainly affecting executive and other management-level employees. Northern Indiana's Gas Distribution Operations accrued approximately $1.8 million of salaries, benefits and facilities costs associated with the reorganization initiative. Payments made in 2003 in respect of the restructuring items within Gas Distribution Operations were $0.4 million. Additionally, during 2003, the restructuring reserve was decreased by $0.1 million related to previous reorganization initiatives. The restructuring program for Gas Distribution Operations is substantially complete with $0.5 million remaining of restructuring liability at December 31, 2003.

Regulatory Matters

Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Northern Indiana's Gas Distribution Operations' facilities for transportation services. Beginning in the mid-1990s, Northern Indiana has provided these CHOICE(R) programs for their retail customers. Through December 2003, approximately 50,000 of Northern Indiana's residential and small commercial customers have selected an alternate supplier.

Northern Indiana continues to offer a Customer Choice(SM) program through a regulatory initiative that is to expire at the end of 2004 as discussed in the following paragraph. While the Customer Choice(SM) program is intended to provide all customer classes with the opportunity to obtain gas supplies from alternative merchants, Northern Indiana expects to play a substantial role in supplying gas commodity services to its customers in the foreseeable future. As customers enroll in these programs and purchase their gas from other suppliers, Northern Indiana is sometimes left with pipeline capacity it has contracted for, but no longer needs. Northern Indiana is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered.

On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor is determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component remains in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor is determined by monthly filings, which become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but are reviewed by the IURC during the annual hearing that takes place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing for 2002 on August 29, 2002. The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Testimony was filed indicating that some gas costs should not be recovered. On September 30, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor. Northern Indiana made its annual filing for 2003 on August 26, 2003. The IURC approved implementation of interim rates subject to refund, effective November 1, 2003. Northern Indiana expects the proceeding with respect to the 2003 program to be concluded during the second quarter of 2004. In addition, the gas cost incentive mechanism program, which allows the sharing of any cost savings or cost increases with the customers expires at the end of 2004, under the current settlement approved by the IURC. Northern Indiana expects the program to continue after 2004.

Environmental Matters

Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2003, a reserve has been recorded to cover probable environmental response actions. Refer to Footnote 13D "Environmental Matters" in the Consolidated Financial Statements, for additional information regarding environmental matters for the Gas Distribution Operations segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Market Conditions

An economic slowdown during 2001, which has extended through 2003 and contributed to lower demand and the reduced industrial production, and fuel switching (to coal, heating oil and distillate) resulted in industrial throughput falling 25% from its peak of over 400 billion cubic feet (Bcf). The steel industry, which has historically represented over two-thirds of the industrial throughput in Indiana, was particularly hard hit with a number of steel-related companies filing for bankruptcy.

Spot prices for the winter of 2002-2003 were in the $4.00-$6.00 per dekatherm
(Dth) range with a large spike toward $10 in February, significantly higher than the prices experienced during the 2001-2002 winter season. Entering the 2002-2003 winter season, storage levels were near the top of the five-year range; however, concerns over lower levels of natural gas production and near-normal temperatures sustained higher prices. Mid-way through the 2002-2003 winter season natural gas storage levels fell below the trailing five-year average ending the winter season with the lowest level of gas in storage ever recorded by the Energy Information Administration (EIA) since the EIA began recording such data in 1976.

Throughout the summer of 2003, prices stayed between $4.50 and $5.50/Dth. Thus far during the winter of 2003-2004 price levels are between $5.00 and $7.00/Dth, though stocks of storage gas continue to be higher than the five-year average.

Northern Indiana has state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the balance sheet to be included in future customer billings. During times of unusually high gas prices, throughput and net revenue may be adversely affected as customers may reduce their usage as a result of higher gas cost.

Northern Indiana has pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of its service territory, the sale of products and services in its service territories and gas supply cost incentive mechanisms for service to its core markets. The upstream products are made up of transactions that occur between Northern Indiana and a buyer for the sales of unbundled or rebundled gas supply and capacity. The on-system services are offered by Northern Indiana to customers and include products such as the transportation and balancing of gas on Northern Indiana's system. The incentive mechanisms give Northern Indiana an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed upon benchmark and its ability to reduce pipeline capacity charges.

Capital Expenditures

Northern Indiana's Gas Distribution Operations segment's capital expenditure program was $46.4 million in 2003 and is projected to be approximately $49.0 million in 2004. New business initiatives totaled approximately $28.5 million in 2003 and are expected to be $24.9 million in 2004. The remaining expenditures are primarily for modernizing and upgrading facilities.

Weather

In general, Northern Indiana calculates the weather related revenue variance based on changing customer demand driven by weather variance from normal heating degree-days. Normal is evaluated using heating degree days across the Northern Indiana's distribution region. The temperature used for measuring heating degree-days (i.e. the estimated average daily temperature at which heating load begins) is 65 degrees. In 2003, Northern Indiana revised its calculation of normal heating degree-days using weather information from the average of 30 years ended 2001. This resulted in a decrease in normal heating degree-days of about 3.5%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Weather in the Northern Indiana service territory for 2003 was 4% warmer than normal, but 5% colder than 2002, resulting in increased deliveries to residential, commercial and industrial customers as compared to 2002. This increase in sales due to weather was offset by decreased non-weather usage, primarily in the residential and transportation classes and decreases in off-system sales. Weather in the Northern Indiana service territory for 2002 was 4% warmer than normal, but 8% colder than 2001, resulting in increased deliveries to residential and commercial customers as compared to 2001. In addition, transportation deliveries increased 7% over 2001. Weather in 2001 was 12% warmer than normal.

Throughput

Volumes sold and transported of 244.9 million dekatherms (MDth) for 2003 decreased 8.5 MDth from 2002. This reduction was primarily due to a decrease of
15.1 MDth in non-weather-related usage, a decrease of 5.1 MDth in off-system sales, and partially offset by an increase of 10.2 MDth due to colder weather.

Volumes sold and transported of 253.4 MDth for 2002 increased 14.4 MDth from 2001, due to colder weather in 2002 compared to 2001 as well as increased transportation to customers in the steel industry.

Net Revenues

Net revenues for 2003 were $284.6 million, a decrease of $1.9 million from 2002. Net revenues increased by $15.5 million due to colder weather, but this was offset by decreased non-weather-related usage. In addition, other revenues were down slightly from 2002.

Net revenues for 2002 were $286.5 million, an increase of $9.9 million over 2001. The increase was mainly the result of colder weather in 2002 as compared with 2001.

Operating Income

For 2003, operating income was $63.5 million, a decrease of $23.3 million from 2002. This decrease in operating income was due to the decrease in net revenues discussed above, a $1.4 million increase in employee-related and support services, a $6.3 million increase in pension and postretirement expenses and $1.1 million increase in uncollectible customer accounts and other customer-related expenses. Additionally, property taxes increased by $2.9 million and gross receipt taxes, which are generally offset in revenues, increased $5.9 million, due to an increase in gross revenues as well as an increase in the utility receipt tax rate from 1.2% to 1.4%, effective January 1, 2003.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS

Year Ended December 31, (in millions)           2003             2002            2001
----------------------------------------     ----------       ----------      ----------
NET REVENUES
    Sales revenues                           $  1,092.8       $  1,137.4      $  1,064.5
    Less: Cost of sales                           364.2            369.0           277.6
                                             ----------       ----------      ----------
Net Revenues                                      728.6            768.4           786.9
                                             ----------       ----------      ----------
OPERATING EXPENSES
    Operation and maintenance                     224.7            222.8           223.3
    Depreciation and amortization                 175.1            172.2           166.8
    Other taxes                                    61.3             51.1            56.1
                                             ----------       ----------      ----------
Total Operating Expenses                          461.1            446.1           446.2
                                             ----------       ----------      ----------
Operating Income                             $    267.5       $    322.3      $    340.7
                                             ==========       ==========      ==========

REVENUES (IN MILLIONS)
    Residential                              $    294.9       $    309.5      $    295.7
    Commercial                                    289.8            297.2           292.9
    Industrial                                    380.2            393.6           404.0
    Wholesale                                      92.8             92.9            29.6
    Other                                          35.1             44.2            42.3
                                             ----------       ----------      ----------
Total                                        $  1,092.8       $  1,137.4      $  1,064.5
                                             ----------       ----------      ----------

SALES (GIGAWATT HOURS)
    Residential                                 3,122.5          3,228.4         2,956.9
    Commercial                                  3,579.7          3,618.3         3,446.3
    Industrial                                  8,972.2          8,822.4         8,935.5
    Wholesale                                   2,623.2          2,983.5           845.0
    Other                                         141.6            123.3           127.6
                                             ----------       ----------      ----------
Total                                          18,439.2         18,775.9        16,311.3
                                             ----------       ----------      ----------

COOLING DEGREE DAYS                                 572            1,015             801
NORMAL COOLING DEGREE DAYS                          808              792             792
% WARMER (COLDER) THAN NORMAL                       (29%)             28%              1%

ELECTRIC CUSTOMERS
    Residential                                 388,123          384,891         381,440
    Commercial                                   49,252           48,286          47,286
    Industrial                                    2,543            2,577           2,643
    Wholesale                                        21               22              23
    Other                                           794              799             801
                                             ----------       ----------      ----------
Total                                           440,733          436,575         432,193
                                             ----------       ----------      ----------

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes, that will impact Electric Operations' structure and profitability. Notwithstanding those changes, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to improve operating efficiencies in this changing environment and improve the transmission interconnections with neighboring electric utilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

The economic situation in the steel and steel-related industries continues to have an impact on electric sales. The Indiana facilities of LTV Corporation and Bethlehem Steel, which declared bankruptcy, were acquired by International Steel Group (ISG) in early 2002. The steel sector continues to show improvement, with a 6% improvement in sales for 2003 over 2002.

Restructuring

During the third quarter of 2002, NiSource carried out a new reorganization initiative, which resulted in the elimination of approximately 400 positions throughout all NiSource segments mainly affecting executive and other management-level employees. During 2002, Electric Operations accrued approximately $2.5 million of salaries and benefits associated with the reorganization initiative. Payments of $0.6 million were made in 2003 in respect of the reorganization initiatives mentioned above. Additionally, during 2003, the restructuring reserve was decreased by $0.1 million related to previous reorganization initiatives. The restructuring program for Electric Operations is substantially complete with $0.7 million remaining of restructuring liability at December 31, 2003.

Regulatory Matters

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $52.0 million were recognized for electric customers in 2003. The order adopting the settlement was appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. On October 14, 2003, the Appeals Court upheld the IURC's approval of the settlement. The Citizens Action Coalition of Indiana and the fourteen residential customers have filed a petition for transfer to the Supreme Court of Indiana.

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

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to the ITC and issued an order addressing the pricing of electric transmission. An IURC order approving the transfer of functional control of the transmission system to the ITC was issued on September 24, 2003. An uncontested settlement that authorized the reimbursement of $7.4 million to Northern Indiana for incurred costs was approved by the FERC on July 31, 2003. This reimbursement was received on September 30, 2003. Functional control was transferred to the ITC and MISO on October 1, 2003.

As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. A hearing at the IURC was held on March 15, 2004.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a fair, efficient and non-discriminatory manner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

MISO filed detailed tariff information, with a planned initial operation date of March 31, 2004. However, in October 2003, MISO petitioned FERC to withdraw this tariff filing. FERC approved the withdrawal and has provided guidance to MISO as to how it should proceed in the future. It is now expected that MISO will file a new tariff application with FERC and will delay the initial operation date to December 1, 2004. Northern Indiana and TPC are actively pursuing roles in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana and TPC conducts their electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) has been returned to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating station units and various options regarding the return of the Mitchell Station, constructed in the early 1950's, to service in the second half of 2004. Northern Indiana has requested proposals for outside companies to provide power under varying terms and conditions. These proposals are being evaluated. In February 2004, the city of Gary announced an interest to acquire the land on which the Mitchell Station plant is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana expects to discuss the proposal to acquire the land with the city of Gary in the near future. To date, the city has not commenced any legal proceedings.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). The IURC order was appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana, where it was upheld by the Court on March 9, 2004. The Citizens Action Coalition of Indiana has 30 days from the date of that decision to petition the Court of Appeals for rehearing or the Supreme Court of Indiana for transfer of the case to that court. However, in a related case, the Citizens Action Coalition of Indiana has indicated, in a filing served on March 16, 2004, that it does not intend to petition for a rehearing or file for a transfer to the Supreme Court of Indiana. Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM, ECR-1, in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, providing for the collection of funds expended during construction and a return on the capital investment through increased rates beginning with the May 2003 customer bills. Through December 31, 2003 the ECRM revenues amounted to $5.2 million. On August 1, Northern Indiana filed ECR-2 for capital investments of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM was filed with the most recent semi-annual filing of the ECT in February 2004, which included a filing of the ECR-3 for capital investments of $194.1 million and an EERM amount of $1.9 million. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

Environmental Matters

Currently, various environmental matters impact Electric Operations segment. As of December 31, 2003, a reserve has been recorded to cover probable environmental response actions. Refer to Note 13D, "Environmental Matters" of the Consolidated Financial Statements, for additional information regarding environmental matters for the Electric Operations segment.

Capital Expenditure Program

The Electric Operations segment's capital expenditure program was $225.8 million in 2003 and is projected to be approximately $144.7 million in 2004. Expenditures for 2003 included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance (NOx reduction), and additions to electric distribution systems related to new business. Estimated expenditures for 2004 are approximately $26.4 million for the NOx reduction program. The remaining expenditures are for new business initiatives and maintenance programs.

Sales

Electric Operations sales were 18,439.2 gwh for the year 2003, a decrease of
336.7 gwh compared to 2002. The decrease in sales resulted from cooler weather during the summer cooling season, partially offset by increases in non-weather related usage and increased customer count.

Electric Operations sales for 2002 of 18,775.9 gwh increased 2,464.6 gwh compared to 2001 due primarily to 27% warmer weather during the summer cooling season.

Net Revenues

Electric Operations net revenues were $728.6 million for 2003, a decrease of $39.8 million from 2002, primarily as a result of $24.0 million in additional credits issued representing a full year of credits pertaining to the IURC electric rate review settlement and the unfavorable impact of cooler weather of $21.9 million. These decreases were partially offset by increases in non-weather-related usage and customer growth.

Electric Operations net revenues were $768.4 million for 2002, a decrease of $18.5 million from 2001, primarily as a result of $28.1 million in credits issued pertaining to the IURC electric rate review settlement and $5.2 million from decreased wholesale and wheeling net revenues. The unfavorable variance was partially offset by $14.8 million from warmer weather during the summer cooling season as compared to 2001.

Operating Income

Operating income for 2003 was $267.5 million, a decrease of $54.8 million from 2002. The decrease was primarily a result of the above-mentioned decreases in revenues, increased pension and post-retirement expenses of $18.7 million and increased property tax expense of $9.6 million, partially offset by decreased administrative and employee related expenses of $12.3 and lower uncollectible accounts receivable expense of $4.6 million

Operating income for 2002 was $322.3 million, a decrease of $18.4 million from 2001. The decrease was primarily a result of $28.1 million in credits issued pertaining to the IURC electric rate review settlement and $5.2 million from decreased wholesale and wheeling revenues, partially offset by $14.8 million from the favorable impact of warmer weather during the summer cooling season.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
OTHER OPERATIONS

Year Ended December 31, (in millions)        2003          2002           2001
--------------------------------------     ---------     ---------     ---------
NET REVENUES
    Electric                               $      --     $      --     $   802.1
    Less:  Cost of sales                          --            --         790.6
                                           ---------     ---------     ---------
Net Revenues                                      --            --          11.5
                                           ---------     ---------     ---------
Total Operating Expenses                          --            --           2.9
                                           ---------     ---------     ---------
Operating Income                           $      --     $      --     $     8.6
                                           =========     =========     =========
VOLUMES
    Electric sales (Gigawatt Hours)               --            --      17,778.9
                                           ---------     ---------     ---------

Effective November 1, 2001, Northern Indiana's power trading operations were transferred to TPC, a subsidiary of NiSource. Similar type transactions (bulk power and wheeling) are included in the Electric Operations Segment. The Other Operations segment reflects power trading results for 2001 only. At December 31, 2003, the Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. NRC commenced operations on December 30, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk are reported in Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHERN INDIANA PUBLIC SERVICE COMPANY

INDEX                                                             PAGE
----------------------------------------------------------------  ----
Independent Auditors' Report....................................    25
Statements of Consolidated Income...............................    26
Consolidated Balance Sheets.....................................    27
Statements of Consolidated Capitalization.......................    29
Statements of Consolidated Long-Term Debt.......................    30
Statements of Consolidated Cash Flows...........................    31
Statements of Consolidated Common Shareholder's Equity..........    32
Notes to Consolidated Financial Statements......................    33

NORTHERN INDIANA PUBLIC SERVICE COMPANY

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF NORTHERN INDIANA PUBLIC SERVICE COMPANY:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization and long-term debt of Northern Indiana Public Service Company and subsidiaries as of December 31, 2003 and 2002, and the related statements of consolidated income, common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the index at
Item 15. These consolidated financial statements and financial statement schedules are the responsibility of Northern Indiana Public Service Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 1N to the consolidated financial statements, effective January 1, 2001, Northern Indiana Public Service Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As explained in Note 3 to the consolidated financial statements, effective January 1, 2003, Northern Indiana Public Service Company adopted SFAS 143, "Accounting for Asset Retirement Obligations."


DELOITTE & TOUCHE LLP
Chicago, Illinois
March 11, 2004

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions)                     2003           2002           2001
--------------------------------------------------     ----------     ----------     ----------
OPERATING REVENUES:
   Gas                                                 $    988.1     $    775.9     $    822.6
   Gas-Affiliated                                            11.0            8.9           30.8
   Electric                                               1,074.0        1,104.3        1,061.7
   Electric-Affiliated                                       18.8           33.1            2.8
                                                       ----------     ----------     ----------
   Gross Operating Revenues                               2,091.9        1,922.2        1,917.9
                                                       ----------     ----------     ----------
COST OF ENERGY:
   Gas costs                                                713.7          490.7          536.8
   Gas costs-Affiliated                                       0.8            7.6           40.0
   Fuel for electric generation                             218.1          209.3          231.1
   Fuel for electric generation-Affiliated                    6.3            1.7            5.6
   Power purchased                                           84.9           54.2           37.1
   Power purchased-Affiliated                                54.9          103.8            3.8
                                                       ----------     ----------     ----------
   Cost of Sales                                          1,078.7          867.3          854.4
                                                       ----------     ----------     ----------
Operating Margin                                          1,013.2        1,054.9        1,063.5
                                                       ----------     ----------     ----------
OPERATING EXPENSES:
   Operation                                                260.4          248.8          263.9
   Maintenance                                               71.7           70.6           69.5
   Depreciation and amortization                            259.6          254.7          248.5
   Other taxes                                               90.5           71.7           80.7
                                                       ----------     ----------     ----------
   Total Operating Expenses                                 682.2          645.8          662.6
                                                       ----------     ----------     ----------
UTILITY OPERATING INCOME BEFORE UTILITY
   INCOME TAXES                                             331.0          409.1          400.9
                                                       ----------     ----------     ----------
UTILITY INCOME TAXES                                        112.2          126.5          120.2
                                                       ----------     ----------     ----------
UTILITY OPERATING INCOME                                    218.8          282.6          280.7
                                                       ----------     ----------     ----------
OTHER INCOME, NET                                              --            4.3            2.7
                                                       ----------     ----------     ----------
INTEREST:
   Interest on long-term debt                                41.8           49.0           56.1
   Other interest                                             1.5            1.9            6.8
   Other interest-Affiliated                                  8.8            4.9            9.2
   Amortization of premium, reacquisition premium,
     discount and expense on debt, net                        3.9            4.2            3.8
                                                       ----------     ----------     ----------
   Total Interest                                            56.0           60.0           75.9
                                                       ----------     ----------     ----------
NET INCOME                                             $    162.8     $    226.9     $    207.5
                                                       ==========     ==========     ==========

DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                     4.5            6.8            7.5
                                                       ----------     ----------     ----------
BALANCE AVAILABLE FOR COMMON SHARES                    $    158.3     $    220.1     $    200.0
                                                       ----------     ----------     ----------
COMMON DIVIDENDS DECLARED                              $    122.4     $    232.7     $    226.0
                                                       ----------     ----------     ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)                                            2003           2002
--------------------------------------------------------------------     ----------     ----------
ASSETS
UTILITY PLANT, at original cost
   Electric                                                              $  4,774.1     $  4,590.6
   Gas                                                                      1,494.0        1,455.1
   Common                                                                     368.0          369.9
                                                                         ----------     ----------
   Total Utility Plant                                                      6,636.1        6,415.6
                                                                         ----------     ----------
   Less - Accumulated provision for depreciation
     and amortization                                                       3,082.7        2,926.4
                                                                         ----------     ----------
Net Utility Plant                                                           3,553.4        3,489.2
                                                                         ----------     ----------
OTHER PROPERTY AND INVESTMENTS                                                  2.4            8.7
                                                                         ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                    0.3            4.4
   Restricted cash                                                              2.6             --
   Accounts receivable (less reserve of $9.6 and $7.8, respectively)           69.7           94.4
   Unbilled revenue (less reserve of $0.7 and $0.6, respectively)              74.2           72.3
   Underrecovered fuel costs                                                     --            2.3
   Underrecovered gas costs                                                      --           47.8
   Materials and supplies, at average cost                                     43.8           44.3
   Electric production fuel, at average cost                                   29.0           39.0
   Natural gas in storage, at last-in, first-out cost                         131.8           15.5
   Price risk management assets                                                 4.6            3.5
   Regulatory assets                                                           12.4           11.5
   Prepayments and other                                                       41.0           24.7
                                                                         ----------     ----------
Total Current Assets                                                          409.4          359.7
                                                                         ----------     ----------
OTHER ASSETS:
   Regulatory assets                                                          210.4          225.6
   Intangible assets                                                           25.2           25.1
   Deferred charges and other                                                   6.6            5.0
                                                                         ----------     ----------
Total Other Assets                                                            242.2          255.7
                                                                         ----------     ----------
TOTAL ASSETS                                                             $  4,207.4     $  4,113.3
                                                                         ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)                                           2003           2002
-------------------------------------------------------------------     ----------     ----------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity                                             $    971.8     $    899.6
Preferred Stocks--
   Series without mandatory redemption provisions                             81.1           81.1
   Series with mandatory redemption provisions                                  --            3.8
Long-term debt, excluding amounts due within one year                        682.0          713.4
                                                                        ----------     ----------
Total Capitalization                                                       1,734.9        1,697.9
                                                                        ----------     ----------
CURRENT LIABILITIES
   Current portion of long-term debt                                          32.0          130.0
   Short term borrowings-Affiliated                                          578.4          448.9
   Accounts payable                                                          140.1          162.2
   Accounts payable-Affiliated                                                19.9           25.3
   Dividends declared on preferred stocks                                      1.1            1.1
   Customer deposits                                                          51.1           39.3
   Taxes accrued                                                              58.9           71.0
   Interest accrued                                                            6.9            9.9
   Overrecovered fuel costs                                                    1.1             --
   Overrecovered gas costs                                                    25.8             --
   Accrued employment costs                                                   21.4           25.7
   Price risk management liabilities                                           0.5            0.8
   Accrued liability for postretirement and pension benefits                  13.6           10.0
   Other accruals                                                             55.9           46.8
                                                                        ----------     ----------
Total Current Liabilities                                                  1,006.7          971.0
                                                                        ----------     ----------
OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                                     472.2          488.9
   Deferred investment tax credits                                            57.2           64.3
   Deferred credits                                                           16.9           20.7
   Accrued liability for postretirement and pension benefits                 224.2          219.0
   Preferred stock liabilities with mandatory redemption provisions            2.4             --
   Regulatory liabilities and other removal costs                            667.2          626.1
   Other noncurrent liabilities                                               25.7           25.4
                                                                        ----------     ----------
Total Other                                                                1,465.8        1,444.4
                                                                        ----------     ----------
COMMITMENTS AND CONTINGENCIES                                                   --             --
                                                                        ----------     ----------
TOTAL CAPITALIZATION AND LIABILITIES                                    $  4,207.4     $  4,113.3
                                                                        ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CAPITALIZATION

As of December 31, (in millions, except shares outstanding and par value)              2003            2002
-------------------------------------------------------------------------------     ----------      ----------
COMMON SHAREHOLDER'S EQUITY
   Common stock--without par value--authorized
     75,000,000 shares--issued and outstanding
     73,282,258 shares                                                              $    859.5      $    859.5
   Additional paid-in-capital                                                             50.3            33.5
   Retained earnings                                                                     183.7           147.8
   Other comprehensive income                                                           (121.7)         (141.2)
                                                                                    ----------      ----------
Total Common Shareholder's Equity                                                        971.8           899.6
                                                                                    ----------      ----------
PREFERRED STOCKS, WHICH ARE REDEEMABLE SOLELY AT OPTION OF ISSUER:
   Northern Indiana Public Service Company--
     Cumulative preferred stock--$100 par value--
       4-1/4% series--209,035 outstanding                                                 20.9            20.9
       4-1/2% series--79,996 shares outstanding                                            8.0             8.0
       4.22% series--106,198 shares outstanding                                           10.6            10.6
       4.88% series--100,000 shares outstanding                                           10.0            10.0
       7.44% series--41,890 shares outstanding                                             4.2             4.2
       7.50% series--34,842 shares outstanding                                             3.5             3.5
       Premium on preferred stock and other                                                0.3             0.3
     Cumulative preferred stock--no par value--Adjusted rate 6.00% at December
       31, 2003--Series A (stated value--$50 per share),
       473,285 shares outstanding                                                         23.6            23.6
                                                                                    ----------      ----------
Series without mandatory redemption provisions                                            81.1            81.1
                                                                                    ----------      ----------

REDEEMABLE PREFERRED STOCKS, SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS OR
WHOSE REDEMPTION IS OUTSIDE THE CONTROL OF ISSUER:
   Northern Indiana Public Service Company--
     Cumulative preferred stock--$100 par value--
       7-3/4% series--0 and 11,136 shares outstanding, respectively                         --             1.1
       8.35% series--0 and 27,000 shares outstanding, respectively                          --             2.7
                                                                                    ----------      ----------
Series with mandatory redemption provisions                                                 --             3.8
                                                                                    ----------      ----------
Long-term debt                                                                           682.0           713.4
                                                                                    ----------      ----------

TOTAL CAPITALIZATION                                                                $  1,734.9      $  1,697.9
                                                                                    ----------      ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)                                                      2003          2002
-------------------------------------------------------------------------------     --------      --------
FIRST MORTGAGE BONDS--
   Series NN, 7.10% - due July 1, 2017                                              $     --      $   55.0
                                                                                    --------      --------
POLLUTION CONTROL NOTES AND BONDS--
   Series 1988 Bonds--Jasper County--Series A, B and C--1.02%
     weighted average at December 31, 2003, due November 1, 2016                       130.0         130.0
   Series 1988 Bonds--Jasper County--Series D--1.10% weighted
     average at December 31, 2003, due November 1, 2007                                 24.0          24.0
   Series 1994 Bonds--Jasper County--Series A--1.10% at
     December 31, 2003, due August 1, 2010                                              10.0          10.0
   Series 1994 Bonds--Jasper County--Series B--1.10% at
     December 31, 2003, due June 1, 2013                                                18.0          18.0
   Series 1994 Bonds--Jasper County--Series C--1.125% at
     December 31, 2003, due April 1, 2019                                               41.0          41.0
   Series 2003 Bonds--Jasper County--1.10% at
     December 31, 2003, due July 1, 2017                                                55.0            --
                                                                                    --------      --------
Total                                                                                  278.0         223.0
                                                                                    --------      --------

MEDIUM-TERM NOTES--
   Interest rates between 6.59% and 7.69% with a weighted average interest rate of 7.24% and various maturities
     between June 9, 2005 and August 4, 2027                                           405.5         437.5
                                                                                    --------      --------
UNAMORTIZED PREMIUM AND DISCOUNT ON LONG-TERM DEBT, NET                                 (1.5)         (2.1)
                                                                                    --------      --------
Total long-term debt, excluding amounts due in one year                             $  682.0      $  713.4
                                                                                    ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)                       2003           2002            2001
-----------------------------------------------------     ---------      ---------      ---------
OPERATING ACTIVITIES
   Net income                                             $   162.8      $   226.9      $   207.5
   Adjustments to reconcile net income to net cash:
     Depreciation and amortization                            259.6          254.7          248.5
     Net changes in price risk management activities           (1.1)          (7.1)          (7.3)
     Deferred income taxes and investment tax credits         (49.3)          11.0          (82.1)
     Amortization of unearned compensation                      0.2            0.1             --
     Amortization of discount/premium on debt                   3.9            4.2            3.9
   Changes in components of working capital:
     Restricted cash                                           (2.6)           7.5           (5.4)
     Accounts receivable and unbilled revenue                  19.9          (31.4)         124.4
     Natural gas in storage                                  (105.8)          79.7           (6.2)
     Accounts payable                                         (23.6)          41.6         (204.0)
     Customer deposits                                         11.8            7.5            3.3
     Taxes accrued                                             33.1         (104.8)         115.5
     Interest accrued                                          (3.0)           2.0           (2.5)
     (Under) Overrecovered gas and fuel costs                  77.0          (25.5)         121.5
     Prepayments and other current assets                      (1.5)          20.7           (6.8)
     Regulatory assets/liabilities                              6.4          (38.4)           2.8
     Postretirement and postemplyment benefits                 28.0          (75.2)          11.6
     Deferred credits                                         (19.1)          (5.8)          (0.1)
     Other accruals                                            (1.2)           1.0           (7.3)
     Deferred charges and other noncurrent assets              (1.7)         105.0           (0.6)
     Other noncurrent liabilities                              (6.6)         (16.4)            --
                                                          ---------      ---------      ---------
Net Cash from Continuing Operations                           387.2          457.3          516.7
                                                          ---------      ---------      ---------
INVESTING ACTIVITIES
     Capital expenditures                                    (271.7)        (242.1)        (187.2)
     Proceeds from disposition of assets                        2.8             --             --
     Other investing activities                                 6.2           (5.1)         (19.4)
                                                          ---------      ---------      ---------
Net Investing Activities                                     (262.7)        (247.2)        (206.6)
                                                          ---------      ---------      ---------
FINANCING ACTIVITIES
     Issuance of long-term debt                                55.0             --             --
     Retirement of long-term debt                            (185.0)         (59.0)         (19.0)
     Change in short-term debt                                129.5          113.5          (71.7)
     Retirement of preferred shares                            (1.2)         (43.0)          (1.1)
     Dividends paid - common shares                          (122.4)        (232.7)        (226.0)
     Dividends paid - preferred shares                         (4.5)          (7.4)          (6.9)
     Other financing activities                                  --           14.4            7.3
                                                          ---------      ---------      ---------
Net cash used in financing activities                        (128.6)        (214.2)        (317.4)
                                                          ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents               (4.1)          (4.1)          (7.3)
Cash and cash equivalents at beginning of year                  4.4            8.5           15.8
                                                          ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     0.3      $     4.4      $     8.5
                                                          =========      =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                    56.4           54.9           74.8
     Interest capitalized                                       1.4            1.0            1.3
     Cash paid for income taxes                               175.8          212.2          155.0
                                                          ---------      ---------      ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED COMMON SHAREHOLDER'S EQUITY

                                                 Common Stock                                    Accumulated
                                          -------------------------    Additional                   Other
                                            Shares                      Paid In      Retained    Comprehensive
(in millions)                             Outstanding      Value        Capital      Earnings    Income (Loss)       Total
----------------------------------------  -----------    ----------    ----------   ----------   -------------    ----------
BALANCE AT JANUARY 1, 2001                       73.3    $    859.5    $     12.5   $    186.4   $          --    $  1,058.4
                                          -----------    ----------    ----------   ----------   -------------    ----------
Comprehensive Income:
   Net income                                                                            207.5                         207.5
   Net unrealized gains on derivatives,
    net of tax                                                                                            (2.7)         (2.7)
                                                                                                                  ----------
Comprehensive Income                                                                                                   204.8
                                                                                                                  ----------
Cash dividends:
   Common stock                                                                         (226.0)                       (226.0)
Preferred stock dividend                                                                  (7.5)                         (7.5)
Tax benefit allocation                                                        6.6                                        6.6
                                          -----------    ----------    ----------   ----------   -------------    ----------
BALANCE AT DECEMBER 31, 2001                     73.3    $    859.5    $     19.1   $    160.4   $        (2.7)   $  1,036.3
                                          -----------    ----------    ----------   ----------   -------------    ----------
Comprehensive Income:
   Net income                                                                            226.9                         226.9
   Net unrealized gains on derivatives,
    net of tax                                                                                             5.0           5.0
   Minimum pension liability, net of tax                                                                (143.5)       (143.5)
                                                                                                                  ----------
Comprehensive Income                                                                                                    88.4
                                                                                                                  ----------
Cash dividends:
   Common stock                                                                         (232.7)                       (232.7)
Preferred stock dividend                                                                  (6.8)                         (6.8)
Tax benefit allocation                                                       14.4                                       14.4
                                          -----------    ----------    ----------   ----------   -------------    ----------
BALANCE AT DECEMBER 31, 2002                     73.3    $    859.5    $     33.5   $    147.8   $      (141.2)   $    899.6
                                          -----------    ----------    ----------   ----------   -------------    ----------
Comprehensive Income:
   Net income                                                                            162.8                         162.8
   Net unrealized gains on derivatives,
    net of tax                                                                                             0.3           0.3
   Minimum pension liability, net of tax                                                                  19.2          19.2
                                                                                                                  ----------
Comprehensive Income                                                                                                   182.3
                                                                                                                  ----------
Cash dividends:
   Common stock                                                                         (122.4)                       (122.4)
Preferred stock dividend                                                                  (4.5)                         (4.5)
Tax benefit allocation                                                       16.8                                       16.8
                                          -----------    ----------    ----------   ----------   -------------    ----------
BALANCE AT DECEMBER 31, 2003                     73.3    $    859.5    $     50.3   $    183.7   $      (121.7)   $    971.8
                                          -----------    ----------    ----------   ----------   -------------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. HOLDING COMPANY STRUCTURE AND PRINCIPLES OF CONSOLIDATION. Northern Indiana Public Service Company (Northern Indiana) is a subsidiary of NiSource Inc. (NiSource). NiSource is an energy holding company that provides natural gas, electricity and other products and services to approximately 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is a Delaware corporation and a registered holding company under the Public Utility Holding Company Act of 1935, as amended.

The consolidated financial statements include the accounts of Northern Indiana and subsidiaries, after the elimination of all intercompany items. All subsidiaries are wholly-owned by Northern Indiana. Certain reclassifications were made to conform the prior years' financial statements to the current presentation.

B. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH. Northern Indiana considers all investments with original maturities of three months or less to be cash equivalents. Northern Indiana reports amounts deposited in brokerage accounts for margin requirements in the restricted cash balance sheet caption. In addition, Northern Indiana has amounts deposited in trust to satisfy requirements for the provision of various property, liability, workers compensation, and long-term disability insurance, which is classified as restricted cash and disclosed as an operating cash flow on the statement of cash flows.

C. BASIS OF ACCOUNTING FOR RATE-REGULATED OPERATIONS. Northern Indiana's rate-regulated operations follow the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). SFAS No. 71 provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

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

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Regulatory assets and liabilities were comprised of the following items:

At December 31, (in millions)                                            2003         2002
------------------------------------------------------------------     --------     --------
ASSETS
   Reacquisition premium on debt (see Note 10)                         $   27.2     $   29.3
   R. M. Schahfer Unit 17 and Unit 18 carrying charges and
     deferred depreciation (see Note 1E)                                   41.2         45.4
   Bailly scrubber carrying charges and deferred depreciation
     (see Note 1E)                                                          4.3          5.2
   Postemployment and other postretirement costs (see Note 7)              50.4         56.0
   Regulatory effects of accounting for income taxes (see Note 1O)        130.6        139.2
   Underrecovered fuel costs                                                 --          2.3
   Underrecovered gas costs                                                  --         47.8
   Asset retirement obligations (See Note 3)                                1.4           --
   Environmental costs                                                      1.5           --
   Other                                                                    0.8          0.8
                                                                       --------     --------
TOTAL REGULATORY ASSETS                                                $  257.4     $  326.0
                                                                       --------     --------
LIABILITIES
   Overrecovered fuel costs                                                 1.1           --
   Overrecovered gas costs                                                 25.8           --
   Emission allowances                                                      5.3          4.9
   Regulatory effects of accounting for income taxes (see Note 1O)         34.0         38.8
   Cost of removal (see Note 3)                                           661.9           --
   Other                                                                    0.6           --
                                                                       --------     --------
TOTAL REGULATORY LIABILITIES                                           $  728.7     $   43.7
                                                                       --------     --------

Regulatory assets of approximately $185.2 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered as components of cost of service over a remaining life of up to 11 years. Regulatory assets of approximately $30.8 million require specific rate action. Northern Indiana reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the consolidated balance sheet and, upon adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS No.
143), recharacterized the liability as a regulatory liability as of December 31, 2003.

D. UTILITY PLANT AND OTHER PROPERTY AND RELATED DEPRECIATION AND MAINTENANCE. Property, plant and equipment (principally utility plant) are stated at cost. Northern Indiana records depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties.

For Northern Indiana, an allowance for funds used during construction (AFUDC) is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service.

The pre-tax rate for AFUDC was 1.9% in 2003, 2.7% in 2002, and 5.0% in 2001. The decline in the 2003 AFUDC rate, as compared with 2002, was due to lower short-term interest rates and the use of short-term borrowings to fund construction efforts.

The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2003, 2002 and 2001 were as follows:

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME

               2003          2002          2001
             --------      --------      --------
Electric          3.6%          3.6%          3.7%
Gas               5.3%          5.4%          5.6%

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Northern Indiana follows the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with salvage, is charged to the accumulated provision for depreciation.

E. CARRYING CHARGES AND DEFERRED DEPRECIATION. Upon completion of units 17 and 18 at the R. M. Schahfer Generating Station, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the Indiana Utility Regulatory Commission (IURC), pending the inclusion of the cost of each unit in rates. Such carrying charges and deferred depreciation are being amortized over the remaining service life of each unit.

Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the IURC. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.

F. AMORTIZATION OF SOFTWARE COSTS. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years. Northern Indiana amortized $13.1 million in 2003, $12.6 million in 2002 and $13.2 million in 2001 related to software costs.

G. REVENUE RECOGNITION. Revenues are recorded, as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered.

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

J. FUEL ADJUSTMENT CLAUSE. All metered electric rates contain a provision for adjustment to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under recovery or over recovery caused by variances between estimated and actual costs in a given three-month period are recorded as adjustments to revenue and will be included in a future filing. Northern Indiana records any under recovery or over recovery as a current regulatory asset or liability until such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three- month period.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. GAS COST ADJUSTMENT CLAUSE. Northern Indiana adjusts its revenues for differences between amounts collected from customers and actual gas costs and adjusts future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.

L. NATURAL GAS IN STORAGE. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas using the LIFO method in December 2003, the estimated replacement cost of gas in storage at December 31, 2003 , was less than the stated LIFO cost by $26.2 million. Based on the average cost of gas using the LIFO method in December 2002, the estimated replacement cost of gas in storage at December 31, 2002, exceeded the stated LIFO cost by $86.7 million.

M. AFFILIATED COMPANY TRANSACTIONS. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services Company (NCS), a wholly-owned subsidiary of NiSource.

The costs of these services are charged to Northern Indiana based on payroll costs and expenses incurred by NCS employees for the benefit of Northern Indiana. These costs, which totaled $49.8 million for the year 2003, $61.3 million for the year 2002 and $72.1 million for the year 2001, consist primarily of employee compensation and benefits. These costs are included in "Operation Expense," on the consolidated income statement.

Northern Indiana had affiliated gas revenues of $11.0 million, $8.9 and $30.8 million for years 2003, 2002 and 2001, respectively. Also, Northern Indiana had affiliated electric revenues of $18.8 million, $33.1 million and $2.8 million for years 2003, 2002 and 2001, respectively.

Northern Indiana purchased natural gas and transportation services from affiliated companies in the amount of $0.8 million, $7.6 million and $40.0 million, representing 0.1%, 1.5% and 6.9% of Northern Indiana's total gas costs for years 2003, 2002 and 2001, respectively.

The December 31, 2003, and 2002 accounts receivable balance include approximately $3.5 million and $6.6 million, respectively, due from associated companies.

As of December 31, 2003, Northern Indiana had an intercompany short-term borrowings of $578.4 million from NiSource Finance Corp. (NFC) at an interest rate of 1.74%. As of December 31, 2002, Northern Indiana had an intercompany short-term borrowings of $448.9 million from NFC at an interest rate of 2.11%.

Effective November 1, 2001, Northern Indiana's power trading operations were transferred to TPC.

N. ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet at fair value, unless such contracts are exempted as normal under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Northern Indiana adopted SFAS No. 133 effective January 1, 2001, resulting in a cumulative after-tax increase to other comprehensive income of approximately $4.0 million.

If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. As of December 31, 2003, the ineffectiveness on Northern Indiana's hedged instruments was immaterial.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. Northern Indiana utilizes derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is not expected to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, Northern Indiana generally records gains and losses as regulatory liabilities or assets and recognizes such gains or losses in earnings when accommodated in rates.

O. INCOME TAXES AND INVESTMENT TAX CREDITS. Northern Indiana records income taxes to recognize full interperiod tax allocations. Under the liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. Previously recorded investment tax credits of Northern Indiana were deferred and are being amortized over the life of the related properties to conform to regulatory policy.

Northern Indiana joins in the filing of consolidated federal and state income tax returns with its parent company, NiSource and certain of NiSource's other affiliated companies. Northern Indiana is party to a tax allocation agreement under which the consolidated tax is allocated among the members of the group in proportion to each member's relative contribution to the group's consolidated tax liability. Additionally, NiSource's tax savings are allocated to its subsidiaries and recognized as adjustments to equity. The amount of tax savings allocated to Northern Indiana for the 2002 and 2001 tax years were $16.8 million and $14.4 million. These amounts were recorded in equity.

P. ENVIRONMENTAL EXPENDITURES. Northern Indiana accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is developed or circumstances change. Northern Indiana applies SFAS No. 71 and establishes regulatory assets on the balance sheet to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

In addition, Northern Indiana received approval from the IURC in 2003 to recover costs associated with environmental compliance programs for nitrogen oxide pollution-reduction equipment at the company's generating stations. (See Note 4 for further information.)

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

R. INTANGIBLE ASSETS. Northern Indiana had approximately $25.2 million of intangible assets recorded at December 31, 2003, which reflected the unrecognized prior service cost associated with the additional minimum liability of the pension plans recognized pursuant to SFAS No. 87, "Employers' Accounting for Pensions."

2.       RESTRUCTURING ACTIVITIES

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group (Columbia). The restructuring activities were primarily associated with reductions in headcount and facility exit costs. Northern Indiana recognized a charge, net of prior initiative adjustments of approximately $8.5 million during 2001.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2002, NiSource developed a new reorganization initiative, which resulted in the elimination of approximately 60 positions at Northern Indiana mainly affecting executive and other management-level employees. Northern Indiana accrued approximately $4.3 million of salaries and benefits associated with the eliminated positions during 2002. As of December 31, 2003, 57 of the approximately 60 employees had been terminated.

For all plans, a total of approximately 180 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of December 31, 2003, 161 employees had been terminated, of whom 9 employees were terminated during 2003. At December 31, 2003 and 2002, the consolidated balance sheets reflected liabilities of $1.2 million and $2.4 million related to the restructuring plans, respectively. During 2003 and 2002 payments of $1.0 million and $5.4 million of benefits were made in association with the restructuring plans, respectively. Additionally, during 2003, the restructuring plan liability was reduced by $0.2 million due to a reduction in estimated expenses related to previous reorganization initiatives. The reduction in the estimated liability was reflected in operation and maintenance expense.

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS NO. 143 - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. In July 2001, the FASB issued SFAS No. 143. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. Northern Indiana defers the difference between the amount recognized for depreciation and accretion and the amount collected in rates, as required by SFAS No. 71.

Northern Indiana adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result an asset retirement obligation liability of $1.9 million was recognized. In addition, Northern Indiana capitalized $0.8 million in additions to plant assets, net of accumulated amortization, and recognized regulatory assets of $1.2 million. Northern Indiana believes that the amounts recognized as regulatory assets will be recoverable in future rates. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in Northern Indiana's service rates, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of Northern Indiana's regulatory liabilities and other removal costs were approximately $661.9 million and $621.2 million at December 31, 2003 and 2002, respectively, based on rates for estimated removal costs embedded in composite depreciation rates. Northern Indiana reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the consolidated balance sheet and upon adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations" recharacterized the liability as a regulatory liability as of December 31, 2003.

For the twelve months ended December 31, 2003, Northern Indiana amortized less than $0.2 million related to the amounts capitalized as additions to plant and accreted the liability by $0.2 million with corresponding amounts recognized as regulatory assets at December 31, 2003. The asset retirement obligations liability totaled $2.1 million at December 31, 2003. Had Northern Indiana adopted SFAS No. 143 at the dates the actual liabilities were incurred, the asset retirement obligations liability would have been $1.8 million and $1.5 million at December 31, 2001 and 2000, respectively.

FASB INTERPRETATION NO. 46 - (REVISED DECEMBER 2003) CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities"(FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46 to the first quarter of 2004. FIN 46, when implemented, will not have an impact on Northern Indiana's financial position or results of operations.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SFAS NO. 149 - AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Effective July 1, 2003, Northern Indiana adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 codifies and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133 primarily in connection with decisions made by the Derivatives Implementation Group and for implementation issues raised in the application of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 did not have a material impact on Northern Indiana's results of operations during 2003. However, the statement could have a significant impact on the number of contracts that will be marked to market through earnings.

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

EITF ISSUE NO. 03-11 - REPORTING REALIZED GAINS AND LOSSES ON DERIVATIVE INSTRUMENTS THAT ARE SUBJECT TO FASB STATEMENT NO. 133 AND NOT "HELD FOR TRADING PURPOSES" AS DEFINED IN EITF ISSUE NO. 02-03. In August 2003, the EITF released Issue No. 03-11, which provides guidance on whether to report realized gains or losses on derivative contracts that settle on a net basis. Currently, Northern Indiana generally reports contracts requiring physical delivery of a commodity on a gross basis. EITF No. 03-11 did not have a material impact on Northern Indiana's results of operations.

FASB STAFF POSITION NO. FAS 106-1 - ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003. On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. However, specific authoritative guidance on the accounting for the federal subsidy is currently pending, and Northern Indiana has elected to defer accounting for the effects of this pronouncement as allowed by this staff position. It is expected that the law and pronouncement will reduce the effects of the currently high prescription drug trend rates on Northern Indiana's post-retirement benefits costs and cash flows assuming that Northern Indiana's post-retirement benefits remain unchanged. However, it is not certain at this time what effects this law and pronouncement will have on Northern Indiana's postretirement benefit costs and cash flows.

4.       REGULATORY MATTERS

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49 month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $52.0 million were recognized for electric customers in 2003. The order adopting the settlement was appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. On October 14, 2003, the Appeals Court upheld the IURC's approval of the settlement. The Citizens Action Coalition of Indiana and the fourteen residential customers have filed a petition for transfer to the Supreme Court of Indiana.

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

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). The MISO arrangements were filed with the FERC, and on July 31, 2002, the FERC issued an order conditionally approving these arrangements. On November 5, 2002, the ITC signed an agreement with MISO. At its April 30, 2003 meeting, FERC approved the transfer of functional control of Northern Indiana's transmission system to the ITC and issued an order addressing the pricing of electric transmission. An IURC order approving the transfer of functional control of the transmission system to the ITC was issued on September 24, 2003. An uncontested settlement that authorized reimbursement of $7.4 million to Northern Indiana for incurred costs was approved by the FERC on July 31, 2003. This reimbursement was received on September 30, 2003. Functional control was transferred to the ITC and MISO on October 1, 2003.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean H. Mitchell Generating Station (Mitchell Station) has been returned to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of the oldest generating station units owned by the company and the options to return the Mitchell Station, constructed in the early 1950's, to service in the second half of 2004. Northern Indiana has requested proposals for outside companies to provide power under varying terms and conditions. These proposals are being evaluated. In February of 2004, the city of Gary announced an interest to acquire the land on which the Mitchell Station plant resides for economic development including a proposal to increase the length of the runways at the Gary International Airport. Northern Indiana expects to discuss the proposal to acquire the land with the city of Gary in the near future. To date, the city has not commenced any legal proceedings.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana will be able to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). The IURC order was appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana, where it was upheld by the Court on March 9, 2004. The Citizens Action Coalition of Indiana has 30 days from the date of that decision to petition the Court of Appeals for rehearing or the Supreme Court of Indiana for transfer of the case to that court. However, in a related case, the Citizens Action Coalition of Indiana has indicated, in a filing served on March 16, 2004, that it does not intend to petition for a rehearing or file for a transfer to the Supreme Court of Indiana. Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM, ECR-1, in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, providing for the collection of funds expended during construction and a return on the capital investment through increased rates beginning with the May 2003 customer bills. Through December 31, 2003 the ECRM revenues

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amounted to $5.2 million. On August 1, Northern Indiana filed ECR-2 for capital investments of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM was filed with the most recent semi-annual filing of the ECT in February 2004, which included a filing of the ECR-3 for capital investments of $194.1 million and an EERM amount of $1.9 million. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million.

On August 11, 1999, the IURC approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor is determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component remains in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor is determined by monthly filings, which become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but are reviewed by the IURC during the annual hearing that takes place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing for 2002 on August 29, 2002. The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Testimony was filed indicating that some gas costs should not be recovered. On September 30, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor. Northern Indiana made its annual filing for 2003 on August 26, 2003. The IURC approved implementation of interim rates subject to refund, effective November 1, 2003. Northern Indiana expects the proceeding with respect to the 2003 program to be concluded during the second quarter of 2004. In addition, the gas cost incentive mechanism program, which allows the sharing of any cost savings or cost increases with the customers expires at the end of 2004, under the current settlement approved by the IURC. Northern Indiana expects the program to continue after 2004.

5.       RISK MANAGEMENT ACTIVITIES

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks in its business. Northern Indiana accounts for its derivatives under SFAS No. 133.

HEDGING ACTIVITIES. The activity for the years 2003 and 2002 affecting other comprehensive income, with respect to cash flow hedges included the following:

(in millions, net of tax)                                                2003        2002
-------------------------------------------------------------------     ------      ------
Unrealized gains (losses) on derivatives qualifying as cash flow
    hedges at the beginning of the period                               $  2.3      $ (2.7)

Unrealized hedging gains (losses) arising during the period on
    derivatives qualifying as cash flow hedges                            (0.2)        1.7

    Reclassification adjustment for net loss included in net income        0.5         3.3
                                                                        ------      ------
NET UNREALIZED GAINS ON DERIVATIVES QUALIFYING AS CASH
    FLOW HEDGES AT THE END OF THE PERIOD                                $  2.6      $  2.3
                                                                        ------      ------

Unrealized gains and losses on Northern Indiana's hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets reflected price risk management assets related to unrealized gains and losses on hedges of $4.6 million and $3.5 million at December 31, 2003 and 2002, respectively, which were included in "Current Assets." Price risk management liabilities were $0.5 million and $0.8 million at December 31, 2003 and 2002, respectively, all of which was included in "Current Liabilities."

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2003 and 2002, no amounts were recognized in earnings due to ineffectiveness and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during 2003, Northern Indiana did not reclassify any amount from other comprehensive income to earnings, due to the probability that certain originally forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in a minimal income recognition of amounts being currently classified in other comprehensive income, net of tax.

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

Northern Indiana offers a Dependabill program as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases fixed priced gas and the option to call on additional volumes that match the anticipated delivery needs of the program. These derivatives are presently marked-to-market and have not been designated as cash flow hedges. The consolidated balance sheets reflected $0.3 million of price risk management liabilities associated with these programs.

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

TRADING ACTIVITIES. Northern Indiana's trading operations included the activities of its power trading business. Since power trading assets and liabilities were transferred to TPC, effective November 1, 2001, there were no trading assets and liabilities at December 31, 2003 and December 31, 2002.

Other Income (Deductions) in the Statement of Consolidated Income were comprised of the following items:

Year Ended December 31, (in millions)          2003         2002         2001
----------------------------------------     --------     --------     --------
   Power trading revenues                    $     --     $     --     $  803.4
   Power trading cost of sales                     --           --       (790.6)
   Power trading administrative expenses           --           --         (2.9)
   Power trading unrealized gains                  --           --         (1.3)
   Other                                           --          4.3         (5.9)
                                             --------     --------     --------
Total Other Income (Deductions)              $     --     $    4.3     $    2.7
                                             --------     --------     --------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       INCOME TAXES

The components of income tax expense were as follows:

Year Ended December 31, (in millions)          2003          2002          2001
----------------------------------------     --------      --------      --------
INCOME TAXES
Current
   Federal                                   $  122.9      $  101.7      $  178.4
   State                                         38.6          13.8          23.9
                                             --------      --------      --------
Total Current                                   161.5         115.5         202.3
                                             --------      --------      --------
Deferred
   Federal                                      (37.3)         13.6         (70.3)
   State                                         (4.9)          4.5          (4.7)
                                             --------      --------      --------
Total Deferred                                  (42.2)         18.1         (75.0)
                                             --------      --------      --------
Deferred Investment Credits                      (7.1)         (7.1)         (7.1)
                                             --------      --------      --------
Total Utility Income Taxes                      112.2         126.5         120.2
                                             --------      --------      --------
Income tax applicable to non-operating
   activities and income of subsidiaries         (0.4)         (2.5)         (2.3)
                                             --------      --------      --------
TOTAL INCOME TAXES                           $  111.8      $  124.0      $  117.9
                                             --------      --------      --------

Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)                 2003                       2002                         2001
-------------------------------------               --------                    --------                    --------
Net income                                          $  162.8                    $  226.9                    $  207.6
Add: Income taxes                                      111.8                       124.0                       117.9
                                                    --------                    --------                    --------
Net Income before Income Taxes                      $  274.6                    $  350.9                    $  325.5
                                                    --------                    --------                    --------
Amount derived by multiplying pretax income
   by statutory rate                                $   96.1          35.0%     $  122.8          35.0%     $  113.9          35.0%
Increases (reductions) in taxes resulting from:
   Book depreciation over related tax
     depreciation                                        0.5           0.2          (0.7)         (0.2)          1.2           0.4
   Amortization of deferred investment
     tax credits                                        (7.1)         (2.6)         (7.1)         (2.0)         (7.1)         (2.2)
   State income taxes, net of federal income
     tax benefit                                        21.8           7.9          13.3           3.8          10.8           3.3
   Other, net                                            0.5           0.2          (4.3)         (1.2)         (0.9)         (0.3)
                                                    --------          ----      --------          ----      --------          ----
TOTAL INCOME TAXES                                  $  111.8          40.7%      $ 124.0          35.4%     $  117.9          36.2%
                                                    --------          ----      --------          ----      --------          ----

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Northern Indiana's net deferred tax liability were as follows:

At December 31, (in millions)                                                2003          2002
----------------------------------------------------------------------     --------      --------
DEFERRED TAX LIABILITIES
   Accelerated depreciation and other property differences                 $  456.2      $  476.3
   Unrecovered gas and fuel costs                                               9.8          19.3
   Other regulatory assets                                                     91.4         102.3
   Reacquisition premium on debt                                                9.5          10.3
                                                                           --------      --------
Total Deferred Tax Liabilities                                                566.9         608.2
                                                                           --------      --------
DEFERRED TAX ASSETS
   Deferred investment tax credits and other regulatory liabilities           (34.0)        (38.8)
   Pensions and other postretirement/postemployment benefits                  (66.8)        (68.8)
   Other, net                                                                 (15.0)        (18.0)
                                                                           --------      --------
Total Deferred Tax Assets                                                    (115.8)       (125.6)
                                                                           --------      --------
Less: Deferred income taxes related to current assets and liabilities         (21.1)         (6.3)
                                                                           --------      --------
NON-CURRENT DEFERRED TAX LIABILITY                                         $  472.2      $  488.9
                                                                           --------      --------

On June 28, 2002, the Governor of Indiana signed into law legislation that increased the Indiana Corporate Income tax rate from 4.5% to 8.5% effective January 1, 2003. As a result, Northern Indiana recorded an additional deferred income tax liability of $64.1 million (net) in the second quarter of 2002 to reflect the impact of the increased tax rate. Northern Indiana recorded a regulatory asset in the amount of $65.0 million to reflect the probable collection of the increased tax liability through future rates. The overall impact on income tax expense in 2002 was a reduction of $0.9 million.

7.       PENSION AND OTHER POSTRETIREMENT BENEFITS

NiSource provides defined contribution plans and a noncontributory defined benefit retirement plan that cover employees of Northern Indiana. Benefits under the defined benefit retirement plan reflect the employees' compensation, years of service and age at retirement. Additionally, Northern Indiana provides health care and life insurance benefits for certain retired employees under NiSource post-retirement benefit plan. The majority of employees may become eligible for these benefits if they reach retirement age while working for Northern Indiana. The expected cost of such benefits is accrued during the employees' years of service. Current rates of rate-regulated companies include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts. In 2000, NiSource began using September 30 as its measurement date rather than December 31 for its pension and postretirement benefit plans.

NiSource employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and asset class volatility. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, small and large capitalizations. Other assets such as private equity and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to mitigate market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying assets. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Asset Mix Policy of Total Fund

          ASSET CATEGORY                 MINIMUM        MAXIMUM
-----------------------------------     ---------      ---------
Domestic Equities                              40%            60%
International Equities                         10%            20%
Fixed Income                                   15%            45%
Real Estate/Alternative Investments             0%            10%
Short-Term Investments                          0%            10%

Pension Plan and Postretirement Plan Asset Mix at September 30, 2003:

                             DEFINED BENEFIT                                POST RETIREMENT
     (In millions)            PENSION ASSETS           9/30/2003          WELFARE PLAN ASSETS         9/30/2003
-----------------------     ------------------     ------------------     -------------------     ------------------
      ASSET CLASS               ASSET VALUE        % OF TOTAL ASSETS          ASSET VALUE         % OF TOTAL ASSETS
-----------------------     ------------------     ------------------     -------------------     ------------------
Domestic Equities           $            509.7                   50.6%    $               0.5                   53.5%
International Equities                   160.1                   15.9%                    0.2                   18.0%
Fixed Income                             288.1                   28.6%                    0.2                   27.2%
Alternative Investments                   47.3                    4.7%                    0.0                    0.0%
Cash/Other                                 2.0                    0.2%                    0.0                    1.3%
-----------------------     ------------------     ------------------     -------------------     ------------------
TOTAL                       $          1,007.2                  100.0%    $               0.9                  100.0%
-----------------------     ------------------     ------------------     -------------------     ------------------

NiSource employs a building block approach with proper consideration of diversification and rebalancing in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are analyzed to ensure that they are consistent with the widely accepted capital market principle that assets with higher volatility generate greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Due to the upswing in the equity markets in 2003, the fair value of NiSource's pension fund assets has increased since September 30, 2002. However, the discount rate used to measure the accumulated benefit obligation has decreased, which slightly offset the increase in the pension assets. In accordance with FASB Statement No. 87, "Employers' Accounting for Pensions," Northern Indiana adjusted its minimum pension liability at December 31, 2003 to recognize its share of the estimated minimum liability. The adjustment resulted in a decrease to the retirement benefit liabilities of $32.3 million, a decrease to deferred income tax assets of $13.2 million and an increase to other comprehensive income of $19.1 million after-tax. As a result of the increase in the fair value of the plans assets, Northern Indiana expects pension expense for 2004 to decrease approximately $16.7 million from the amount recognized in 2003. In addition, Northern Indiana does not expect to make contributions to its pension plan in 2004. However, Northern Indiana expects to contribute $20.3 million to its postretirement medical and life plans in 2004.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Northern Indiana participates in the NiSource pension and postretirement benefit plans. The following disclosures are for the NiSource pension and postretirement benefit plans, which include Northern Indiana and NiSource Corporate Service employees. The following tables provide a reconciliation of the plans' funded status and amounts reflected in NiSource's Consolidated Balance Sheets at December 31 based on a September 30 measurement date:

                                                           PENSION BENEFITS                 OTHER BENEFITS
                                                      --------------------------      --------------------------
(in millions)                                            2003            2002            2003            2002
-------------------------------------------------     ----------      ----------      ----------      ----------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year            $  1,071.5      $    967.2      $    204.8      $    208.4
   Service cost                                             15.6            16.6             3.2             2.6
   Interest cost                                            72.5            69.2            13.7            13.0
   Plan participants' contributions                           --              --             1.7             1.1
   Plan amendments                                           7.5            (4.3)           (0.8)           (2.2)
   Actuarial (gain) loss                                    77.5            90.8            59.5            (5.6)
   Benefits paid                                           (76.5)          (68.0)          (18.7)          (12.5)
                                                      ----------      ----------      ----------      ----------
Benefit obligation at end of year                     $  1,168.1      $  1,071.5      $    263.4      $    204.8
                                                      ----------      ----------      ----------      ----------
CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year     $    900.0      $    953.1      $      1.4      $      1.1
   Actual return on plan assets                            182.8           (25.6)           (2.8)             --
   Employer contributions                                    0.9            40.5            19.3            11.7
   Plan participants' contributions                           --              --             1.7             1.1
   Benefits paid                                           (76.5)          (68.0)          (18.7)          (12.5)
                                                      ----------      ----------      ----------      ----------
Fair value of plan assets at end of year              $  1,007.2      $    900.0      $      0.9      $      1.4
                                                      ----------      ----------      ----------      ----------
   Funded status                                      $   (160.9)     $   (171.5)     $   (262.5)     $   (203.4)
   Contributions made after measurement
     date and before fiscal year end                         0.3             0.2             5.4             1.1
   Unrecognized actuarial (gain) loss                      281.7           329.5           (19.9)          (87.5)
   Unrecognized prior service cost                          42.2            41.4              --              --
   Unrecognized transition obligation                         --             5.5            92.2           103.3
                                                      ----------      ----------      ----------      ----------
NET AMOUNT RECOGNIZED AT END OF YEAR                  $    163.3      $    205.1      $   (184.8)     $   (186.5)
                                                      ----------      ----------      ----------      ----------
AMOUNTS RECOGNIZED IN THE STATEMENT
   OF FINANCIAL POSITION CONSIST OF:
   Prepaid benefit cost                               $       --      $       --
   Accrued benefit liability                              (106.5)         (118.2)
   Intangible asset                                         42.2            46.3
   Accumulated other comprehensive income                  227.6           277.0
                                                      ----------      ----------
NET AMOUNT RECOGNIZED AT END OF YEAR                  $    163.3      $    205.1
                                                      ----------      ----------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                              PENSION BENEFITS             OTHER BENEFITS
                                           ----------------------      ----------------------
                                             2003          2002          2003          2002
                                           --------      --------      --------      --------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
   SEPTEMBER 30,
   Discount rate assumption                    6.25%          7.0%         6.25%          7.0%
   Compensation growth rate assumption          4.0%          4.0%          4.0%          4.0%
   Medical cost trend assumption                 --            --           5.0%          5.5%
   Assets earnings rate assumption              9.0%          9.0%          9.0%          9.0%

                                                                    1% point       1% point
($ in millions)                                                     increase       decrease
--------------------------------------------------------------     ----------     ----------
Effect on service and interest components of net periodic cost            1.7           (1.6)
Effect on accumulated postretirement benefit obligation                  25.6          (23.1)

The following table provides the components of the plans' net periodic benefits cost (benefit) for each of the three years:

                                                       PENSION BENEFITS                          OTHER BENEFITS
                                             ------------------------------------      ------------------------------------
(in millions)                                  2003          2002          2001          2003          2002          2001
----------------------------------------     --------      --------      --------      --------      --------      --------
NET PERIODIC COST
   Service cost                              $   15.6      $   16.6      $   15.9      $    3.2      $    2.6      $    3.8
   Interest cost                                 72.5          69.2          70.3          13.7          13.1          15.9
   Expected return on assets                    (77.8)        (83.2)        (99.9)         (0.1)         (0.1)         (0.4)
   Amortization of transition obligation          5.5           5.5           5.5          10.3          10.5          10.7
   Amortization of prior service cost             6.7           7.9           5.6            --            --           0.2
   Recognized actuarial (gain) or loss           20.3           1.4            --          (5.2)         (8.6)         (6.6)
                                             --------      --------      --------      --------      --------      --------
NET PERIODIC BENEFITS COST (BENEFIT)         $   42.8      $   17.4      $   (2.6)     $   21.9      $   17.5      $   23.6
                                             --------      --------      --------      --------      --------      --------

The expense amounts above are for the total NiSource plan. Northern Indiana recorded pension expense of $32.5 million and $11.7 million for 2003 and 2002, respectively. In 2001, Northern Indiana recorded pension income of $2.8 million. For 2003, 2002 and 2001 Northern Indiana recorded other post-retirement expense of $20.1 million, $14.4 million and $22.0 million, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

8.       AUTHORIZED CLASSES OF CUMULATIVE PREFERRED AND PREFERENCE STOCKS

The authorized classes of par value and no par value cumulative preferred and preference stocks of Northern Indiana are as follows: 2,400,000 shares of Cumulative Preferred with a $100 par value; 3,000,000 shares of Cumulative Preferred with no par value; 2,000,000 shares of Cumulative Preference with a $50 par value (none outstanding); and 3,000,000 shares of Cumulative Preference with no par value (none outstanding).

The preferred stockholders of Northern Indiana have no voting rights, except in the event of default on the payment of four consecutive quarterly dividends, or as required by Indiana law to authorize additional preferred shares, or by the Articles of Incorporation in the event of certain merger transactions.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The redemption prices at December 31, 2003, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days' notice, were as follows:

                                                                                               Redemption
                                                                              Series         Price per Share
                                                                           ------------      ---------------
Northern Indiana Public Service Company:
   Cumulative preferred stock - $100 par value -                                  4-1/4%     $        101.20
                                                                                  4-1/2%     $        100.00
                                                                                   4.22%     $        101.60
                                                                                   4.88%     $        102.00
                                                                                   7.44%     $        101.00
                                                                                   7.50%     $        101.00
   Cumulative preferred stock - no par value adjustable rate (6.00%
      at December 31, 2003), Series A (stated value $50 per share)                           $         50.00

The redemption prices at December 31, 2003, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

                                                  Redemption                          Sinking Fund or Mandatory
Series                                          Price per Share                         Redemption Provisions
----------------------------             -----------------------------               ---------------------------
Cumulative preferred stock -             $100 par value -
   8.35%                                 $102.22, reduced periodically               3,000 shares on or before
                                                                                     July 1; increasing to 6,000
                                                                                     shares beginning in 2004;
                                                                                     noncumulative option to
                                                                                     double amount each year

   7-3/4%                                $103.18, reduced periodically               2,777 shares on or before
                                                                                     December 1; noncumulative
                                                                                     option to double amount
                                                                                     each year

Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 2003, for each of the subsequent five years were as follows:

Year Ending December 31, (in millions)
--------------------------------------
 2004                                             $    0.9
 2005                                                  0.9
 2006                                                  0.9
 2007                                                  0.6
                                                  --------
TOTAL                                             $    3.3
                                                  --------

9.       COMMON STOCK

All of Northern Indiana's common shares are owned by NiSource.

So long as any shares of Northern Indiana's cumulative preferred stock are outstanding, no cash dividends shall be paid or declared upon the common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2003, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 41% of the total capitalization including surplus.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      LONG-TERM DEBT

Sinking fund requirements and maturities of long-term debt outstanding at December 31, 2003, for each of the five years subsequent to December 31, 2003, were as follows:

Year Ending December 31, (in millions)
--------------------------------------
2004                                         $     32.0
2005                                               73.3
2006                                                 --
2007                                               56.0
2008                                               24.0
                                             ----------
TOTAL                                        $    185.3
                                             ----------

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.

11.      SHORT-TERM BORROWINGS - AFFILIATED

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources. Due to NiSource's liquidity position, NFC elected not to renew its $500.0 million 364-day credit facility, which expired on March 20, 2003. The 364-day credit facility was used to issue letters of credit. As a result of the 364-day facility expiring, the NFC $1.25 billion three-year facility that expires on March 23, 2004 was amended to allow for an increase in aggregate letters of credit outstanding from $150.0 million to $500.0 million. The credit facility is guaranteed by NiSource. NFC currently anticipates that its $1.25 billion 3-year credit facility expiring March 23, 2004 will be replaced during the first quarter of 2004 and will be split between a 364-day facility and a 3-year facility. As of December 31, 2003, Northern Indiana had $578.4 million of intercompany short-term borrowings outstanding at an interest rate of 1.74%. As of December 31, 2002, Northern Indiana had $448.9 million of intercompany short-term borrowings outstanding at an interest rate of 2.11%.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amount and estimated fair values of financial instruments were as follows:

                                                  CARRYING        ESTIMATED         Carrying        Estimated
                                                   AMOUNT         FAIR VALUE         Amount         Fair Value
At December 31, (in millions)                       2003             2003             2002             2002
-------------------------------------------     ------------     ------------     ------------     ------------

Long-term investments                           $         --     $         --     $        6.3     $        6.3
Long-term debt (including current portion)             714.0            763.0            843.4            911.4
Preferred stock (including current portion)             84.4             84.8             85.5             86.1

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SALE OF TRADE ACCOUNTS RECEIVABLE. On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells a percentage of ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004. As of December 31, 2003, $166.8 million of Northern Indiana's accounts receivable had been sold by NRC. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana's debt rating falls below BBB- or Baa3 at Standard and Poor's and Moody's, respectively.

Northern Indiana's accounts receivable program qualifies for sale accounting based upon meeting the conditions in SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In the agreement, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Northern Indiana does not retain any interest in the receivables under the agreement.

Under the agreement, Northern Indiana acts as servicer, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

13.      OTHER COMMITMENTS AND CONTINGENCIES

A. CAPITAL EXPENDITURES. Northern Indiana expects that approximately $193.7 million will be expended for construction purposes during 2004.

B. SERVICE AGREEMENTS. Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $16.5 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract.

C. OTHER LEGAL PROCEEDINGS. In the normal course of its business, Northern Indiana has been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on Northern Indiana's consolidated financial position.

D. ENVIRONMENTAL MATTERS.

GENERAL. The operations of Northern Indiana are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Northern Indiana engages in efforts to voluntarily report and reduce greenhouse gas emissions. Northern Indiana will monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.

GAS DISTRIBUTION. Northern Indiana is a "potentially responsible party" (PRP) at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, including at former manufactured gas plant (MGP) sites which it, or its corporate predecessors, own or previously owned or operated. Northern Indiana may be required to share in the cost of clean up of such sites. In addition, Northern Indiana has responsibility for corrective action under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks and under the Toxic Substances Control Act for clean up of polychlorinated biphenyls. The final costs of clean up have not yet been determined. As site investigations and clean ups proceed and as additional information becomes available reserves are adjusted.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A program has been instituted to identify and investigate former MGP sites where Northern Indiana or predecessors are the current or former owner. The program has identified 24 such sites and initial investigations have been conducted at 22 sites. Of these sites, additional investigation activities have been completed or are in progress at 20 sites and remedial measures have been implemented or completed at 9 sites. This effort includes the sites specified in the January 2004 agreement entered into by the Indiana Department of Environmental Management, Northern Indiana, and other Indiana utilities under the Indiana Voluntary Remediation Program. Only those site investigation, characterization and remediation costs currently known and determinable can be considered "probable and reasonably estimable" under SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. Northern Indiana is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, Northern Indiana will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the Security Exchange Commission's Staff Accounting Bulletin No. 92 (SAB No. 92) which covers accounting and disclosures relating to loss contingencies, SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP No. 96-1).

As of December 31, 2003, a reserve of approximately $12.4 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other potentially responsible parties and their financial viability and the extent of environmental response actions required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any environmental response actions required will not have a material effect on its financial position.

ELECTRIC OPERATIONS.

AIR. In December 2001, the U.S. Environmental Protection Agency (EPA) approved regulations developed by the State of Indiana to comply with EPA's nitrogen oxide (NOx) State Implementation Plan (SIP) call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules is required by May 31, 2004. Northern Indiana's plans include the installation of Selective Catalytic Reduction NOx reduction technology at each of its active generating stations to comply with the rules and estimates total capital costs will range from $250.0 to $300.0 million. Actual compliance costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

After a lengthy legal proceeding, the EPA has begun implementing the Particulate Matter and Ozone National Ambient Air Quality Standards it revised in July 1997. As a result, EPA is in the process of designating areas not attaining the standards. After designation, the Clean Air Act provides for a process that would provide for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting rules could require additional reductions in sulfur dioxide, particulate matter and NOx emissions from coal-fired boilers (including Northern Indiana's electric generating stations).

In 2003, the Bush Administration and the EPA proposed new legislation and rules for SO2, NOx and mercury emissions from electric power generating stations. The Administration's Clear Skies Act would provide for significant reductions of SO2, NOx and mercury emissions from electric power generating stations, including Northern Indiana's stations. Similarly, EPA's proposed regulations contain phased in reductions for these three pollutants under alternative control approaches, including emission allowance based trading programs. Until the legislation passes or the rulemaking is completed by EPA and implemented by the States, the potential impact on Northern Indiana will be uncertain. Nonetheless, if implemented, these potential reduction requirements could impose substantial costs on affected utilities, including Northern Indiana.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 1999, the EPA initiated enforcement actions against several electric utilities alleging violations of the new source review provisions of the Clean Air Act and subsequently has issued additional information collection requests to many other utilities. Northern Indiana has received and responded to information requests from the EPA on this subject most recently in June 2002. At this time, Northern Indiana is unable to predict the result of the EPA's review of Northern Indiana's information responses. Subsequent to this activity the EPA has undertaken to reform its New Source Rules.

The EPA has proposed Maximum Achievable Control Technology (MACT) standards for hazardous air pollutants for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. The EPA has issued final regulations for stationary turbines and is expected to issue final standards for the other categories in the near future. The final regulations for turbines are not expected to have a substantial impact on Northern Indiana. Northern Indiana will continue to monitor the proposed MACT standards for potential applicability and cost impact to its operations. Until finalization of the proposed standards, Northern Indiana is unable to predict what, if any, additional compliance costs may result.

The EPA is in the process of developing a program to address regional haze. These rules will mandate that states require power plants built between 1962 and 1977 to install the "best available retrofit technology" (BART). The BART program will target for control by 2013 those pollutants that limit visibility, namely particulate, sulfur dioxide and/or nitrogen oxides. Until the program is developed, Northern Indiana cannot predict the cost of complying with these rules.

WATER. The Great Lakes Water Quality Initiative (GLI) program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana's three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. All issues in subsequent litigation related to the EPA's actions have been resolved with the exception of the EPA's disapproval of IDEM's method for testing whole effluent toxicity. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its lakeside stations. Pending issuance of these permits, the costs of complying with these requirements cannot be predicted at this time.

In 2003 the EPA proposed revised rules under section 316(b) of the Clean Water Act that would establish requirements for minimizing adverse environmental impacts from cooling water intake structures and the water withdrawn by steam electric power plants, including Northern Indiana's electric generating stations. The EPA is expected to issue final rules in 2004. The requirements will be implemented through permits for the affected facilities. Until the rules are finalized and the new permit requirements are established, the costs of complying with these rules cannot be predicted.

REMEDIATION. Northern Indiana is a potentially responsible party under CERCLA and similar state laws at three waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one of these sites, Northern Indiana has entered into an EPA Administrative Order on Consent to perform a removal action in the vicinity of a third party, state permitted landfill where Northern Indiana contracted for fly ash disposal. The site is the subject of a Federal citizens suit and a state court action. Meanwhile, Northern Indiana, the EPA, and the IDEM are currently evaluating the potential for additional actions at this site. In addition, Northern Indiana has corrective action liability under the Resource Conservation & Recovery Act (RCRA) for closure and clean-up costs associated with treatment, storage and disposal sites. As of December 31, 2003, a reserve of approximately $2.9 million has been recorded to cover probable environmental response actions at these sites. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership of operations, the number of other potentially responsible parties and their financial viability and the extent of environmental response required. Based upon investigations and management's understanding of current environmental laws and regulations, Northern Indiana believes that any environmental response required will not have a material effect on the its financial position or results of operations.

E. OPERATING LEASES. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $13.3 million in 2003, $13.3 million in 2002 and $11.5 million in 2001.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are:

(in millions)
-------------
2004                     $     10.9
2005                           10.0
2006                            9.6
2007                            9.2
2008                            7.8
After                          25.3
                         ----------
TOTAL                    $     72.8
                         ----------

F. PURCHASE COMMITMENTS. Northern Indiana has service agreements that provide for pipeline capacity, transportation and storage services. These agreements which have expiration dates ranging from 2004 to 2013, require Northern Indiana to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2003, were:

(in millions)
-------------
2004                     $     79.7
2005                           51.8
2006                           19.5
2007                            9.6
2008                            9.6
After                          32.9
                         ----------
TOTAL                    $    203.1
                         ----------

14.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table displays the components of Accumulated Other Comprehensive Income.

Year Ended December 31, (in millions)                   2003          2002
-------------------------------------------------     --------      --------
Net unrealized gains on cash flow hedges              $    2.6      $    2.3
Minimum pension liability adjustment                    (124.3)       (143.5)
                                                      --------      --------
Total Accumulated Other Comprehensive Income, net     $ (121.7)     $ (141.2)
                                                      --------      --------

15.      SEGMENTS OF BUSINESS

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

During 2002, Northern Indiana re-aligned its reportable segments to reflect its current operating structure. Electric wholesale and wheeling results were moved to the Electric Operations segment.

Northern Indiana's operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana and engages in electric wholesale and wheeling transactions. The Other Operations segment engaged in electric power trading through October 2001. Although Northern Indiana does not participate in power trading activities currently, in the future, Northern Indiana might resume power trading operations. The Other Operations segment reflects power trading results for 2001 only. At December 31, 2003, the Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit.

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

(in millions)                               Gas           Electric          Other         Adjustments          Total
----------------------------------     ------------     ------------     ------------     ------------      ------------
2003
   Operating revenues                  $      999.1     $    1,092.8     $         --     $         --      $    2,091.9
   Depreciation and amortization               84.5            175.1               --               --             259.6
   Utility operating income before
     utility income taxes                      63.5            267.5               --               --             331.0
   Assets                                   1,213.3          2,994.1               --               --           4,207.4
   Capital expenditures                $       46.4     $      225.8     $         --     $         --      $      272.2
                                       ------------     ------------     ------------     ------------      ------------
2002
   Operating revenues                  $      784.8     $    1,137.4     $         --     $         --      $    1,922.2
   Depreciation and amortization               82.5            172.2               --               --             254.7
   Utility operating income before
     utility income taxes                      86.8            322.3               --               --             409.1
   Assets                                   1,171.6          2,941.7               --               --           4,113.3
   Capital expenditures                $       48.7     $      197.8     $         --     $         --      $      246.5
                                       ------------     ------------     ------------     ------------      ------------
2001
   Operating revenues                  $      853.4     $    1,064.5     $      802.1     $     (802.1)     $    1,917.9
   Depreciation and amortization               81.7            166.8               --               --             248.5
   Utility operating income before
     utility income taxes                      60.2            340.7              8.6             (8.6)            400.9
   Assets                                   1,289.3          2,925.3               --               --           4,214.6
   Capital expenditures                $       52.8     $      135.7     $         --     $         --      $      188.5
                                       ------------     ------------     ------------     ------------      ------------

The adjustments above represent the revenues and pre-tax operating income of Northern Indiana's electric trading business which are reflected in the Other Operations segment above but are reported as a component of Other Income (Deductions) in the Statements of Consolidated Income.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data does not always reveal the trend of Northern Indiana's business operations due to nonrecurring items and seasonal weather patterns which affect earnings and related components of net revenues and operating income.

                                                First          Second           Third           Fourth
(in millions)                                  Quarter         Quarter         Quarter          Quarter
-----------------------------------------     ----------      ----------      ----------      ----------
2003
   Operating revenues                         $    761.9      $    402.7      $    399.2      $    528.1
   Operating expenses and taxes                    685.4           359.2           355.3           473.2
                                              ----------      ----------      ----------      ----------
   Operating income                                 76.5            43.5            43.9            54.9
   Other income (deductions)                         0.2            (0.2)           (0.4)            0.4
   Interest charges                                 14.4            14.7            12.9            14.0
                                              ----------      ----------      ----------      ----------
   Net income                                       62.3            28.6            30.6            41.3

   Dividends requirements on preferred stock         1.1             1.2             1.1             1.1
                                              ----------      ----------      ----------      ----------
   Balance available for common stock         $     61.2      $     27.4      $     29.5      $     40.2
                                              ----------      ----------      ----------      ----------
2002
   Operating revenues                         $    550.7      $    426.3      $    399.0      $    546.2
   Operating expenses and taxes                    462.3           368.7           333.2           475.4
                                              ----------      ----------      ----------      ----------
   Operating income                                 88.4            57.6            65.8            70.8
   Other income (deductions)                        (0.1)           (0.2)             --             4.6
   Interest charges                                 15.5            14.6            13.7            16.2
                                              ----------      ----------      ----------      ----------
   Net income                                       72.8            42.8            52.1            59.2

   Dividends requirements on preferred stock         1.9             1.8             1.9             1.2
                                              ----------      ----------      ----------      ----------
   Balance available for common stock         $     70.9      $     41.0      $     50.2      $     58.0
                                              ----------      ----------      ----------      ----------

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2003

                                                                              Additions
                                                                 -------------------------------   Deductions for
                                                                   Charged to        Charged        Purposes for
                                                   Balance         Costs and         to Other       which Reserves      Balance
Description ($ in millions)                      Jan. 1, 2003       Expenses         Accounts        were Created    Dec. 31, 2003
-------------------------------------------     --------------   --------------   --------------    --------------   --------------
Reserves Deducted in Consolidated Balance
   Sheet from Assets to Which They Apply:
     Reserve for accounts receivable                       8.4             22.5               --              20.6             10.3

Reserves Classified Under Reserve Section
   of Consolidated Balance Sheet:
     Environmental reserves                               13.0              4.2               --               1.9             15.3
     Restructuring reserves                                2.4             (0.2)              --               1.0              1.2
     Accumulated provision for rate refunds                0.9             14.4             (0.2)              5.2              9.9
     Unpaid medical claims                                 2.9               --               --                --              2.9
     Gas air conditioning development
         funding reserve                                   0.2               --               --                --              0.2
     Amount owned for purchase
         gas imbalance                                     0.4               --               --               0.4               --
     Construction project reserve                          3.2               --               --               3.2               --

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2002

                                                                            Additions
                                                                 -------------------------------  Deductions for
                                                                   Charged to        Charged       Purposes for
                                                    Balance        Costs and         to Other      which Reserves      Balance
Description ($ in millions)                      Jan. 1, 2002       Expenses         Accounts       were Created    Dec. 31, 2002
-------------------------------------------     --------------   --------------   --------------   --------------   --------------
Reserves Deducted in Consolidated Balance
   Sheet from Assets to Which They Apply:
     Reserve for accounts receivable                      11.9             14.2               --             17.7              8.4

Reserves Classified Under Reserve Section
   of Consolidated Balance Sheet:
     Environmental reserves                               15.4              1.1               --              3.5             13.0
     Restructuring reserves                                9.7             (1.9)              --              5.4              2.4
     Accumulated provision for rate refunds                1.4               --              0.5              1.0              0.9
     Unpaid medical claims                                 2.9               --               --               --              2.9
     Gas air conditioning development
         funding reserve                                   0.2               --               --               --              0.2
     Amount owned for purchase
         gas imbalance                                     0.4               --               --               --              0.4
     Construction project reserve                          3.2               --               --               --              3.2

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                      TWELVE MONTHS ENDED DECEMBER 31, 2001

                                                                          Additions
                                                                ------------------------------   Deductions for
                                                                 Charged to        Charged        Purposes for
                                                  Balance        Costs and         to Other       which Reserves        Balance
Description ($ in millions)                     Jan. 1, 2001      Expenses         Accounts        were Created      Dec. 31, 2001
-------------------------------------------     -------------   -------------    -------------    --------------     -------------
Reserves Deducted in Consolidated Balance
   Sheet from Assets to Which They Apply:
     Reserve for accounts receivable                     10.5            15.0               --              13.6              11.9

Reserves Classified Under Reserve Section
   of Consolidated Balance Sheet:
     Environmental reserves                              17.1            (1.0)              --               0.7              15.4
     Restructuring reserves                               1.2             8.5               --                --               9.7
     Accumulated provision for rate refunds               2.6            (1.2)              --                --               1.4
     Unpaid medical claims                                2.9              --               --                --               2.9
     Gas air conditioning development
         funding reserve                                  0.2              --               --                --               0.2
     Amount owned for purchase
         gas imbalance                                    0.4              --               --                --               0.4
     Construction project reserve                         1.8              --              1.4                --               3.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NORTHERN INDIANA PUBLIC SERVICE COMPANY

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Northern Indiana's principal executive officer and its principal financial officer, after evaluating the effectiveness of Northern Indiana's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, Northern Indiana's disclosure controls and procedures were adequate and effective to ensure that material information relating to Northern Indiana and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There was no change in Northern Indiana's internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Northern Indiana's internal control over financial reporting.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NORTHERN INDIANA PUBLIC SERVICE COMPANY

The following is a list of executive officers of Northern Indiana, including their names, ages and offices held, as of December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                               YEARS WITH
                                            NORTHERN INDIANA
                                              OR AFFILIATE
NAME                                AGE        COMPANIES                OFFICE(S) HELD IN PAST 5 YEARS
-------------------------------     ---     ----------------     --------------------------------------------
Mark T. Maassel ...............      49                   26     President since October 2003. Vice
                                                                 President, Regulatory and Governmental
                                                                 Policy of NiSource Corporate Services
                                                                 Company from September 2002 to September
                                                                 2003.  Vice President, Regulatory and
                                                                 Governmental Affairs, Energy Distribution
                                                                 at NiSource Corporate Services Company from
                                                                 January 2001 to August 2002.  Vice
                                                                 President, NiSource Inc. from May 2000 to
                                                                 November 2000.  Vice President, EnergyUSA
                                                                 Retail, Inc. from 1997 to April 1999

Jerry L. Godwin ...............      61                    9     Vice President, Electric Generation and
                                                                 Transmission and Chief Operating Officer
                                                                 since August 2002.  Vice President and
                                                                 General Manager, Electric Supply from July
                                                                 1996 to July 2002

Jeffrey W. Grossman ...........      52                    3     Vice President since January 2001.  Vice
                                                                 President and Controller at NiSource since
                                                                 November 2000

Kenneth P. Foley, Jr ..........      56                   31     General Manager from October 2003 to
                                                                 December 2003.  Vice President,
                                                                 Distribution from August 2002 to August
                                                                 2003. Vice President, Maintenance and
                                                                 Operations, Primary Energy, Inc. from March
                                                                 2000 to August 2002.  Director, Production
                                                                 and Maintenance from January 1997 to
                                                                 February 2000

William M. O'Malley ...........      54                   25     Vice President, Finance since January 2003.
                                                                 Director, Investor Relations from January 2001
                                                                 to December 2002. Director, Consolidated
                                                                 Accounting from January 2000 to December 2001.
                                                                 Chief Accountant from April 1988 to December
                                                                 1999

NORTHERN INDIANA PUBLIC SERVICE COMPANY

David J. Vajda....................     47               26         Vice President and Treasurer since January
                                                                   2003.  Vice President and Treasurer,
                                                                   NiSource, Inc. since January 2003.  Vice
                                                                   President, Finance, Indiana Energy Group
                                                                   of NiSource Corporate Services Company
                                                                   from August 2002 to December 2002.  Vice
                                                                   President, Finance and Administration,
                                                                   Merchant Energy of NiSource Corporate
                                                                   Services Company from October 2000 to
                                                                   August 2002.  Vice President, Finance of
                                                                   Northern Indiana from February 2000 to
                                                                   October 2000.  Controller from July 1996
                                                                   to January 2000.

Throughout the past five years, each of the executive officers has been continuously active in the business of Northern Indiana or its parent, NiSource except as follows: Jeffrey W. Grossman was Vice President and Controller of Columbia Energy Group from May 1996 to October 2000.

The following chart gives information about current directors of Northern
Indiana.

       NAME, AGE AND PRINCIPAL OCCUPATIONS FOR PAST FIVE YEARS
                   AND PRESENT DIRECTORSHIPS HELD                                     HAS BEEN DIRECTOR SINCE
---------------------------------------------------------------------                 -----------------------
Mark T. Maassel, 49                                                                            2003
Director and President since October 2003. Vice President, Regulatory and Governmental Policy of NiSource Corporate Services Company from
September 2002 to September 2003.  Vice President, Regulatory and
Governmental Affairs, Energy Distribution at NiSource Corporate
Services Company from January 2001 to August 2002.  Vice President,
NiSource Inc. from May 2000 to November 2000.  Vice President,
EnergyUSA Retail, Inc. from 1997 to April 1999

Jerry L. Godwin, 61                                                                            2003
Vice President and Chief Operating Officer since August 2002.  Vice
President and General Manager, Electric Supply from July 1996 to July
2002.

Timothy A. Dehring, 45                                                                         2004
General Manager since January 2004. Director, Construction from August
2002 to December 2003.  Vice President, Service Delivery from January
2001 to July 2002.  Manager, Service Deliver and Resource Planning
from February 1997 to December 2000.

ITEM 11.  EXECUTIVE COMPENSATION

NORTHERN INDIANA PUBLIC SERVICE COMPANY

SUMMARY. The following table summarizes all annual and long-term compensation for services provided to Northern Indiana for the years 2003, 2002, and 2001 awarded to, earned by or paid to executive officers of Northern Indiana whose total annual salary and bonus exceeded $100,000 (the "Named Officers"). The following table does not include information relating to the annual and long-term compensation for executive officers who provide service both to Northern Indiana and to NiSource Inc. (NiSource) and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                       Long-Term Compensation
                                      ------------------------------------    ---------------------------------------
                                                                  Other
                                                                  Annual                   Securities     Long-Term     All Other
                                                                  Compen-     Restricted   Under-lying    Incentive      Compen-
    Name and Principal                  Salary       Bonus        sation         Stock      Options/     Plan Payouts     sation
         Position              Year     ($)(1)       ($)(2)       ($)(3)      Award(s)(4)   SARS (#)        ($)(5)        ($)(6)
----------------------------   ----   ----------   ----------   ----------    -----------  -----------   ------------   ----------
Barrett Hatches                2003      265,000       91,425           --        167,680       13,644             --        6,347
    President and Chief        2002      249,996       59,374        4,539             --        9,989        359,185        1,221
    Executive Officer          2001      187,497           --       23,684             --        8,255             --          832

Mark T. Maassel                2003      210,000       60,270        6,472        126,900       10,325             --        8,967
    President                  2002      210,000       49,875        3,023             --        8,562        397,199        7,263
                               2001      220,000           --        3,282             --        7,075             --           --

Jerry L. Godwin,               2003      270,000       77,760        1,141        200,760       16,335             --       11,341
    Vice President, Electric   2002      233,913       60,000       32,476             --        9,989        448,510        1,404
    Generation &               2001      220,000           --           --             --        8,255             --        1,221
    Transmission

Kenneth P. Foley, Jr. (7)      2003      200,239       32,550        2,877          6,060        2,950        104,217        7,379
    General Manager            2002      175,000       28,000           --             --        3,750             --        3,761
                               2001      152,000           --           --             --        3,750             --        4,351

(1) Compensation deferred at the election of Named Officer is reported in the category and year in which such compensation was earned. The 2001 amount for Mr. Hatches includes salary for April 1, 2001 through December 31, 2001.

(2)      All bonuses are paid pursuant to the NiSource Annual Incentive Plan.

(3) The 2002 amount for Mr. Godwin includes imputed income of $15,570 for the purchase of a company automobile and an associated tax allowance of $10,380. The 2001 amount shown for Mr. Hatches includes a relocation allowance of $11,681 and a related tax allowance of $8,681.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

(4) Represents restricted and contingent stock awarded under the NiSource Time Accelerated Restricted Stock Award Program ("TARSAP") which began in 2003. The amounts shown are based on the closing sale price of NiSource's common stock on December 31, 2002, as reported on the New York Stock Exchange Composite Transactions Tape. Vesting of restricted stock under the Long Term Incentive Plan in prior years were performance based and are shown under the Long-Term Incentive Plan Payouts column. See Note 5 below. As of December 31, 2003, the total NiSource shares outstanding under the TARSAP (including those shares held by the Named Officers) was 709,785 with an aggregate value of $11,300,006.55, based on NiSource's closing market price on such date ($21.94).

(5) The payouts shown are based on the value, at date of vesting, of restricted shares awarded under NiSource's Long-Term Incentive Plan which vested during the years shown. Total restricted shares held (assuming 100% vesting) and aggregate market value at December 31, 2003 (based on the closing sale price of the Common Stock on that date as reported on the New York Stock Exchange Composite Transactions Tape for the Named Officers were as follows: Mr. Hatches, 20,447 shares valued at $448,607, Mr. Maassel, 16,685 shares valued at $366,069, Mr. Godwin, 22,101 shares valued at $484,896 and Mr. Foley, 303 shares valued at $6,060. Dividends on the restricted shares are paid to the Named Officers.

(6) "All Other Compensation" represents NiSource's contributions to the 401(K) Plan $6,346 for Mr. Hatches, $8,967 for Mr. Maassel, $11,341 for Mr. Godwin and $7,379 for Mr. Foley.

(7) The 2003 amount shown for Mr. Foley reflects the value of restricted stock vesting under the PEI Holdings, Inc. incentive plan.

OPTION GRANTS IN 2003. The following table sets forth information concerning the grants of options to purchase common stock NiSource made during 2003 to the Named Officers. No stock appreciation rights were awarded during 2003.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                         Number of      Percent of Total
                         Securities      Options/SARS
                         Under-lying      Granted to        Exercise or      Market Price                      Grant Date
                         Options/SARS    Employees in        Base Price       on Date of       Expiration     Present Value
Name                    Granted (#)(1)  Fiscal Year (2)      ($/SH)(3)          Grant             Date            ($)(4)
---------------------   --------------  ---------------     ------------     ------------     ------------    -------------
Barrett Hatches                 13,644             0.55           19.840           19.840       12/31/2012           46,253
Mark T. Maassel                 10,325             0.42           19.840           19.840       12/31/2012           35,002
Jerry L. Godwin,                16,335             0.66           19.840           19.840       12/31/2012           55,376
Kenneth P. Foley, Jr             2,950             0.12           19.840           19.840       12/31/2012           10,000

(1) All options granted in 2003 are fully exercisable commencing one year from the date of grant. Vesting may be accelerated as a result of certain events relating to a change in control of NiSource. The exercise price may be paid by delivery of already owned shares of common stock and tax withholding obligation related to exercise may be paid by delivery of already owned shares of common stock or by reducing the number of shares of common stock received on exercise, subject to certain conditions.

(2) Based on an aggregate of 2,464,996 options granted to all NiSource employees in 2003.

(3) The options were granted on January 1, 2003 at the average of high and low sale prices of NiSource common stock on December 31, 2002 as reported on the New York Stock Exchange Composite Transactions Tape.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

(4) Grant date present value is determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model for the January 1, 2003 grants (expiring December 31, 2012) were as follows: expected volatility - 30% (estimated stock price volatility for the term of the grant); risk-free rate of return - 4.05% (the rate for a ten-year U.S. treasury); discount for risk of forfeiture - 10%; estimated annual dividend - $0.92; expected option term - ten years; and vesting - 100% one year after date of grant. No assumption was made relating to non-transferability. Actual gains, if any, on option exercises and common shares are dependent on the future performance of the common stock and overall market condition. The amounts reflected in this table may not be achieved.

OPTION EXERCISES IN 2003. The following table sets forth certain information concerning the exercise of options or stock appreciation rights during 2003 by each of the Named Officers and the number and value of unexercised options and stock appreciation rights at December 31, 2003.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                     Number of Securities                 Value of Unexercised
                                                                    Underlying Unexercised                   In-the-Money
                                                                        Options/SARS at                     Options/SARS at
                                                                      Fiscal Year-End (#)                Fiscal Year-End ($)(1)
                        Shares Acquired         Value          ---------------------------------   ---------------------------------
Name                    on Exercise (#)      Realized ($)       Exercisable       Unexercisable     Exercisable       Unexercisable
--------------------    ---------------     --------------     --------------     --------------   --------------     --------------
Barrett Hatches                      --                 --             18,244             13,644            9,340             28,652
Mark T. Maassel                  24,000            106,241             59,637             10,325           63,724             20,856
Jerry L. Godwin                      --                 --             70,244             16,355           98,792             32,997
Kenneth P. Foley, Jr                                                   22,000              2,950           19,452              5,959

(1) Represents the difference between the option exercise price and $21.86, the average of high and low sale prices of the common shares on December 31, 2003, as reported on the New York Stock Exchange Composite Transactions Tape.

LONG-TERM INCENTIVE PLAN AWARDS IN 2003. The following table sets forth information concerning the shares of NiSource restricted stock and shares of contingent stock awarded pursuant to the Long-Term Incentive Plan during 2003 to each of the Named Officers.

                                 Number        Performance
                               of Shares,        or Other               Estimated Future Payouts Under
                                Units or       Period Until               Non-Stock Price-Base Plans
                                 Other          Maturation      ----------------------------------------------
Name                           Rights (#)       or Payout       Threshold (#)     Target (#)       Maximum(#)
-------------------------     ------------     ------------     ------------     ------------     ------------
Barrett Hatches (1)                  8,384        3/6 years          167,680          167,680          167,680
Mark T, Maassel (1)                  6,345        3/6 years          126,900          126,900          126,900
Jerry L. Godwin (2)                 10,038        3/6 years          200,760          200,760          200,760
Kenneth P. Foley, Jr. (1)              303        3/6 years            6,060            6,060            6,060

(1) The awards for Messrs. Hatches, Maassel and Foley reflected above consist of grants of restricted stock under the Long Term Incentive Plan which were made on January 1, 2003, pursuant to NiSource's TARSAP. Restrictions with respect to the awards will lapse on December 31, 2008; however, if at the end of the three year performance cycle (that began on January 1, 2003 and will end on December 31, 2005) NiSource meets both a peer group target (a 60% percentile for relative total stockholder return ranking) and an absolute target (a 12% annualized compound total stockholder return), the restrictions with respect to the awards will lapse on December 31, 2005. The restrictions with respect to the awards will lapse upon the death or disability of the grantee. Upon the death or disability of the grantee, the grantee will receive a partial distribution of the restricted stock awarded on a pro rata basis based on a quarterly distribution schedule contained in the restricted stock agreement between NiSource and each grantee with respect to each grant.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

(2) The award for Mr. Godwin reflected above consist of grants of contingent stock under the Long Term Incentive Plan which were made on January 1, 2003, pursuant to NiSource's TARSAP. Restrictions with respect to the awards will lapse on December 31, 2008; however, if at the end of the three year performance cycle (that began on January 1, 2003 and will end on December 31, 2005) NiSource meets both a peer group target (a 60% percentile for relative total stockholder return ranking) and an absolute target (a 12% annualized compound total stockholder return), the restrictions with respect to the awards will lapse on December 31, 2005. If both of the targets are not met, restrictions with respect to the award will not lapse at the end of a three year performance cycle but will lapse on the sixth anniversary of the date of grant of the award. The restrictions with respect to the awards will lapse upon the death or disability of the grantee. Upon (i) the death or disability of the grantee or (ii) the voluntarily or involuntarily termination without cause, upon the grantee having attained age 55 and completed 10 years of service with NiSource or its affiliates, the grantee will receive a partial distribution of the contingent stock awarded on a pro rata basis based on a quarterly distribution schedule contained in the contingent stock agreement between NiSource and each grantee with respect to each grant.

PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The following table shows estimated annual benefits, giving effect to NiSource's Pension Plan and Supplemental Executive Retirement Plan, payable upon retirement to persons in the specified remuneration and years-of-service classifications. The NiSource Supplemental Executive Retirement Plan applies to all of the Named Officers (other than Mr. Foley) and other employees who are selected by the NiSource board of directors to participate in the plan. The estimated annual benefits for Mr. Foley, therefore, will be less then the amounts shown below.

                               PENSION PLAN TABLE

                                       Years of Service
Remuneration          15               20               25               30               35
------------     ------------     ------------     ------------     ------------     ------------
200,000                75,511          100,348          105,348          110,348          110,348
300,000               119,511          159,348          166,848          174,348          174,348
400,000               164,511          219,348          229,348          239,348          239,348
500,000               209,511          279,348          291,848          304,348          304,348

The credited years of service for each of the Named Officers (other than Messrs. Foley, Vajda and O'Malley), pursuant to the Pension Plan and Supplemental Executive Retirement Plan, are as follows: Barrett Hatches - 3 years; Mark Maassel - 26 years; Jerry Godwin - 9 years; and Kenneth P. Foley, Jr. - 31 years. Mr. Godwin has an agreement with NiSource that will entitle him, under certain circumstances, to an additional five years of credited service under the Pension Plan and Supplemental Executive Retirement Plan in early 2005.

Upon their retirement, regular employees and officers of NiSource and its subsidiaries which adopt the plan (including directors who are also full-time officers) will be entitled to a monthly pension in accordance with the provisions of NiSource pension plan, originally effective as of January 1, 1945. The directors who are not and have not been officers of NiSource or its subsidiaries are not included in the pension plan. The pensions are payable out of a trust fund established under the pension plan with The Northern Trust Company, trustee. The trust fund consists of contributions made by NiSource and the earnings of the fund. Over a period of years the contributions are intended to result in overall actuarial solvency of the trust fund. The pension plan of NiSource has been determined by the Internal Revenue Service to be qualified under Section 401 of the Internal Revenue Code.

The pension plan was amended and restated effective July 1, 2002 to add a "cash balance feature." Participants in the plan as of December 31, 2002 were entitled to elect to remain in the "final average pay feature" of the plan or to begin participating in the new cash balance feature. Participants hired on and after January 1, 2002 automatically participate in the cash balance feature. A participant in the cash balance feature will have a benefit consisting of his or her opening account balance (his or her accrued benefit under the final average pay feature of the plan as of December 31, 2002, if any) plus annual pay and interest credits to his or her cash balance account. Pay credits equal a percentage of compensation based on the participant's combined age and service. Interest is credited to his or her account based on the interest rate on 30-year treasury securities, as determined by the Internal Revenue Service, for the September immediately preceding the first day of each year, but not less than 4%. Upon retirement, termination of employment or death, the participant or his or her beneficiary will receive a benefit that is the equivalent of his or her cash balance account balance. Participants and beneficiaries are entitled to elect to receive payment of this benefit pursuant to various alternatives including a lump sum option.

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Pension benefits are determined separately under the final average pay portion of the plan for each participant. The formula for a monthly payment for retirement at age 65 is 1.7% of average monthly compensation multiplied by years of service (to a maximum of 30 years) plus 0.6% of average monthly compensation multiplied by years of service over 30. Average monthly compensation is the average for the 60 consecutive highest-paid months in the employee's last 120 months of service. Covered compensation is defined as wages reported as W-2 earnings (up to a limit set forth in the Internal Revenue Code and adjusted periodically) plus any salary reduction contributions made under NiSource's 401(k) plan, minus any portion of a bonus in excess of 50% of base pay and any amounts paid for unused vacation time and vacation days carried forward from prior years. The benefits listed in the Pension Plan table are not subject to any deduction for Social Security or other offset amounts.

For each officer and employee who first participated in the Supplemental Retirement Plan prior to January 23, 2004, the Supplemental Executive Retirement Plan provides a retirement benefit at age 65 of the greater of (i) 60% of five-year average pay (prorated for less than 20 years of service) and an additional 0.5% of 5-year average pay per year for participants with between 20 and 30 years of service, less Primary Social Security Benefits or (ii) the benefit formula under the NiSource Pension Plan. In either case, the benefit is reduced by the actual pension payable from the NiSource Pension Plan. In addition, the Supplemental Executive Retirement Plan provides certain early retirement and disability benefits and pre-retirement death benefits for the spouse of a participant.

For each officer and employee who first participates in the Supplemental Retirement Plan on and after January 23, 2004, the Supplemental Executive Retirement Plan provides a credit into a notional account as of the last day of each year beginning on or after January 1, 2004 equal to five percent of the officer or employee's compensation. Interest will be credited to the account until distribution upon termination of employment after five or more years of service with NiSource and its affiliates. In addition, the Officer Nomination and Compensation Committee, subject to approval of the Board of NiSource, may authorize supplemental credits to an officer or employee's account in such amounts and at such times, and subject to such specific terms and provisions, as authorized by the Committee. Benefits from the Supplemental Executive
Retirement Plan are to be paid from the general assets of NiSource.

Effective January 1, 2004, NiSource assumed sponsorship of the Pension Restoration Plan for Columbia Energy Group, renamed the plan the "Pension Restoration Plan for NiSource and Affiliates," and broadened the plan to include all employees of NiSource and its affiliates whose benefits under the applicable tax-qualified pension plan are limited by sections 415 and 401(a)(17) of the Internal Revenue Code.

Effective January 1, 2004, NiSource assumed sponsorship of the Savings Restoration Plan for Columbia Energy Group, renamed the plan the "Savings Restoration Plan for NiSource and Affiliates," and broadened the plan to include all employees of NiSource and its affiliates. The revised Savings Restoration Plan provides for a supplemental benefit equal to the difference between (i) the benefit an employee would have received under the NiSource Retirement Savings Plan had such benefit not been limited by sections 415 and 401(a)(17) of the Internal Revenue Code and reduced by his deferrals into NiSource's Executive Deferred Compensation Plan, minus (ii) the actual benefit he received under the Savings Plan.

NISOURCE CHANGE IN CONTROL AND TERMINATION AGREEMENTS

The board of directors of NiSource has authorized Change in Control and Termination Agreements with Messrs. Hatches, Maassel and Godwin. NiSource believes that these agreements and related shareholder rights protections are in the best interests of the shareholders, to insure that in the event of extraordinary events, totally independent judgment is enhanced to maximize shareholder value. The agreements can be terminated on three years' notice and provide for the payment of specified benefits if the executive terminates employment for good reason or is terminated by NiSource for any reason other than good cause within 24 months following certain changes in control. Each of these agreements also provides for payment of these benefits if the executive voluntarily terminates employment during a specified one-month period within 24 months following a change in control. No amounts will be payable under the agreements if the executive's employment is terminated by NiSource for good cause (as defined in the agreements).

NORTHERN INDIANA PUBLIC SERVICE COMPANY

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

In connection with a corporate restructuring, NiSource entered into a severance agreement with Mr. Hatches entitling him to receive a lump sum payment of $265,000 and a lump sum payment equal to 130% of 52 weeks of COBRA payments. Pursuant to the agreement, Mr. Hatches was treated as an active employee of Northern Indiana until January 1, 2004 for purposes of vesting with respect to awards under NiSource Inc.'s 1994 Long Term Incentive Plan. The NiSource board of directors also accelerated to January 1, 2004 the vesting of certain grants under its 1994 Long Term Incentive that were scheduled to vest on April 1, 2004. Mr. Hatches forfeited any restricted stock awards that he had received under NiSource's TARSAP Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services Company, a wholly-owned subsidiary of NiSource.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

NORTHERN INDIANA PUBLIC SERVICE COMPANY

The following table represents the aggregate fees for professional audit services rendered to Northern Indiana Public Service Company's (Northern Indiana) corporate parent NiSource Inc. (NiSource) by Arthur Andersen LLP, NiSource's former independent auditor, and Deloitte & Touche LLP (Deloitte), NiSource's current independent auditor, for the audit of NiSource's and Northern Indiana's annual financial statements for the years ended December 31, 2002 and 2003, and fees billed for other services rendered by Arthur Andersen LLP and Deloitte during those periods. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

Year Ended December 31, (in thousands)          2003                       2002                     2002
                                        ---------------------     ---------------------     ---------------------
                                        Deloitte & Touche LLP     Deloitte & Touche LLP      Arthur Andersen LLP
                                        ---------------------     ---------------------     ---------------------
   Audit Fees (1)                       $             3,385.1     $             4,809.5     $               264.0
   Audit-Related Fees (2)                               991.7                     620.0                      74.0
   Tax Fees (3)                                         110.7                     137.0                      23.8
   All Other Fees (4)                                    23.5                        --                      25.0
                                        ---------------------     ---------------------     ---------------------
TOTAL ACCOUNTING FEES AND SERVICES:     $             4,511.0     $             5,566.5     $               386.8
                                        ---------------------     ---------------------     ---------------------

(1) Audit Fees -- These are fees for professional services performed by Deloitte for the audit of NiSource's and Northern Indiana's annual financial statements and review of financial statements included in NiSource's and Northern Indiana's 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts shown for Deloitte for 2002 include $2,600.0 thousand in fees related to the re-auditing of years 2000 and 2001 which had been previously audited by Arthur Andersen LLP.

(2) Audit-Related Fees -- These are fees for the assurance and related services performed by Deloitte that are reasonably related to the performance of the audit or review of NiSource's and Northern Indiana's financial statements.

(3) Tax Fees -- These are fees for professional services performed by Deloitte with respect to tax compliance, tax advice and tax planning.

(4) All Other Fees -- These are fees for permissible work performed by Deloitte that does not meet the above categories.

Pre-Approval Policies and Procedures. During fiscal year 2003, the Audit Committee of NiSource approved all audit, audit related and non-audit services provided to NiSource or Northern Indiana by Deloitte prior to management engaging the auditor for those purposes. The Audit Committee's current practice is to consider for pre-approval annually all audit, audit related and non-audit services proposed to be provided by our independent auditors for the fiscal year. Additional fees for other proposed audit-related or non-audit services which have been properly presented to the Pre-Approval Subcommittee of the Audit Committee (consisting of Ian M. Rolland) by the Vice President and Controller of NiSource (not within the scope of the approved audit engagement) may be considered and, if appropriate, approved by the Pre-Approval Subcommittee of the Audit Committee. In no event, however, will (i) any non-audit related service be presented or approved that would result in the independent auditor no longer being considered independent under the applicable Securities and Exchange Commission rules or (ii) any service be presented or approved by the Pre-Approval Subcommittee the fees for which are estimated to exceed $100,000.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Exhibits

The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index. Each management contract or compensatory plan or arrangement of Northern Indiana, listed on the Exhibit Index, is separately identified by an asterisk.

Financial Statement Schedules

All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.

Reports on Form 8-K
None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  Northern Indiana Public Service Company
                                  ----------------------------------------------
                                               (Registrant)

Date March 19, 2004           By:            /s/ MARK T. MAASSEL
     --------------               ----------------------------------------------
                                                Mark T. Maassel
                                                  President
                                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK T. MAASSEL                 President and Director                   March 19, 2004
---------------------------         (Principal Executive Officer)
Mark t. Maassel

/s/ JEFFREY W. GROSSMAN             Vice President                           March 19, 2004
---------------------------         (Principal Accounting Officer)
Jeffrey W. Grossman

/s/ WILLIAM M. O'MALLEY             Vice President, Finance                  March 19, 2004
---------------------------         (Principal Financial Officer)
William M. O'Malley

/s/ JERRY L. GODWIN.                Vice President, Electric Generation      March 19, 2004
---------------------------         and Transmission, and Chief
Jerry L. Godwin                     Operating Officer and Director
                                                                             March 19, 2004

/s/ KENNETH FOLEY JR.               General Manager and Director             March 19, 2004
---------------------------
Kenneth Foley Jr.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Exhibit
Number                            Description of Item
-------  -----------------------------------------------------------------------
(3.1)    Articles of Incorporation of Northern Indiana Public Service Company
         (Northern Indiana) as amended through November 9, 2000.**

(3.2)    By-laws of Northern Indiana as amended through October 6, 2003.**

(4.1)    Indenture, dated as of March 1, 1988, between Northern Indiana and
         Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to Northern Indiana Registration Statement
         (Registration No. 33-44193)).

(4.2)    First Supplemental Indenture, dated as of December 1, 1991, between
         Northern Indiana and Manufacturers Hanover Trust Company, as Trustee
         (incorporated by reference to Exhibit 4.1 to Northern Indiana
         Registration Statement (Registration No. 33-63870)).

(4.3)    Financing Agreement No. 1 dated November 1, 1988 with Jasper County,
         Indiana regarding $37,000,000 Series 1988A Pollution Control Refunding
         Revenue Bonds. Identical financing agreements between Registrant and Jasper County provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C and $24,000,000 Series 1988D Pollution Control
         Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to
         Northern Indiana Current Report on Form 8-K dated March 16, 1989).

(4.4) Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and
         $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds
         (incorporated by reference to Exhibit 4.16 to the Northern Indiana
         Annual Report on Form 10-K for the year ended December 31, 1994).

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

(10.3)   Receivables Purchase Agreement, dated as of December 30, 2003 among
         NIPSCO Receivables Corporation, Seller; CAFCO, LLC, Conduit Purchaser;
         Citibank, N.A., and Danske Bank A/S, Cayman Islands Branch, Bank
         Purchasers; Citicorp North America, Inc., Agent; and Northern Indiana,
         Servicer.  **

(10.4)   Receivables Sale Agreement, dated as of December 30, 2003, between
         Northern Indiana, Seller, and NIPSCO Receivables Corporation,
         Purchaser. **

(10.5)   Financing Agreement dated as of December 1, 2003 between Jasper County,
         Indiana and Northern Indiana.**

(10.6) Insurance Agreement, dated as of December 18, 2003, by and between AMBAC Assurance Corporation and Northern Indiana.**

(21)     List of Subsidiaries.**

(23)     Consent of Deloitte & Touche LLP.**

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Exhibit
Number                           Description of Item
-------  -----------------------------------------------------------------------
(31.1)   Certification of Mark T. Maassel, Principal  Executive Officer,
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2) Certification of William M. O'Malley, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1) Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(32.2) Certification of William M. O'Malley, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*Management contract or compensatory plan arrangement of Northern Indiana. **Exhibit filed herewith.