Form 10-Q
period 2004-03-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2004-05-07
CIK 72843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ]  No [X]

As of May 1, 2004, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Statements of Consolidated Income ...........................      3

                    Consolidated Balance Sheets..................................      4

                    Statements of Consolidated Cash Flows........................      6

                    Statements of Consolidated Comprehensive Income .............      7

                    Notes to Consolidated Financial Statements...................      8

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............     13

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk...     22

          Item 4.   Controls and Procedures......................................     22

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings ...........................................     23

          Item 2.   Changes in Securities and Use of Proceeds....................     23

          Item 3.   Defaults Upon Senior Securities .............................     23

          Item 4.   Submission of Matters to a Vote of Security Holders..........     23

          Item 5.   Other Information............................................     23

          Item 6.   Exhibits and Reports on Form 8-K.............................     23

          Signature...............................................................    24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

Three Months Ended March 31, (in millions)                     2004            2003
                                                            ----------      ----------
OPERATING REVENUES
   Gas                                                      $    414.4      $    492.4
   Gas-Affiliated                                                  1.1             6.7
   Electric                                                      255.7           255.9
   Electric-Affiliated                                             5.2             6.9
                                                            ----------      ----------
   Gross Operating Revenues                                      676.4           761.9
                                                            ----------      ----------
COST OF ENERGY
   Gas costs                                                     302.5           372.7
   Gas costs-Affiliated                                             --             0.6
   Fuel for electric generation                                   54.4            49.7
   Fuel for electric generation-Affiliated                         1.3             0.8
   Power purchased                                                18.6            26.0
   Power purchased-Affiliated                                      7.1            16.8
                                                            ----------      ----------
   Cost of sales                                                 383.9           466.6
                                                            ----------      ----------
Total Net Revenues                                               292.5           295.3
                                                            ----------      ----------
OPERATING EXPENSES
   Operation                                                      74.6            67.2
   Maintenance                                                    17.2            18.3
   Depreciation and amortization                                  65.5            64.3
   Other taxes                                                    26.7            26.6
                                                            ----------      ----------
Total Operating Expenses                                         184.0           176.4
                                                            ----------      ----------
UTILITY OPERATING INCOME BEFORE UTILITY
   INCOME TAXES                                                  108.5           118.9
                                                            ----------      ----------
UTILITY INCOME TAXES                                              40.7            42.4
                                                            ----------      ----------
UTILITY OPERATING INCOME                                          67.8            76.5
                                                            ----------      ----------
OTHER INCOME (DEDUCTIONS)                                          1.5             0.2
                                                            ----------      ----------
INTEREST
   Interest on long-term debt                                      8.0            11.7
   Other interest                                                  0.7              --
   Other interest-Affiliated                                       2.1             1.7
   Amortization of premium, reacquisition premium,
     discount and expense on debt, net                             1.0             1.0
                                                            ----------      ----------
Total Interest                                                    11.8            14.4
                                                            ----------      ----------
NET INCOME                                                  $     57.5      $     62.3
                                                            ==========      ==========

DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                          1.1             1.1
                                                            ----------      ----------
BALANCE AVAILABLE FOR COMMON SHARES                         $     56.4      $     61.2
                                                            ----------      ----------
COMMON DIVIDENDS DECLARED                                   $       --      $       --
                                                            ----------      ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,     December 31,
(in millions)                                                                 2004            2003
                                                                           ----------      ----------
                                                                          (unaudited)
ASSETS
UTILITY PLANT, at original cost
   Electric                                                                $  4,799.7      $  4,774.1
   Gas                                                                        1,501.4         1,494.0
   Common                                                                       368.5           368.0
                                                                           ----------      ----------
   Total Utility Plant                                                        6,669.6         6,636.1
                                                                           ----------      ----------
   Less - Accumulated provision for depreciation
     and amortization                                                         3,121.7         3,082.7
                                                                           ----------      ----------
Net Utility Plant                                                             3,547.9         3,553.4
                                                                           ----------      ----------
OTHER PROPERTY AND INVESTMENTS                                                    2.4             2.4
                                                                           ----------      ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                      8.3             0.3
   Restricted cash                                                                1.7             2.6
   Accounts receivable (less reserve of $11.2 and $9.6, respectively)            53.9            69.7
   Unbilled revenue (less reserve of $0.3 and $0.7, respectively)                40.9            74.2
   Materials and supplies, at average cost                                       44.0            43.8
   Electric production fuel, at average cost                                     31.1            29.0
   Natural gas in storage, at last-in, first-out cost                            22.3           131.8
   Price risk management assets                                                   2.6             4.6
   Regulatory assets                                                             13.2            12.4
   Prepayments and other                                                         59.2            41.0
                                                                           ----------      ----------
Total Current Assets                                                            277.2           409.4
                                                                           ----------      ----------
OTHER ASSETS:
   Regulatory assets                                                            206.5           210.4
   Intangible assets                                                             25.2            25.2
   Deferred charges and other                                                     5.9             6.6
                                                                           ----------      ----------
Total Other Assets                                                              237.6           242.2
                                                                           ----------      ----------
TOTAL ASSETS                                                               $  4,065.1      $  4,207.4
                                                                           ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,       December 31,
(in millions)                                                                2004              2003
                                                                         ------------      ------------
                                                                         (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity                                              $    1,027.0      $      971.8
Preferred Stocks --
   Series without mandatory redemption provisions                                81.1              81.1
Long-term debt, excluding amounts due within one year                           571.0             682.0
                                                                         ------------      ------------
Total Capitalization                                                          1,679.1           1,734.9
                                                                         ------------      ------------
CURRENT LIABILITIES
   Current portion of long-term debt                                             32.0              32.0
   Short term borrowings-Affiliated                                             465.7             578.4
   Accounts payable                                                              83.4             140.1
   Accounts payable-Affiliated                                                   14.7              19.9
   Dividends declared on preferred stocks                                         1.1               1.1
   Customer deposits                                                             52.9              51.1
   Taxes accrued                                                                151.2              58.9
   Interest accrued                                                               7.6               6.9
   Overrecovered fuel costs                                                       6.3               1.1
   Overrecovered gas costs                                                       29.2              25.8
   Accrued employment costs                                                      20.5              21.4
   Price risk management liabilities                                              0.4               0.5
   Accrued liability for postretirement and pension benefits                     23.0              13.6
   Other accruals                                                                35.8              55.9
                                                                         ------------      ------------
Total Current Liabilities                                                       923.8           1,006.7
                                                                         ------------      ------------
OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                                        457.0             472.2
   Deferred investment tax credits                                               55.5              57.2
   Deferred credits                                                              19.2              16.9
   Accrued liability for postretirement and pension benefits                    222.9             224.2
   Preferred stock liabilities with mandatory redemption provisions               2.4               2.4
   Regulatory liabilities and other removal costs                               677.9             667.2
   Other noncurrent liabilities                                                  27.3              25.7
                                                                         ------------      ------------
Total Other                                                                   1,462.2           1,465.8
                                                                         ------------      ------------
COMMITMENTS AND CONTINGENCIES                                                      --                --
                                                                         ------------      ------------
TOTAL CAPITALIZATION AND LIABILITIES                                     $    4,065.1      $    4,207.4
                                                                         ============      ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

Three Months Ended March 31, (in millions)                    2004             2003
                                                           ----------       ----------
OPERATING ACTIVITIES
   Net Income                                              $     57.5       $     62.3
   Adjustments to reconcile net income to net cash:
     Depreciation and amortization                               65.5             64.3
     Net changes in price risk management activities              0.8             (0.7)
     Deferred income taxes and investment tax credits           (31.1)           (17.6)
     Amortization of discount/premium on debt                     1.0              1.0
   Changes in assets and liabilities:
     Restricted cash                                              0.9               --
     Accounts receivable and unbilled revenue                    49.1            (86.6)
     Inventories                                                107.2             (0.6)
     Accounts payable                                           (51.7)            66.4
     Customer deposits                                            1.8              2.2
     Taxes accrued                                               90.0             80.7
     Interest accrued                                             0.7              3.8
     (Under) Overrecovered gas and fuel costs                     8.6             17.2
     Prepayments and other current assets                        (1.8)            (9.3)
     Regulatory assets/liabilities                                3.8             (4.4)
     Postretirement and postemployment benefits                   8.1             12.7
     Deferred credits                                             0.7            (26.3)
     Other accruals                                             (21.0)             0.6
     Deferred charges and other noncurrent assets                 0.7             (0.4)
     Other noncurrent liabilities                                (1.7)            41.6
                                                           ----------       ----------
Net Cash from Operating Activities                              289.1            206.9
                                                           ----------       ----------
INVESTING ACTIVITIES
     Construction expenditures                                  (56.2)           (63.2)
     Other investing activities, net                               --              6.4
                                                           ----------       ----------
Net Investing Activities                                        (56.2)           (56.8)
                                                           ----------       ----------
FINANCING ACTIVITIES
     Retirement of long-term debt                              (111.1)           (20.0)
     Change in short-term debt                                 (112.7)          (119.1)
     Dividends paid - preferred shares                           (1.1)            (1.2)
                                                           ----------       ----------
Net Financing Activities                                       (224.9)          (140.3)
                                                           ----------       ----------
Increase (decrease) in cash and cash equivalents                  8.0              9.8
Cash and cash equivalents at beginning of period                  0.3              4.4
                                                           ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $      8.3       $     14.2
                                                           ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                      10.5              9.8
     Interest capitalized                                         0.4              0.5
     Cash paid for income taxes                                    --               --
                                                           ----------       ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

Three Months Ended March 31, (in millions)            2004           2003
                                                    --------       --------
Net Income                                          $   57.5       $   62.3
   Other comprehensive loss, net of tax
     Net unrealized losses on cash flow hedges          (1.2)          (0.2)
                                                    --------       --------
Total Comprehensive Income                          $   56.3       $   62.1
                                                    ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF ACCOUNTING PRESENTATION

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

The accompanying unaudited consolidated financial statements for Northern Indiana reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Northern Indiana's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.    REGULATORY MATTERS

On August 11, 1999, the Indiana Utility Regulatory Commission (IURC) approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing for 2002 on August 29, 2002
(GCA5). The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Testimony was filed indicating that some gas costs, for the month of March 2003, should not be recovered. On September 10, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor. Northern Indiana made its annual filing for 2003 on August 26, 2003 (GCA6). The IURC approved implementation of these interim rates subject to refund, effective November 1, 2003. The parties in the cases have raised concerns regarding gas cost recovery similar to those addressed in March 2003. While Northern Indiana pursues settlement of the issues an estimated refund liability was recognized in the first quarter of 2004.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's Federal Energy Regulatory Commission (FERC)-approved tariff. One of the new categories of charges,
Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. An IURC hearing was held on March 15, 2004, with final resolution anticipated during the second quarter 2004.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)


The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO filed detailed tariff information, with a planned initial operation date of March 31, 2004. However, in October 2003, MISO petitioned FERC to withdraw this tariff filing. FERC approved the withdrawal and has provided guidance to MISO as to how it should proceed in the future. On March 31, 2004, MISO submitted a revised energy markets tariff to the FERC for approval. As part of the revised filings, MISO proposes an initial operation date of December 1, 2004. Northern Indiana is actively pursuing a role in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana conducts its electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. This negotiated cap agreement is subject to continuing negotiations. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) has been returned to service.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). The IURC order was appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana, where it was upheld by the Court on March 9, 2004. The Citizens Action Coalition of Indiana failed to take any action to continue the appeal of this case and the Court's decision is now final. Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM, ECR-1, in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, providing for a return on the capital investment through increased rates beginning with the May 2003 customer bills. Through March 31, 2004 the ECRM revenues amounted to $8.2 million. On August 1, 2003, Northern Indiana filed ECR-2 for capital expenditures through June 30, 2003, of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM was filed with the most recent semi-annual filing of the ECT in February 2004, which included a filing of the ECR-3 for capital expenditures through December 31, 2003, of $194.1 million, and an EERM amount of $1.9 million. On March 24, 2004, the IURC approved Northern Indiana's February 2004 filing for ECR-3 and the initial filing of the EERM. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million.

3.    RESTRUCTURING ACTIVITIES

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group. The restructuring activities were primarily associated with reductions in headcount.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)


For all of the restructuring plans, a total of approximately 180 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of March 31, 2004, 161 employees have been terminated. At March 31, 2004 and at December 31, 2003, the consolidated balance sheets reflected liabilities of $1.2 million related to the restructuring plans.

4.    RISK MANAGEMENT ACTIVITIES

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks in its business. Northern Indiana accounts for its derivatives under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133).

HEDGING ACTIVITIES. The activity for the first quarter 2004 and 2003 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

Three Months Ended March 31, (in millions, net of tax)                        2004           2003
                                                                            --------       --------
Unrealized gains on derivatives qualifying as cash flow
   hedges at the beginning of the period                                    $    2.6       $    2.3

Unrealized hedging gains (losses) arising during the period on
   derivatives qualifying as cash flow hedges                                    0.6           (1.2)

Reclassification adjustment for net loss (gain) included in net income          (1.8)           1.0
                                                                            --------       --------

Net unrealized gains on derivatives qualifying as cash
   flow hedges at the end of the period                                     $    1.4       $    2.1
                                                                            --------       --------

Unrealized gains and losses on Northern Indiana's hedges were recorded as price risk management assets and liabilities. The accompanying consolidated balance sheets reflected price risk management assets of $2.6 million and $4.6 million at March 31, 2004 and December 31, 2003, respectively, which were included in "Current Assets." Price risk management liabilities were $0.4 million and $0.5 million at March 31, 2004 and December 31, 2003, respectively, all of which were included in "Current Liabilities."

Northern Indiana is also engaged in writing options that potentially obligates Northern Indiana to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana also uses NYMEX derivative contracts to minimize its gas costs. These contracts do not qualify for hedge accounting and must be marked to fair value. Because these derivatives are used within the framework of its gas cost incentive mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The consolidated balance sheets reflected $0.2 million at March 31, 2004 and December 31, 2003, of price risk management liabilities associated with these programs.

During the first quarter 2004, a gain of $0.1 million was recognized in earnings due to the change in value of certain derivative instruments, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the first quarter, Northern Indiana reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $1.2 million, net of tax.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)


5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB INTERPRETATION NO. 46 - (REVISED DECEMBER 2003) CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities"(FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46 to the first quarter of 2004. Northern Indiana adopted FIN 46 on January 1, 2004. The adoption of FIN 46 had no impact on Northern Indiana's financial position or results of operations.

FASB STAFF POSITION NO. FAS 106-1 - ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003. On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. However, specific authoritative guidance on the accounting for the federal subsidy is currently pending, and Northern Indiana has elected to defer accounting for the effects of this pronouncement as allowed by this staff position. It is expected that the law and pronouncement will reduce the effects of the currently high prescription drug trend rates on Northern Indiana's post-retirement benefits costs and cash flows assuming that Northern Indiana's post-retirement benefits remain unchanged. However, it is not certain at this time what effects this law and pronouncement will have on Northern Indiana's postretirement benefit costs and cash flows.

6.    LEGAL PROCEEDINGS

In the normal course of its business, Northern Indiana has been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on Northern Indiana's consolidated financial position.

7.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table displays the components of Accumulated Other Comprehensive Loss, which is included in "Common shareholder's equity," on the consolidated balance sheets.

                                                     MARCH 31,    December 31,
(in millions, net of tax)                              2004           2003
                                                     --------       --------
Net unrealized gains on cash flow hedges             $    1.4       $    2.6
Minimum pension liability adjustment                   (124.3)        (124.3)
                                                     --------       --------
Total Accumulated Other Comprehensive Loss, net      $ (122.9)      $ (121.7)
                                                     --------       --------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)


9.    PENSION AND OTHER POSTRETIREMENT BENEFITS

Northern Indiana participates in the NiSource pension and postretirement benefit plans. NiSource used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. Northern Indiana does not expect to make contributions to the pension plan in 2004. However, Northern Indiana expects to contribute $20.3 million to the postretirement medical and life plans in 2004. Northern Indiana recognized $4.0 million and $8.1 million in allocated pension expenses, and $7.0 million and $5.0 million in other benefit expenses for the first quarter of 2004 and the first quarter of 2003, respectively.

The following disclosures are for the NiSource pension and postretirement benefit plans, which include Northern Indiana and NiSource Corporate Service employees. The following table provides the components of the plans' net periodic benefits cost (benefit) for first quarter of 2004 as compared to the first quarter of 2003:

                                                    PENSION BENEFITS              OTHER BENEFITS
                                                    ----------------              --------------
Three months ended March 31, (in millions)        2004           2003           2004           2003
                                                --------       --------       --------       --------
NET PERIODIC COST
   Service cost                                 $    4.3       $    3.9       $    1.0       $    0.8
   Interest cost                                    17.6           18.1            4.0            3.4
   Expected return on assets                       (21.8)         (19.5)          (0.1)            --
   Amortization of transitional obligation            --            1.4            2.6            2.6
   Amortization of prior service cost                1.9            1.7             --             --
   Recognized actuarial (gain) loss                  3.8            5.1             --           (1.3)
                                                --------       --------       --------       --------
NET PERIODIC BENEFITS COST (BENEFIT)            $    5.8       $   10.7       $    7.5       $    5.5
                                                --------       --------       --------       --------

10.   BUSINESS SEGMENT INFORMATION

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

The following tables provide information about Northern Indiana business segments. Northern Indiana uses operating income as its primary measurement for each of the reported segments. Operating income is derived from revenues and expenses directly associated with each segment.

($ in millions)                                                 GAS         ELECTRIC       OTHER          TOTAL
                                                              --------      --------      --------       --------
FOR THE THREE MONTHS ENDED MARCH 31, 2004
    Operating revenues                                           415.5         260.9            --          676.4
    Utility operating income before utility income taxes          49.9          58.8          (0.2)         108.5

FOR THE THREE MONTHS ENDED MARCH 31, 2003
    Operating revenues                                           499.1         262.8            --          761.9
    Utility operating income before utility income taxes          66.3          52.6            --          118.9
                                                              --------      --------      --------       --------

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

Realization of Northern Indiana's objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Northern Indiana's businesses, increased competition in deregulated energy markets, dealings with third parties over whom Northern Indiana has no control, the regulatory process regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of Northern Indiana. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

The following Management's Discussion and Analysis should be read in conjunction with Northern Indiana's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

                               CONSOLIDATED REVIEW

RESULTS OF OPERATIONS
THE QUARTER ENDED MARCH 31, 2004

Net Income

Northern Indiana reported net income of $57.5 million for the three months ended March 31, 2004, a decrease of $4.8 million as compared to the $62.3 million recorded in the 2003 period.

Net Revenues

Total consolidated net revenues (operating revenues less cost of sales) for the three months ended March 31, 2004, were $292.5 million, a $2.8 million decrease from the same period last year. The decrease in net revenues was primarily a result of reduced natural gas sales and deliveries due to warmer weather during the first quarter 2004 compared with the same period in 2003 amounting to $4.9 million and a decrease in revenue due to lower residential and commercial non-heating demand. In addition, non-traditional revenues were down $2.3 million. These decreases were partially offset by increased electric net revenues, primarily a result of customer settlement obligations that reduced net revenues in the 2003 period.

Expenses

Operating expenses for the first quarter 2004 were $184.0 million, an increase of $7.6 million over the 2003 period. The increase was primarily due to $4.2 million of redemption premium from the early extinguishment of certain medium-term notes, and increased depreciation and amortization expense of $1.2 million due to plant additions.

Utility Income Taxes

Utility income tax expenses for the first quarter 2004 were $40.7 million, compared to $42.4 million in 2003, due to lower pre-tax income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Other Income (Deductions)

Other Income (Deductions) for the first quarter was $1.5 million, an increase of $1.3 million compared to the 2003 period, primarily due to a decrease in administrative fees associated with sale of accounts receivable and a decrease in donations.

Interest

Interest expense for the first quarter 2004 was $11.8 million, a decrease of $2.6 million compared to the 2003 period, primarily due to a reduction in long-term debt and lower short-term interest rates, partially offset by increased short-term borrowings during the period.

LIQUIDITY AND CAPITAL RESOURCES

Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of Northern Indiana's operations, most notably in the gas distribution and electric businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant, and expand service into new areas.

Net cash from operations for the three months ended March 31, 2004 was $289.1 million, an increase of $82.2 million from the comparable period in 2003, mainly as a result of increased working capital. Cash flow from working capital was $204.8 million, principally driven by decreased natural gas in storage as a result of withdrawing storage in the winter heating season, and a decrease in accounts receivable and unbilled revenue as a result of the timing of collections.

During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes with an average interest rate of 7.5%. The associated redemption premium of $4.2 million was charged to expense.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources. During March 2004, NFC obtained a new $500 million 364-day credit facility and a $750 million 3-year credit facility with a syndicate of banks led by Barclays Capital. The credit facility is guaranteed by NiSource. As of March 31, 2004, Northern Indiana had $465.7 million of intercompany short-term borrowings outstanding at an interest rate of 1.52%. As of December 31, 2003, Northern Indiana had $578.4 million of intercompany short-term borrowings outstanding at an interest rate of 1.74%.

Sale of Trade Receivables

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004. As of March 31, 2004, NRC had sold $200 million of accounts receivable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY


Non-Trading Risks

Commodity price risk resulting from non-trading activities at Northern Indiana is limited, since current regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. If Indiana were to explore regulatory reform, Northern Indiana may expand the number of services that it would provide that would not have the benefit of the traditional rate-making process and may be more exposed to commodity price risk. Northern Indiana enters into certain sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer's supply requirements. Northern Indiana utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC. These borrowings have interest rates that are indexed to short-term market interest rates. At March 31, 2004, the outstanding borrowings totaled $465.7 million. Based upon average borrowings during 2004, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $1.2 million for the three months ended March 31, 2004.

Due to the nature of the industry, credit risk is a factor in many of Northern Indiana's business activities. Credit risk arises because of the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments, standby letters of credit and guarantees. Because many of Northern Indiana's exposures vary with changes in market prices, Northern Indiana also estimates the potential credit exposure over the remaining term of transactions through statistical analysis of market prices. In determining exposure, Northern Indiana considers collateral and master netting agreements, which are used to reduce individual counterparty credit risk.

OFF BALANCE SHEET ARRANGEMENTS

Northern Indiana has purchase commitments and operating leases

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

OTHER INFORMATION

Bargaining Unit Contract

On May 31, 2004, the contract with Northern Indiana's bargaining unit employees expires. Discussions between Northern Indiana and bargaining unit's union representatives are ongoing.

                  RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information

Northern Indiana's operations are divided into three primary business segments:
Gas Distribution Operations, Electric Operations and Other Operations. The Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. NRC commenced operations on December 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

Three Months Ended March 31, (in millions)         2004             2003
------------------------------------------         ----             ----
NET REVENUES


   Sales revenues                              $    395.8       $    478.8
   Less: Cost of gas sold                           302.5            373.3
                                               ----------       ----------
   Net Sales Revenues                                93.3            105.5
   Transportation Revenues                           19.7             20.3
                                               ----------       ----------
Net Revenues                                        113.0            125.8
                                               ----------       ----------

OPERATING EXPENSES

   Operation and maintenance                         31.3             28.0
   Depreciation and amortization                     21.4             20.6
   Other taxes                                       10.4             10.9
                                               ----------       ----------
Total Operating Expenses                             63.1             59.5
                                               ----------       ----------
Operating Income                               $     49.9       $     66.3
                                               ==========       ==========

REVENUES ($ IN MILLIONS)

   Residential                                      278.3            309.4
   Commercial                                        92.1            118.2
   Industrial                                        49.8             47.8
   Transportation                                    19.7             20.3
   Deferred Gas Costs                               (32.9)           (16.4)
   Other                                              8.5             19.8
                                               ----------       ----------
Total                                               415.5            499.1
                                               ----------       ----------

SALES AND TRANSPORTATION  (MMDTH)

   Residential Sales                                 28.7             30.8
   Commercial Sales                                  10.5             13.0
   Industrial Sales                                   4.8              5.1
   Transportation                                    48.4             42.2
   Other                                               --              0.9
                                               ----------       ----------
Total                                                92.4             92.0
                                               ----------       ----------
HEATING DEGREE DAYS                                 3,189            3,361
NORMAL HEATING DEGREE DAYS                          3,156            3,124
% COLDER (WARMER) THAN NORMAL                           1%               8%

CUSTOMERS

   Residential                                    602,778          598,568
   Commercial                                      47,412           47,603
   Industrial                                       3,121            3,241
   Transportation                                  50,064           48,848
   Other                                               11               14
                                               ----------       ----------
TOTAL                                             703,386          698,274
                                               ----------       ----------

Northern Indiana's natural gas distribution operations serve approximately 703,000 customers in the northern part of Indiana. Northern Indiana offers both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with over 71% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Regulatory Matters

On August 11, 1999, the Indiana Utility Regulatory Commission (IURC) approved a flexible gas cost adjustment mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price. Northern Indiana made its annual filing for 2002 on August 29, 2002
(GCA5). The IURC approved implementation of interim rates, subject to refund, effective November 1, 2002. Testimony was filed indicating that some gas costs, for the month of March 2003, should not be recovered. On September 10, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor. Northern Indiana made its annual filing for 2003 on August 26, 2003 (GCA6). The IURC approved implementation of these interim rates subject to refund, effective November 1, 2003. The parties in the cases have raised concerns regarding gas cost recovery similar to those addressed in March 2003. While Northern Indiana pursues settlement of the issues an estimated refund liability was recognized in the first quarter of 2004.

Environmental Matters

In January of 2004 Northern Indiana signed a multi-site Voluntary Remediation Program Order addressing 13 manufactured gas plant sites with the Indiana Department of Environmental Management. Previously Northern Indiana together with other potentially responsible parties had entered into similar agreements with the Indiana Department of Environmental Management for 11 additional sites. Those agreements require Northern Indiana to investigate and to the extent necessary clean up the sites.

Weather

In general, Northern Indiana calculates the weather related revenue variance based on changing customer demand driven by weather variance from normal heating degree-days. Normal is evaluated using heating degree days across the Northern Indiana's distribution region. The temperature base for measuring heating degree days (i.e. the estimated average daily temperature at which heating load begins) is 65 degrees.

For the first quarter of 2004, weather was 1% colder than normal and 5% warmer than the first quarter 2003.

Throughput

Northern Indiana sold and transported 92.4 million dekatherms (MMDth) for the first quarter 2004, as compared to 92.0 million MMDth from the same period last year. The increase in MMDth's as compared with the year ago period was mainly from higher low margin transportation throughput.

Net Revenues

Net revenues for the three months ended March 31, 2004 were $113.0 million, a decrease of $12.8 million from the same period in 2003. The decrease in net revenues was primarily a result of reduced natural gas sales and deliveries due to warmer weather during the first quarter 2004 compared with the same period in 2003 amounting to $4.9 million and a decrease in revenue due to lower residential and commercial non-heating demand. In addition, non-traditional revenues were down $2.3 million.

Operating Income

For the first quarter of 2004, operating income was $49.9 million, a decrease of $16.4 million from the same period in 2003. The decrease was mainly attributable to lower net revenues of $12.8 million discussed above, $0.9 million Gas Operations' portion of redemption premium from the early extinguishment of certain medium-term notes and $0.8 million increase in depreciation and amortization expenses due to plant additions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS

Three Months Ended March 31, (in millions)        2004           2003
------------------------------------------        ----           ----
NET REVENUES

   Sales Revenues                              $    260.9     $    262.8
   Less: Cost of sales                               81.4           93.3
                                               ----------     ----------
Net Revenues                                        179.5          169.5
                                               ----------     ----------
OPERATING EXPENSES

   Operation and maintenance                         60.3           57.5
   Depreciation and amortization                     44.1           43.7
   Other taxes                                       16.3           15.7
                                               ----------     ----------
Total Operating Expenses                            120.7          116.9
                                               ----------     ----------
Operating Income                               $     58.8     $     52.6
                                               ==========     ==========

REVENUES ($ IN MILLIONS)

   Residential                                       71.2           72.2
   Commercial                                        70.4           66.7
   Industrial                                       101.3           97.9
   Wholesale                                         11.4           19.6
   Other                                              6.6            6.4
                                               ----------     ----------
Total                                               260.9          262.8
                                               ----------     ----------
SALES (GIGAWATT HOURS)

   Residential                                      754.5          789.6
   Commercial                                       860.2          851.5
   Industrial                                     2,338.1        2,273.5
   Wholesale                                        269.9          541.9
   Other                                             32.4           33.7
                                               ----------     ----------
Total                                             4,255.1        4,490.2
                                               ----------     ----------
CUSTOMERS

   Residential                                    388,520        384,991
   Commercial                                      49,394         48,423
   Industrial                                       2,531          2,570
   Wholesale                                           24             26
   Other                                              787            798
                                               ----------     ----------
Total                                             441,256        436,808
                                               ----------     ----------

Northern Indiana generates and distributes electricity to approximately 441,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters reflecting cooling demand during the summer season.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

Regulatory Matters

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49 month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $13.1 million and $13.5 million were recognized for electric customers for the first quarters of 2004 and 2003, respectively. The order adopting the settlement was appealed to the Indiana Court of Appeals by both the Citizens Action Coalition of Indiana and fourteen residential customers. On October 14, 2003, the Appeals Court upheld the IURC's approval of the settlement. The Citizens Action Coalition of Indiana and the fourteen residential customers filed a petition for transfer to the Supreme Court of Indiana; however, on March 19, 2004, the Supreme Court of Indiana denied transfer. As a result of this denial of transfer, the settlement is no longer subject to judicial review.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's Federal Energy Regulatory Commission (FERC)-approved tariff. One of the new categories of charges,
Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. An IURC hearing was held on March 15, 2004, with final resolution anticipated during the second quarter 2004.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO filed detailed tariff information, with a planned initial operation date of March 31, 2004. However, in October 2003, MISO petitioned FERC to withdraw this tariff filing. FERC approved the withdrawal and has provided guidance to MISO as to how it should proceed in the future. On March 31, 2004, MISO submitted a revised energy markets tariff to the FERC for approval. As part of the revised filings, MISO proposes an initial operation date of December 1, 2004. Northern Indiana is actively pursuing a role in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana conducts its electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. This negotiated cap agreement is subject to continuing negotiations. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) has been returned to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating units and various options regarding the return to service of the Mitchell Station, constructed in the early 1950's, in the second half of 2004. Northern Indiana has requested proposals for outside companies to provide power under varying terms and conditions. These proposals are being evaluated. In February 2004, the City of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

International Airport. Northern Indiana had an initial discussion with the City of Gary regarding the proposal to acquire the land. On May 7, 2004, the City of Gary filed a petition with the IURC seeking valuation of the Mitchell Station and determination of the terms and conditions under which the City of Gary would acquire the Mitchell Station. Northern Indiana will participate in the IURC proceedings arising from that filing.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). The IURC order was appealed to the Indiana Court of Appeals by the Citizens Action Coalition of Indiana, where it was upheld by the Court on March 9, 2004. The Citizens Action Coalition of Indiana failed to take any action to continue the appeal of this case and the Court's decision is now final. Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana made its initial filing of the ECRM, ECR-1, in February 2003 for capital expenditures of $58.4 million. On April 30, 2003, the IURC issued an order approving the ECRM filing, providing for a return on the capital investment through increased rates beginning with the May 2003 customer bills. Through March 31, 2004 the ECRM revenues amounted to $8.2 million. On August 1, 2003, Northern Indiana filed ECR-2 for capital expenditures through June 30, 2003, of $120.0 million. This petition was approved by the IURC on October 1, 2003. The initial filing of the EERM was filed with the most recent semi-annual filing of the ECT in February 2004, which included a filing of the ECR-3 for capital expenditures through December 31, 2003, of $194.1 million, and an EERM amount of $1.9 million. On March 24, 2004, the IURC approved Northern Indiana's February 2004 filing for ECR-3 and the initial filing of the EERM. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million.

Environmental Matters

Northern Indiana is a potentially responsible party under Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and similar State laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, investigations are ongoing and final costs of clean up have not yet been determined. At the second site, Northern Indiana has entered into U. S. Environmental Protection Agency Administrative Orders on Consent to perform an interim action that includes providing a municipal water supply system for approximately 275 homes. Northern Indiana has also agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal.

Sales

Electric sales for the first quarter 2004 were 4,255.1 gwh, a decrease of 235.1 gwh compared to the 2003 period, as a result of decreased wholesale transaction sales and a slight decrease in residential sales offset in part by an improvement in industrial and commercial sales. Commercial sales improved due to an increase in the number of customers and higher usage, while industrial sales increased due to increased demand from the steel industry.

Net Revenues

In first quarter 2004, electric net revenues of $179.5 million increased by $10.0 million from the comparable 2003 period. The increase was primarily a result of customer settlement obligations that reduced net revenues in the 2003 period.

Operating Income

Operating income for the first quarter 2004 was $58.8 million, an increase of $6.2 million from the same period in 2003. The increase was primarily due to the changes in net revenue mentioned above partially offset by a $3.3 million expense in operations, representing Electric Operations' portion of the redemption premium from the early extinguishment of certain medium-term notes at Northern Indiana.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NORTHERN INDIANA PUBLIC SERVICE COMPANY
OTHER OPERATIONS

Three Months Ended March 31, (in millions)        2004            2003
------------------------------------------        ----            ----
Net Revenues                                           --              --
Total Operating Expenses                              0.2              --
                                               ----------      ----------
Operating Loss                                 $     (0.2)     $       --
                                               ==========      ==========

The Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. NRC commenced operations on December 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


NORTHERN INDIANA PUBLIC SERVICE COMPANY

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      (31.1) Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (31.2) Certification of William M. O'Malley, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (32.1) Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      (32.2) Certification of William M. O'Malley, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the first quarter 2004:

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Northern Indiana Public Service Company
                                    -----------------------------------------
                                                     (Registrant)









Date:  May 7, 2004            By:               /s/ Jeffrey W. Grossman
                                    -----------------------------------------
                                                  Jeffrey W. Grossman
                                                    Vice President
                                               (Duly Authorized Officer)