Form 10-Q
period 2004-06-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2004-08-06
CIK 72843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM_____ TO ______

                          Commission file number 1-4125

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Indiana                                                35-0552990
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

         801 East 86th Avenue
         Merrillville, Indiana                                     46410
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number. including area code (877) 647-5990

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of August 1, 2004, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I    FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Statements of Consolidated Income ..............................................     3

                     Consolidated Balance Sheets.....................................................     4

                     Statements of Consolidated Cash Flows...........................................     6

                     Statements of Consolidated Comprehensive Income ................................     7

                     Notes to Consolidated Financial Statements......................................     8

          Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.................................    14

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................    27

          Item 4.    Controls and Procedures.........................................................    27

PART II   OTHER INFORMATION

          Item 1.    Legal Proceedings...............................................................    28

          Item 2.    Changes in Securities and Use of Proceeds.......................................    28

          Item 3.    Defaults Upon Senior Securities.................................................    28

          Item 4.    Submission of Matters to a Vote of Security Holders.............................    28

          Item 5.    Other Information...............................................................    28

          Item 6.    Exhibits and Reports on Form 8-K................................................    28

          Signature..................................................................................    29

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                    Three Months                  Six Months
                                                                   Ended June 30,                Ended June 30,
                                                               ---------------------         ----------------------
(in millions)                                                   2004          2003            2004           2003
-------------                                                   ----          ----            ----           ----
OPERATING REVENUES

   Gas                                                         $ 149.1       $ 141.9         $ 563.5        $ 634.3
   Gas-Affiliated                                                  1.4           1.4             2.5            8.1
   Electric                                                      263.9         255.9           519.6          511.8
   Electric-Affiliated                                             3.5           3.5             8.7           10.4
                                                               -------       -------         -------        -------
   Gross Operating Revenues                                      417.9         402.7         1.094.3        1.164.6
                                                               -------       -------         -------        -------
COST OF ENERGY
   Gas costs                                                     106.2          92.4           408.7          465.1
   Gas costs-Affiliated                                            0.0           0.2               -            0.8
   Fuel for electric generation                                   54.0          53.1           108.4          102.8
   Fuel for electric generation-Affiliated                         1.4           0.8             2.7            1.6
   Power purchased                                                22.1          19.0            40.7           45.0
   Power purchased-Affiliated                                      7.4          10.8            14.5           27.6
                                                               -------       -------         -------        -------
   Cost of sales                                                 191.1         176.3           575.0          642.9
                                                               -------       -------         -------        -------
Total Net Revenues                                               226.8         226.4           519.3          521.7
                                                               -------       -------         -------        -------
OPERATING EXPENSES
   Operation                                                      70.6          61.4           145.2          128.6
   Maintenance                                                    17.8          16.5            35.0           34.8
   Depreciation and amortization                                  66.1          64.6           131.6          128.9
   Other taxes                                                     2.5          21.5            29.2           48.1
                                                               -------       -------         -------        -------
Total Operating Expenses                                         157.0         164.0           341.0          340.4
                                                               -------       -------         -------        -------
UTILITY OPERATING INCOME BEFORE UTILITY
   INCOME TAXES                                                   69.8          62.4           178.3          181.3
                                                               -------       -------         -------        -------
UTILITY INCOME TAXES                                              24.2          18.9            63.6           61.3
                                                               -------       -------         -------        -------
UTILITY OPERATING INCOME                                          45.6          43.5           114.7          120.0
                                                               -------       -------         -------        -------
OTHER INCOME (DEDUCTIONS)                                         (0.3)         (0.2)            0.5              -
                                                               -------       -------         -------        -------
INTEREST
   Interest on long-term debt                                      6.7          10.9            14.7           22.6
   Other interest                                                  1.5           0.8             2.2            0.8
   Other interest-Affiliated                                       1.6           2.0             3.7            3.7
   Amortization of premium, reacquisition premium,
     discount and expense on debt, net                             0.8           1.0             1.8            2.0
                                                               -------       -------         -------        -------
Total Interest                                                    10.6          14.7            22.4           29.1
                                                               -------       -------         -------        -------
NET INCOME                                                     $  35.3       $  28.6         $  92.8        $  90.9
                                                               =======       =======         =======        =======
DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                      $   1.1       $   1.2         $   2.2        $   2.3
                                                               -------       -------         -------        -------
BALANCE AVAILABLE FOR COMMON SHARES                            $  34.2       $  27.4         $  90.6        $  88.6
                                                               -------       -------         -------        -------
COMMON DIVIDENDS DECLARED                                      $     -       $  65.5         $     -        $  65.5
                                                               -------       -------         -------        -------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,         December 31,
(in millions)                                                                             2004               2003
-----------------                                                                         ----               ----
                                                                                      (unaudited)
ASSETS
UTILITY PLANT, at original cost
   Electric                                                                            $ 4,810.8          $ 4,774.1
   Gas                                                                                   1,510.6            1,494.0
   Common                                                                                  364.9              368.0
                                                                                       ---------          ---------
   Total Utility Plant                                                                   6,686.3            6,636.1
                                                                                       ---------          ---------
   Less - Accumulated provision for depreciation
     and amortization                                                                    3,134.9            3,082.7
                                                                                       ---------          ---------
Net Utility Plant                                                                        3,551.4            3,553.4
                                                                                       ---------          ---------
OTHER PROPERTY AND INVESTMENTS                                                               2.4                2.4
                                                                                       ---------          ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                                 2.4                0.3
   Restricted cash                                                                           2.9                2.6
   Accounts receivable (less reserve of $11.6 and $9.6, respectively)                       62.2               69.7
   Unbilled revenue (less reserve of $0.2 and $0.7, respectively)                           31.4               74.2
   Materials and supplies, at average cost                                                  44.7               43.8
   Electric production fuel, at average cost                                                30.5               29.0
   Natural gas in storage, at last-in, first-out cost                                       52.8              131.8
   Price risk management assets                                                              1.6                4.6
   Regulatory assets                                                                        15.5               12.4
   Prepayments and other                                                                    45.7               41.0
                                                                                       ---------          ---------
Total Current Assets                                                                       289.7              409.4
                                                                                       ---------          ---------
OTHER ASSETS:
   Regulatory assets                                                                       202.3              210.4
   Intangible assets                                                                        25.2               25.2
   Deferred charges and other                                                                5.4                6.6
                                                                                       ---------          ---------
Total Other Assets                                                                         232.9              242.2
                                                                                       ---------          ---------
TOTAL ASSETS                                                                           $ 4,076.4          $ 4,207.4
                                                                                       =========          =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,         December 31,
(in millions)                                                                            2004               2003
-------------                                                                         -----------        ------------
                                                                                      (unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity                                                            $ 1,060.6          $   971.8
Preferred Stocks--
   Series without mandatory redemption provisions                                           81.1               81.1
   Series with mandatory redemption provisions                                                 -                  -
Long-term debt, excluding amounts due within one year                                      531.8              682.0
                                                                                       ---------         ----------
Total Capitalization                                                                     1,673.5            1,734.9
                                                                                       ---------         ----------
CURRENT LIABILITIES
   Current portion of long-term debt                                                        71.3               32.0
   Short term borrowings-Affiliated                                                        464.8              578.4
   Accounts payable                                                                        132.4              140.1
   Accounts payable-Affiliated                                                              13.6               19.9
   Dividends declared on preferred stocks                                                    1.1                1.1
   Customer deposits                                                                        53.1               51.1
   Taxes accrued                                                                           104.4               58.9
   Interest accrued                                                                          6.5                6.9
   Overrecovered fuel costs                                                                  5.4                1.1
   Overrecovered gas costs                                                                  19.1               25.8
   Accrued employment costs                                                                 22.7               21.4
   Price risk management liabilities                                                         1.0                0.5
   Accrued liability for postretirement and pension benefits                                23.0               13.6
   Other accruals                                                                           26.0               55.9
                                                                                       ---------         ----------
Total Current Liabilities                                                                  944.4            1,006.7
                                                                                       ---------         ----------
OTHER LIABILITIES AND DEFERRED CREDITS
   Deferred income taxes                                                                   446.3              472.2
   Deferred investment tax credits                                                          53.7               57.2
   Deferred credits                                                                         19.0               16.9
   Accrued liability for postretirement and pension benefits                               227.2              224.2
   Preferred stock liabilities with mandatory redemption provisions                          2.4                2.4
   Regulatory liabilities and other removal costs                                          687.3              667.2
   Other noncurrent liabilities                                                             22.6               25.7
                                                                                       ---------         ----------
Total Other                                                                              1,458.5            1,465.8
                                                                                       ---------         ----------
COMMITMENTS AND CONTINGENCIES                                                                  -                  -
                                                                                       ---------         ----------
TOTAL CAPITALIZATION AND LIABILITIES                                                   $ 4,076.4         $  4,207.4
                                                                                       =========         ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

Six Months Ended June 30, (in millions)                                              2004                2003
---------------------------------------                                              ----                ----
OPERATING ACTIVITIES
   Net Income                                                                      $  92.8              $  90.9
   Adjustments to reconcile net income to net cash:
     Depreciation and amortization                                                   131.6                128.9
     Net changes in price risk management activities                                   1.8                  1.0
     Deferred income taxes and investment tax credits                                (40.8)               (43.1)
     Amortization of discount/premium on debt                                          1.9                  2.0
     Other                                                                             0.6                  1.0
   Changes in assets and liabilities:
     Restricted cash                                                                  (0.3)                   -
     Accounts receivable and unbilled revenue                                         50.9                 12.2
     Inventories                                                                      76.6                (49.2)
     Accounts payable                                                                 (7.8)               (43.5)
     Customer deposits                                                                 2.0                  6.0
     Taxes accrued                                                                    43.2                 20.1
     Interest accrued                                                                 (0.4)                (0.2)
     (Under) Overrecovered gas and fuel costs                                         (2.4)                56.5
     Prepayments and other current assets                                              9.1                 (4.4)
     Regulatory assets/liabilities                                                     4.6                 (2.8)
     Postretirement and postemployment benefits                                       12.4                 22.2
     Deferred credits                                                                  2.1                (41.8)
     Other accruals                                                                  (28.6)               (23.2)
     Deferred charges and other noncurrent assets                                      1.2                  0.6
     Other noncurrent liabilities                                                     (8.0)                54.9
                                                                                   -------              -------
Net Cash from Operating Activities                                                   342.5                188.1
                                                                                   -------              -------
INVESTING ACTIVITIES
     Construction expenditures                                                      (114.0)              (131.1)
     Proceeds from disposition of assets                                               1.6                    -
                                                                                   -------              -------
Net Investing Activities                                                            (112.4)              (131.1)
                                                                                   -------              -------
FINANCING ACTIVITIES
     Retirement of long-term debt                                                   (111.1)               (54.0)
     Change in short-term debt                                                      (114.6)                66.6
     Dividends paid - common shares                                                      -                (65.5)
     Dividends paid - preferred shares                                                (2.3)                (2.2)
                                                                                   -------              -------
Net Financing Activities                                                            (228.0)               (55.1)
                                                                                   -------              -------
Increase (decrease) in cash and cash equivalents                                       2.1                  1.9
Cash and cash equivalents at beginning of period                                       0.3                  4.4
                                                                                   -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   2.4              $   6.3
                                                                                   =======              =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest                                                           21.5                 26.4
     Interest capitalized                                                              0.6                  1.0
     Cash paid for income taxes                                                       66.0                 87.0
                                                                                   -------              -------

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

                                                                    Three Months                  Six Months
                                                                    Ended June 30,               Ended June 30,
                                                                ---------------------       ----------------------
(in millions, net of tax)                                        2004           2003          2004           2003
-------------------------                                       ------         ------        ------         ------
Net Income                                                      $ 35.3         $ 28.6        $ 92.8         $ 90.9
   Other comprehensive loss, net of tax
     Net unrealized losses on cash flow hedges                    (0.5)          (0.8)         (1.7)          (1.0)
                                                                ------         ------        ------         ------
Total Comprehensive Income                                      $ 34.8         $ 27.8        $ 91.1         $ 89.9
                                                                ======         ======        ======         ======

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

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Northern Indiana's Annual Report on Form 10-K for the fiscal year ended December 31. 2003. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2.       REGULATORY MATTERS

On August 11, 1999, the Indiana Utility Regulatory Commission (IURC) approved a flexible gas cost adjustment (GCA) mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's GCA factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana's GCA4 annual demand filing. covering the period November 1, 2002 through October 31, 2003, was made on August 29, 2002 and approved by the IURC for implementation as interim rates, subject to refund effective November 1, 2002, The Indiana Office of Utility Consumer Counselor (OUCC) filed testimony indicating that some gas costs, for the month of March 2003, should not be recovered. On September 10, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor.

Northern Indiana's GCA5 annual demand filing. covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003 and approved by the IURC for implementation as interim rates, subject to refund effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. A hearing was held before the IURC on July 18, 2004 in support of the settlement. Among the settlement agreement's provisions. Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval. This refund is the resolution of issues similar to those from March 2003. An additional provision of the agreement was to extend the current Alternative Regulatory Procedure (ARP), including Northern Indiana's gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005. An order approving the settlement is expected in the third quarter of 2004. Negotiations are in progress to extend the ARP past March 31, 2005.

On June 20, 2002, Northern Indiana. Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service. Northern Indiana will incur new categories of transmission charges based upon MISO's Federal Energy Regulatory Commission (FERC)-

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004 the IURC issued an order which denied Northern Indiana's request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana has taken a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $2.8 million annually. Northern Indiana is currently evaluating the IURC order to determine whether an appeal will be filed.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed detailed tariff information with FERC, with a planned initial operation date of March 1, 2005. Northern Indiana is actively pursuing a role in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana conducts its electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. This negotiated cap agreement is subject to continuing negotiations. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) returns to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating units, which includes the Mitchell Station. Northern Indiana has requested proposals from outside companies to provide power under varying terms and conditions. These proposals are being evaluated. In February 2004, the City of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking valuation of the Mitchell Station and determination of the terms and conditions under which the City of Gary would acquire the Mitchell Station. The procedural schedule for the City of Gary has been set, and Northern Indiana has filed its Prepared Direct Testimony, stating that Northern Indiana has no current plans to restart the Mitchell Station.

On May 25, 2004 Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana's retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. Northern Indiana's direct testimony is due to be filed by August 6, 2004. The hearing is set for the fourth quarter of 2004.

On July 9, 2004 a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company. Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO's implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO's implementation of standard market design mechanisms, such as the MISO's proposed real-time and day-ahead energy markets.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana's latest ECRM filing (ECR-3) was for capital expenditures of $194.1 million, and was made simultaneous with its first EERM filing (EER-1) for $1.9 million. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million. The ECRM revenues amounted to $7.5 million for the six months ended June 30, 2004, and $12.6 million from inception to date, while EERM revenues were $0.3 for the first half of 2004.

3.       RESTRUCTURING ACTIVITIES

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group. The restructuring activities were primarily associated with reductions in headcount.

For all of the restructuring plans, a total of approximately 180 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of June 30, 2004, 161 employees have been terminated. At June 30, 2004 and at December 31, 2003, the consolidated balance sheets reflected liabilities of $1.2 million related to the restructuring plans.

4.       RISK MANAGEMENT ACTIVITIES

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks in its business. Northern Indiana accounts for its derivatives under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133).

HEDGING ACTIVITIES. The activity for the second quarter and six months ended June 30, 2004 and June 30, 2003 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

                                                                        Three Months               Six Months
                                                                        Ended June 30,            Ended June 30,
                                                                     ------------------         ------------------
(in millions, net of tax)                                             2004         2003          2004         2003
                                                                     -----        -----         -----        -----
Unrealized gains on derivatives qualifying as cash flow
   hedges at the beginning of the period                             $ 1.4        $ 2.1         $ 2.6        $ 2.3

Unrealized hedging gains (losses) arising during the
   period of derivatives qualifying as cash flow hedges                  -         (1.0)          0.6         (2.2)

Reclassification adjustment for net loss (gain) included
   in net income                                                      (0.5)         0.2          (2.3)         1.2
                                                                     -----        -----         -----        -----
Net unrealized gains on derivatives qualifying as cash
   flow hedges at the end of the period                              $ 0.9        $ 1.3         $ 0.9        $ 1.3
                                                                     =====        =====         =====        =====

Unrealized gains and losses on Northern Indiana's hedges were recorded as price risk management assets and liabilities. The accompanying consolidated balance sheets reflected price risk management assets of $1.6 million and $4.6 million at June 30, 2004 and December 31, 2003, respectively, which were included in "Current Assets." Price risk management liabilities were $1.0 million and $0.5 million at June 30, 2004 and December 31, 2003, respectively, all of which were included in "Current Liabilities."

Northern Indiana is also engaged in writing options that potentially obligates Northern Indiana to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana also uses NYMEX derivative contracts to minimize its gas costs. These contracts do not qualify for hedge accounting and must be marked to fair value. Because these derivatives are used within the framework of its gas cost incentive mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The consolidated balance sheets reflected $0.2 million at June 30, 2004 and December 31, 2003, of price risk management liabilities associated with these programs.

During the second quarter 2004, no amounts were recognized in earnings due to the change in value of certain derivative instruments, and there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the second quarter, Northern Indiana reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $0.7 million, net of tax.

5.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB INTERPRETATION NO. 46 - (REVISED DECEMBER 2003) CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities"(FIN 46R). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46R to the first quarter of 2004. Northern Indiana adopted FIN 46R on January 1, 2004. The adoption of FIN 46R had no impact on Northern Indiana's financial position or results of operations.

FASB STAFF POSITION NO. (FSP) NO. 106-2 - ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003 (SUPERSEDES FSP 106-2 -- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003.) On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation.

FSP 106-2 is effective for fiscal interims beginning after June 15, 2004. Northern Indiana previously elected to defer accounting for the effects of this pronouncement, as allowed by FSP 106-2, and will adopt FSP 106-2 in the third quarter of 2004. Northern Indiana is currently evaluating the impact of FSP 106-2 and believes the impact will not be significant, since Northern Indiana has a restrictive cap on its post age-65 drug coverage plans.

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

                                                                                         JUNE 30,        December 31,
(in millions, net of tax)                                                                 2004              2003
------------------------------------------------                                         --------        ------------
Net unrealized gains on cash flow hedges                                                 $    0.9          $    2.6
Minimum pension liability adjustment                                                       (124.3)           (124.3)
                                                                                         --------          --------
Total Accumulated Other Comprehensive Loss, net                                          $ (123.4)         $ (121.7)
                                                                                         ========          ========

8.       PENSION AND OTHER POSTRETIREMENT BENEFITS

Northern Indiana participates in the NiSource pension and postretirement benefit plans. NiSource used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. Northern Indiana does not expect to make contributions to the pension plan in 2004. However, Northern Indiana expects to contribute $20.3 million to the postretirement medical and life plans in 2004. Northern Indiana recognized $3.9 million and $8.2 million in allocated pension expenses. and $7.1 million and $5.1 million in other benefit expenses for the second quarter of 2004 and the second quarter of 2003, respectively. Northern Indiana recognized $7.9 million and $16.3 million in allocated pension expenses, and $14.1 million and $10.1 million in other benefit expenses for the first half of 2004 and the first half of 2003, respectively.

The following disclosures are for the NiSource pension and postretirement benefit plans, which include Northern Indiana employees. The following table provides the components of the plans' net periodic benefits cost (benefit) for second quarter and six months ended June 30, 2004 and June 30, 2003:

                                                               PENSION BENEFITS                  OTHER BENEFITS
                                                              ------------------               -------------------
Three months ended June 30, (in millions)                      2004         2003               2004           2003
--------------------------------------------                   ----         ----               ----           ----
NET PERIODIC COST
   Service cost                                               $ 4.3        $  3.9              $ 0.9          $ 0.8
   Interest cost                                               17.6          18.2                4.0            3.5
   Expected return on assets                                  (21.7)        (19.4)                 -           (0.1)
   Amortization of transitional obligation                        -           1.3                2.5            2.6
   Amortization of prior service cost                           1.8           1.7                  -              -
   Recognized actuarial (gain) loss                             3.7           5.0                  -           (1.3)
                                                              -----        ------              -----          -----
NET PERIODIC BENEFITS COST (BENEFIT)                          $ 5.7        $ 10.7              $ 7.4          $ 5.5
                                                              =====        ======              =====          =====

                                                               PENSION BENEFITS                  OTHER BENEFITS
                                                              -------------------              -------------------
Six months ended June 30, (in millions)                        2004          2003               2004         2003
-----------------------------------------                     -----          ----               ----         ----
NET PERIODIC COST
   Service cost                                              $  8.6        $  7.8             $  1.9         $  1.6
   Interest cost                                               35.2          36.3                8.0            6.9
   Expected return on assets                                  (43.5)        (38.9)              (0.1)          (0.1)
   Amortization of transitional obligation                        -           2.7                5.1            5.2
   Amortization of prior service cost                           3.7           3.4                  -              -
   Recognized actuarial (gain) loss                             7.5          10.1                  -           (2.6)
                                                             ------        ------             ------         ------
NET PERIODIC BENEFITS COST (BENEFIT)                         $ 11.5        $ 21.4             $ 14.9         $ 11.0
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

($ in millions)                                                        GAS       ELECTRIC         OTHER      TOTAL
---------------------                                                  ---       --------         -----      -----
FOR THE THREE MONTHS ENDED JUNE 30, 2004
    Operating revenues                                                150.5        267.4             -      417.9
    Utility operating income (loss) before utility income taxes       (11.9)        82.0          (0.3)      69.8

FOR THE THREE MONTHS ENDED JUNE 30, 2003
    Operating revenues                                                143.3        259.4             -      402.7
    Utility operating income (loss) before utility income taxes        (1.7)        64.1             -       62.4
                                                                      -----        -----           ---      -----

($ in millions)                                                        GAS       ELECTRIC        OTHER       TOTAL
----------------------                                                 ---       --------        -----       -----
FOR THE SIX MONTHS ENDED JUNE 30, 2004
    Operating revenues                                                566.0        528.3            -      1,094.3
    Utility operating income (loss) before utility income taxes        38.0        140.8         (0.5)       178.3

FOR THE SIX MONTHS ENDED JUNE 30, 2003
    Operating revenues                                                642.4        522.2            -      1,164.6
    Utility operating income before utility income taxes               64.6        116.7            -        181.3
                                                                      -----        -----         ----      -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis. including statements regarding market risk sensitive instruments, contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Northern Indiana's plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Northern Indiana may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Northern Indiana, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.

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

                               CONSOLIDATED REVIEW

RESULTS OF OPERATIONS
THE QUARTER ENDED JUNE 30, 2004

Net Income
Northern Indiana reported net income of $35.3 million for the three months ended June 30, 2004, an increase of $6.7 million as compared to the $28.6 million recorded in the 2003 period.

Net Revenues

Total consolidated net revenues (operating revenues less cost of sales) for the three months ended June 30, 2004, were $226.8 million, virtually unchanged from the same period last year. Gas net revenues for the second quarter 2004 were $44.3 million, a decrease of $6.4 million from the same period in 2003. The decrease in gas net revenues was primarily a result of warmer weather in 2004 compared with the same period in 2003 amounting to $2.7 million and lower non-traditional revenues of $3.8 million. In second quarter 2004, electric net revenues of $182.5 million increased by $6.8 million from the comparable 2003 period. The increase was primarily a result of increased customer usage and customer count of $9.0 million and favorable weather during the quarter, slightly offset by lower wholesale power revenue.

Expenses

Operating expenses for the second quarter 2004 were $157.0 million, a decrease of $7.0 million from the 2003 period. The decrease was primarily due to the favorable net impact of a $22.7 million reduction in a property tax accrual and a $5.0 million increase in a sales tax accrual, reduced by an increase in operation and maintenance expenses of $10.5 million for the second quarter 2004. The increase in operation and maintenance expenses is a result of higher employee and administrative expenses of $10.8 million, increased environmental costs of $1.4 million, as well as a $2.1 million charge for Midwest Independent System Operator (MISO) administrative fees, reduced by a reversal of certain claims reserves upon settlement of $5.7 million. In addition, depreciation and amortization expense increased $1.5 million mainly due to plant additions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Utility Income Taxes

Utility income tax expenses for the second quarter 2004 were $24.2 million, compared to $18.9 million in 2003, due to increased pre-tax income.

Interest

Interest expense for the second quarter 2004 was $10.6 million, a decrease of $4.1 million compared to the 2003 period, primarily due to a reduction in long-term debt and lower average long-term interest rates.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004

Net Income

Northern Indiana reported net income of $92.8 million for the six months ended June 30, 2004, an increase of $1.9 million as compared to the $90.9 million recorded in the 2003 period.

Net Revenues

Total consolidated net revenues (operating revenues less cost of sales) for the six months ended June 30, 2004, were $519.3 million, a $2.4 million decrease from the same period last year. The decrease in net revenues was primarily a result of reduced gas sales due to warmer weather during the second quarter 2004 compared with the same period in 2003 amounting to $7.6 million, and a reduction in non-traditional gas revenues of $6.0 million. This decrease was partially offset by increased electric usage and customer count amounting to $8.2 million. favorable weather, and $6.8 million in environmental cost tracker revenues for Electric Operations. In addition, Electric Operations was affected by regulatory items that reduced net revenues by $8.5 million in the comparable 2003 period. These increases in Electric Operations revenues for the first half of 2004 were partially offset by increased regulatory revenue credits of $4.6 million and reduced wholesale revenues of $1.6 million.

Expenses

Operating expenses for the six months ended June 30, 2004 were $341.0 million. an increase of $0.6 million over the 2003 period. Although the six-month results were relatively flat to last year, operation and maintenance expenses were up $16.8 million, mainly due to increased employee and administrative expenses of $11.2 million, higher environmental costs of $2.3 million, a $4.2 million expense related to a redemption premium from the early extinguishment of certain medium-term notes, and a $2.1 million charge for MISO administrative fees deferred through June 30, 2004. These increased expenses were partially offset by a $5.7 million reversal of certain claims reserves upon settlement. In addition, depreciation and amortization expense increased $2.7 million mainly due to plant additions. Offsetting these increases was the favorable $17.7 million net impact of a $22.7 million reduction in property tax accrual and a $5.0 million increase in sales tax accrual during the second quarter.

Utility Income Taxes

Utility income tax expenses for the six months ended June 30, 2004 were $63.6 million, compared to $61.3 million in 2003, due to increased pre-tax income.

Interest

Interest expense for the six months ended June 30, 2004 was $22.4 million, a decrease of $6.7 million compared to the 2003 period, primarily due to a reduction in long-term debt and lower average long-term interest rates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Net cash from operations for the six months ended June 30, 2004 was $342.5 million, an increase of $154.4 million from the comparable period in 2003, mainly as a result of increased working capital. Cash flow from working capital increased by $173.4 million, principally driven by decreased gas inventories, and a decrease in accounts receivable and unbilled revenue as a result of the timing of collections.

During July 2004. Northern Indiana redeemed $32.0 million of medium-term notes, with an average interest rate of 6.53%.

During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes with an average interest rate of 7.49%. The associated redemption premium of $4.2 million was charged to expense.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources. During March 2004, NFC obtained a new $500 million 364-day credit facility and a $750 million 3-year credit facility with a syndicate of banks led by Barclays Capital. The credit facility is guaranteed by NiSource. As of June 30, 2004, Northern Indiana had $464.8 million of intercompany short-term borrowings outstanding at an interest rate of 1.35%. As of December 31, 2003, Northern Indiana had $578.4 million of intercompany short-term borrowings outstanding at an interest rate of 1.74%.

Sale of Trade Receivables

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables. as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004. As of June 30, 2004, NRC had sold $135.6 million of accounts receivable.

MARKET RISK DISCLOSURES

Through its various business activities. Northern Indiana is exposed to risk including commodity price, interest rate and credit risks. Northern Indiana's risk management policy permits the use of certain financial instruments to manage its commodity price risk, including futures, forwards, options and swaps.

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

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC. These borrowings have interest rates that are indexed to short-term market interest rates. At June 30, 2004, the outstanding borrowings totaled $464.8 million. Based upon average borrowings during 2004, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $1.0 million and $2.2 million for the quarter and six months ended June 30, 2004, respectively.

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

OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2004, there have been no material changes in Northern Indiana's purchase commitments and operating leases obligations from those reported in Northern Indiana's Form 10-K for the year ended December 31, 2003.

In addition, Northern Indiana has sold certain accounts receivable. Northern Indiana's accounts receivable program qualifies for sale accounting because it meets the conditions specified in the Statement of Financial Accounting Standards (SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In the agreement, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Northern Indiana does not retain any interest in the receivables under these programs.

OTHER INFORMATION

Bargaining Unit Contract

Northern Indiana reached an agreement with its bargaining unit employees to replace the contract agreements that expired May 31, 2004. The new agreements are for five years, expiring May 31, 2009.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

                                                                     Three Months                   Six Months
                                                                    Ended June 30,                Ended June 30,
                                                                ----------------------------------------------------
(in millions)                                                     2004          2003           2004          2003
--------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Sales revenues                                               $ 140.7       $ 134.0        $  536.5      $  612.8
   Less: Cost of gas sold                                         106.2          92.6           408.7         465.9
--------------------------------------------------------------------------------------------------------------------
   Net Sales Revenues                                              34.5          41.4           127.8         146.9
   Transportation Revenues                                          9.8           9.3            29.5          29.6
--------------------------------------------------------------------------------------------------------------------
Net Revenues                                                       44.3          50.7           157.3         176.5
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Operation and maintenance                                       29.3          25.0            60.6          53.0
   Depreciation and amortization                                   21.7          21.0            43.1          41.6
   Other taxes                                                      5.2           6.4            15.6          17.3
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                           56.2          52.4           119.3         111.9
--------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                         $ (11.9)      $  (1.7)       $   38.0      $   64.6
====================================================================================================================

REVENUES ($ IN MILLIONS)
   Residential                                                     88.8         105.9           367.1         415.3
   Commercial                                                      30.5          35.9           122.6         154.1
   Industrial                                                      26.3          24.3            76.1          72.1
   Transportation                                                   9.8           9.4            29.5          29.7
   Deferred Gas Costs                                             (10.5)        (39.5)          (43.4)        (55.9)
   Other                                                            5.6           7.3            14.1          27.1
--------------------------------------------------------------------------------------------------------------------
Total                                                             150.5         143.3           566.0         642.4
--------------------------------------------------------------------------------------------------------------------
SALES AND TRANSPORTATION  (MMDth)
   Residential Sales                                                7.3           8.7            36.0          39.5
   Commercial Sales                                                 3.4           3.2            13.9          16.2
   Industrial Sales                                                 2.9           2.4             7.7           7.5
   Transportation                                                  35.7          32.1            84.1          74.3
   Other                                                            0.1           0.1             0.1           1.0
--------------------------------------------------------------------------------------------------------------------
Total                                                              49.4          46.5           141.8         138.5
--------------------------------------------------------------------------------------------------------------------

HEATING DEGREE DAYS                                                 596           732           3,785         4,093
NORMAL HEATING DEGREE DAYS                                          678           678           3,834         3,802
% COLDER (WARMER) THAN NORMAL                                       (12%)           8%             (1%)           8%

CUSTOMERS
   Residential                                                                                594,859       594,195
   Commercial                                                                                  45,852        47,154
   Industrial                                                                                   3,031         3,221
   Transportation                                                                              52,910        45,670
   Other                                                                                           12            14
--------------------------------------------------------------------------------------------------------------------
Total                                                                                         696,664       690,254
--------------------------------------------------------------------------------------------------------------------

Northern Indiana's natural gas distribution operations serve approximately 697,000 customers in the northern part of Indiana. Northern Indiana offers both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with over 72% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Regulatory Matters

On August 11, 1999, the Indiana Utility Regulatory Commission (IURC) approved a flexible gas cost adjustment (GCA) mechanism for Northern Indiana. Under the approved procedure, the demand component of the adjustment factor will be determined, after hearings and IURC approval, and made effective on November 1 of each year. The demand component will remain in effect for one year until a new demand component is approved by the IURC. The commodity component of the adjustment factor will be determined by monthly filings, which will become effective on the first day of each calendar month, subject to refund. The monthly filings do not require IURC approval but will be reviewed by the IURC during the annual hearing that will take place regarding the demand component filing. Northern Indiana's gas cost adjustment factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana's GCA4 annual demand filing, covering the period November 1, 2002 through October 31, 2003, was made on August 29, 2002 and approved by the IURC for implementation as interim rates, subject to refund effective November 1, 2002. The Indiana Office of Utility Consumer Counselor (OUCC) filed testimony indicating that some gas costs, for the month of March 2003, should not be recovered. On September 10, 2003, the IURC issued an order adjusting the recovery of costs in March 2003 and reducing recovery by $3.8 million. On October 8, 2003, the IURC approved the demand component of the adjustment factor.

Northern Indiana's GCA5 annual demand filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003 and approved by the IURC for implementation as interim rates, subject to refund effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. A hearing was held before the IURC on July 18, 2004 in support of the settlement. Among the settlement agreement's provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval. This refund is the resolution of issues similar to those from March 2003. An additional provision of the agreement was to extend the current Alternative Regulatory Procedure (ARP), including Northern Indiana's gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005. An order approving the settlement is expected in the third quarter of 2004. Negotiations are in progress to extend the ARP past March 31, 2005.

Environmental Matters

In January of 2004 Northern Indiana signed a multi-site Voluntary Remediation Program Order addressing 13 former manufactured gas plant sites with the Indiana Department of Environmental Management. Previously Northern Indiana, together with other potentially responsible parties, had entered into similar agreements with the Indiana Department of Environmental Management for 11 additional sites, for which Northern Indiana is required to investigate, and to the extent necessary, clean up.

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

For the second quarter of 2004, weather was 12% warmer than normal and 19% warmer than the second quarter of 2003.

For the first six months of 2004, weather was 1% warmer than normal and 8% warmer than the first six months of 2003.

Throughput

Northern Indiana sold and transported 49.4 million dekatherms (MMDth) for the second quarter 2004, as compared to 46.5 million MMDth from the same period last year. The increase in MMDth's was mainly due to increased transport throughput, partially offset by reductions in residential usage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Total volumes sold and transported were 141.8 MDth for the first six months of 2004, an increase of 3.3 MDth from the same period in 2003, primarily due to increased transportation, partially offset by reductions in residential and commercial usage.

Net Revenues

Net revenues for the second quarter ended June 30, 2004 were $44.3 million, a decrease of $6.4 million from the same period in 2003. The decrease in net revenues was primarily a result of warmer weather in 2004 compared with the same period in 2003 amounting to $2.7 million and lower non-traditional revenues of $3.8 million.

Net revenues for the first six months of 2004 were $157.3 million, a decrease of $19.2 million from the same period in 2003. The decrease in net revenues was primarily a result of reductions in residential and commercial natural gas sales due to warmer weather during the first half of 2004 compared with the same period in 2003 amounting to $7.6 million and lower non-traditional revenues of $6.0 million.

Operating Income

For the second quarter of 2004, operating loss was $11.9 million compared to a loss of $1.7 million from the same period in 2003. The decrease was mainly attributable to lower net revenues of $6.4 million discussed above, and a $4.3 million increase in operation and maintenance expenses. The increase in operating expense was primarily due to higher employee and administrative expenses of $6.0 million and increased environmental costs of $1.2 million, reduced by a reversal of certain claims reserves upon settlement of $2.5 million. In addition, a $4.7 million reduction in property tax accrual was offset by a $5.0 million increase in sales tax accrual during the second quarter.

For the first six months of 2004, operating income was $38.0 million, a decrease of $26.6 million from the same period in 2003. The decrease was mainly attributable to lower net revenues of $19.2 million discussed above, and a $7.6 million increase in operation and maintenance expenses. Operating expenses increased $8.7 million due to higher employee and administrative expenses of $7.9 million, increased environmental costs of $2.1 million and $0.9 million due to expense recorded in the first quarter related to Gas Operations' portion of redemption premium from the early extinguishment of certain medium-term notes. These increased expenses were partially offset by a reversal of certain claims reserves upon settlement of $2.5 million. In addition, a $4.7 million reduction in property tax accrual was offset by a $5.0 million increase in sales tax accrual during the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS

                                                                    Three Months                   Six Months
                                                                   Ended June 30,                Ended June 30,
-------------------------------------------------------------------------------------------------------------------
(in millions)                                                    2004          2003            2004          2003
-------------------------------------------------------------------------------------------------------------------
NET REVENUES
    Sales Revenues                                            $  267.4       $ 259.4        $  528.3      $  522.2
    Less: Cost of sales                                           84.9          83.7           166.3         177.0
-------------------------------------------------------------------------------------------------------------------
Net Revenues                                                     182.5         175.7           362.0         345.2
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Operation and maintenance                                     58.8          52.9           119.1         110.4
    Depreciation and amortization                                 44.4          43.6            88.5          87.3
    Other taxes                                                   (2.7)         15.1            13.6          30.8
-------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         100.5         111.6           221.2         228.5
-------------------------------------------------------------------------------------------------------------------
Operating Income                                              $   82.0       $  64.1        $  140.8      $  116.7
===================================================================================================================

REVENUES ($ IN MILLIONS)
    Residential                                                   66.7          62.4           137.9         134.6
    Commercial                                                    73.2          69.7           143.6         136.4
    Industrial                                                   102.5          93.4           203.8         191.3
    Wholesale                                                     11.4          25.8            22.8          45.4
    Other                                                         13.6           8.1            20.2          14.5
-------------------------------------------------------------------------------------------------------------------
Total                                                            267.4         259.4           528.3         522.2
-------------------------------------------------------------------------------------------------------------------

SALES (GIGAWATT HOURS)
    Residential                                                  694.2         639.1         1,448.7       1,428.7
    Commercial                                                   899.3         859.2         1,759.5       1,710.7
    Industrial                                                 2,327.3       2,205.4         4,665.4       4,478.9
    Wholesale                                                    289.5         751.5           559.4       1,293.4
    Other                                                         33.8          27.5            66.2          61.2
-------------------------------------------------------------------------------------------------------------------
Total                                                          4,244.1       4,482.7         8,499.2       8,972.9
-------------------------------------------------------------------------------------------------------------------

COOLING DEGREE DAYS                                                205           113             205           113
NORMAL COOLING DEGREE DAYS                                         227           224             227           224
% WARMER (COLDER) THAN NORMAL                                      (10%)         (50%)           (10%)         (50%)

CUSTOMERS
    Residential                                                                              388,824       384,750
    Commercial                                                                                49,635        48,694
    Industrial                                                                                 2,516         2,560
    Wholesale                                                                                     25            28
    Other                                                                                        776           796
-------------------------------------------------------------------------------------------------------------------
Total                                                                                        441,776       436,828
-------------------------------------------------------------------------------------------------------------------

Northern Indiana generates and distributes electricity to approximately 442,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters reflecting cooling demand during the summer season.

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

Regulatory Matters

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49 month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $26.8 million and $24.3 million were recognized for electric customers for the first half of 2004 and 2003, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's Federal Energy Regulatory Commission (FERC)-approved tariff. One of the new categories of charges,
Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004 the IURC issued an order which denied Northern Indiana's request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana has taken a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $2.8 million annually. Northern Indiana is currently evaluating the IURC order to determine whether an appeal will be filed.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed with FERC detailed tariff information, with a planned initial operation date of March 1, 2005. Northern Indiana is actively pursuing a role in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana conducts its electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. This negotiated cap agreement is subject to continuing negotiations. A group of industrial customers challenged the manner in which Northern Indiana applied costs associated with a specific interruptible sales tariff. An estimated refund liability was recorded in the first quarter of 2003. A settlement was reached with the customers and Northern Indiana recorded the full costs of the settlement. As a result of the settlement, the industrial customers challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges under the interruptible sales tariff. This reduction will remain in effect until the Dean
H. Mitchell Generating Station (Mitchell Station) returns to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating units, which includes the Mitchell Station. Northern Indiana has requested proposals from outside companies to provide power under varying terms and conditions. These proposals are being evaluated. In February 2004, the City of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

valuation of the Mitchell Station and determination of the terms and conditions under which the City of Gary would acquire the Mitchell Station. The procedural schedule for the City of Gary has been set, and Northern Indiana has filed its Prepared Direct Testimony, stating that Northern Indiana has no current plans to restart the Mitchell Station.

On May 25, 2004 Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana's retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. Northern Indiana's direct testimony is due to be filed by August 6, 2004. The hearing is set for the fourth quarter of 2004.

On July 9, 2004 a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO's implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO's implementation of standard market design mechanisms, such as the MISO's proposed real-time and day-ahead energy markets.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana's latest ECRM filing (ECR-3) was for capital expenditures of $194.1 million, and was made simultaneous with its first EERM filing (EER-1) for $1.9 million. Over the timeframe required to meet the environmental standards, Northern Indiana anticipates a total capital investment amounting to approximately $274.2 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million. The ECRM revenues amounted to $7.5 million for the six months ended June 30, 2004, and $12.6 million from inception to date, while EERM revenues were $0.3 for the first half of 2004.

Environmental Matters

AIR. On April 15, 2004, the U.S. Environmental Protection Agency (EPA) finalized the 8-hour ozone non-attainment area designations. Following the designation of the 8-hour ozone non-attainment areas, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in nitrogen oxide (NOx) emissions from coal-fired boilers including Northern Indiana's electric generating stations. Until the rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.

On June 28 and 29, 2004, the EPA responded to the states' initial recommendations for EPA designation of areas meeting and not meeting the National Ambient Air Quality Standards (NAAQS) for fine particles. (Fine particles are those less than or equal to 2.5 micrometers in diameter and are also referred to as PM2.5.). The states will have 120 days to comment on or dispute these recommendations. Once the designations are finalized, states will need to initiate rulemaking that would seek emissions reductions to bring the designated areas into attainment. Northern Indiana will continue to closely monitor developments in this area.

On April 15, 2004, the EPA proposed amendments to its July 1999 Regional Haze Rule that requires states to set periodic goals for improving visibility in 156 natural areas across the United States. These amendments would apply to the provisions of the regional haze rule that require emissions controls known as best available retrofit technology (BART) for BART eligible industrial facilities emitting air pollutants that reduce visibility. Under the rule, states would be required to develop rules that specify the stringency, type of reductions, and controls that could be applied to BART eligible sources consistent with EPA guidance. The BART eligible sources, including many of the boilers at Northern Indiana's electric generating stations, have the potential to emit more than 250 tons a year of visibility impairing emissions, and fall within one of 26 categories, including utility and industrial boilers. States must develop implementation rules by January 2008. Resulting rules could require additional reductions of NOx, sulfur dioxide

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

(SO2) and particulate matter from coal-fired boilers including Northern Indiana's electric generating stations. Until the state rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.

The EPA Administrator signed a Supplemental Notice of Proposed Rulemaking on May 18, 2004. This rule requires that each state must submit to EPA a plan that demonstrates it will meet its assigned statewide Clean Air Interstate Rule SO2 and NOx emissions budget. The final EPA rule is expected by late Fall, 2004. Until the Federal and State rules are promulgated, the potential impact is uncertain. Northern Indiana will continue to closely monitor developments in this area.

In March 2004, the State of North Carolina filed a petition under Section 126 of the Clean Air Act seeking EPA imposition of additional NOx and SO2 reductions from electrical generating units in 13 states, including Indiana. The EPA is addressing the issues raised by North Carolina in other current regulatory initiatives that are being monitored by Northern Indiana.

WATER. On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations to meet certain performance standards to reduce the mortality of aquatic organisms at their cooling water intake structures. EPA has delayed the publication of the rule to complete additional revisions. The rule was reissued on July 9, 2004 and becomes effective on September 7, 2004. Under this rule, plants will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems whose compliance is based on any of five options. Northern Indiana is assessing the specific impacts of the final Phase II rule on its four (4) generating stations.

REMEDIATION. Northern Indiana is a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act and similar State laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, investigations are ongoing and final costs of clean up have not yet been determined. At the second site, Northern Indiana has entered into EPA Administrative Orders on Consent to perform an interim action that includes providing a municipal water supply system for approximately 275 homes. Northern Indiana has also agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal.

Sales

Electric sales for the second quarter 2004 were 4,244.1 gwh, a decrease of 238.6 gwh compared to the 2003 period, mainly as a result of decreased wholesale transaction sales, which were offset in part by modest improvements in residential, commercial and industrial sales. Residential and commercial sales improved due to an increase in the number of customers and higher usage, while industrial sales increased due to increased demand from the steel industry.

Electric sales for the first six months of 2004 was 8,499.2 gwh, a decrease of
473.7 gwh compared to the 2003 period, as a result of decreased wholesale transaction sales, partially offset by increased residential, commercial, and industrial sales.

Net Revenues

In second quarter 2004, electric net revenues of $182.5 million increased by $6.8 million from the comparable 2003 period. The increase was primarily a result of increased customer usage and customer count of $9.0 million and favorable weather during the quarter, slightly offset by lower wholesale power revenue.

In the first six months of 2004, electric net revenues were $362.0 million, an increase of $16.8 million from the comparable 2003 period as a result of increased customer usage and customer count of $8.2 million, favorable weather, and $6.8 million in environmental cost tracker revenues. In addition, Electric Operations was affected by regulatory items that reduced net revenues by $8.5 million in the comparable 2003 period. These increases in Electric Operations revenues for the first half of 2004 were partially offset by increased regulatory revenue credits of $4.6 million and reduced wholesale revenues of $1.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

Operating Income

Operating income for the second quarter 2004 was $82.0 million, an increase of $17.9 million from the same period in 2003. This increase for the comparative quarters was primarily due to the increase in net revenue mentioned above and a reduction of an accrual for estimated property tax expense. These increases to operating income were partially offset by a $5.9 million increase in operation and maintenance expenses due primarily to higher employee and administrative expenses of $4.8 million and a $2.1 million charge taken for MISO administrative fees. The increased expenses were partially reduced by a $3.2 million reversal of certain claims reserves upon settlement.

Operating income for the first six months of 2004 was $140.8 million, an increase of $24.1 million from the same period in 2003. The increase was primarily due to increased net revenue mentioned above and a reduction of an accrual for estimated property tax expense. Operation and maintenance expenses increased $8.7 million due mainly to higher employee and administrative expenses of $3.3 million, a $2.1 million charge taken for MISO administrative fees, and an expense of $3.3 million recorded in the first quarter of 2004, representing Electric Operations' portion of the redemption premium from the early extinguishment of certain medium-term notes at Northern Indiana. These increased expenses were reduced by a $3.2 million reversal of certain claims reserves upon settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
OTHER OPERATIONS

                                             Three Months                 Six Months
                                            Ended June 30,              Ended June 30,
                                       ---------------------       ---------------------
(in millions)                           2004           2003         2004           2003
-------------                           ----           ----         ----           ----
Net Revenues                           $   -           $  -        $   -              -
                                       ------------------------------------------------
Total Operating Expenses                 0.3              -          0.5              -
                                       ------------------------------------------------
Operating Loss                         $(0.3)          $  -        $ 0.5)          $  -
                                       ================================================

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

ITEM 1.  LEGAL PROCEEDINGS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2004, the sole common stockholder of Northern Indiana unanimously elected at the annual meeting, held via a written consent, Timothy A. Dehring, Jerry L. Godwin, and Mark T. Maassel, as directors of the corporation until the next annual meeting of the stockholders.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(31.1) Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification of William M. O'Malley, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification of William M. O'Malley, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the second quarter 2004:

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

                                    Northern Indiana Public Service Company
                                 ----------------------------------------------
                                                  (Registrant)

Date: August 6, 2004       By:               /s/ Jeffrey W. Grossman
                                 ----------------------------------------------
                                                Jeffrey W. Grossman
                                                  Vice President
                                              (Duly Authorized Officer)