Form 10-Q
period 2004-09-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2004-11-02
CIK 72843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to ______

                         Commission File Number: 1-4125

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Indiana                          35-0552990
        -------------------------------          -----------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

             801 East 86th Avenue
             Merrillville, Indiana                    46410
        ---------------------------------------  -----------------
        (Address of principal executive offices)     (Zip Code)

                                 (877) 647-5990
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 1, 2004, 73,282,258 shares of the registrant's Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

                     NORTHERN INDIANA PUBLIC SERVICE COMPANY
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Statements of Consolidated Income ................................................      3

                     Consolidated Balance Sheets.......................................................      4

                     Statements of Consolidated Cash Flows.............................................      6

                     Statements of Consolidated Comprehensive Income ..................................      7

                     Notes to Consolidated Financial Statements........................................      8

           Item 2.   Management's Discussion and Analysis of

                       Financial Condition and Results of Operations...................................     14

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................     28

           Item 4.   Controls and Procedures...........................................................     28

PART II - OTHER INFORMATION

           Item 1    Legal Proceedings ................................................................     29

           Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......................     29

           Item 3    Defaults Upon Senior Securities ..................................................     29

           Item 4.   Submission of Matters to a Vote of Security Holders...............................     29

           Item 5.   Other Information.................................................................     29

           Item 6.   Exhibits .........................................................................     29

           Signature ..................................................................................     30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                 Three Months                          Nine Months
                                                              Ended September 30,                  Ended September 30,
                                                          ----------------------------         ----------------------------
(in millions)                                                2004              2003                2004             2003
-------------                                             ----------        ----------         ----------        ----------
OPERATING REVENUES
   Gas                                                    $     90.6        $     82.9         $    654.1        $    717.2
   Gas-affiliated                                                0.8               1.5                3.3               9.6
   Electric                                                    298.7             307.5              818.3             819.3
   Electric-affiliated                                           4.6               7.3               13.3              17.7
                                                          ----------        ----------         ----------        ----------
   Gross Operating Revenues                                    394.7             399.2            1,489.0           1,563.8
                                                          ----------        ----------         ----------        ----------
COST OF ENERGY

   Gas costs                                                    58.1              56.0              466.8             521.1
   Gas costs-affiliated                                          0.2               0.0                0.2               0.8
   Fuel for electric generation                                 62.2              61.8              170.6             164.6
   Fuel for electric generation-affiliated                       0.7               1.0                3.4               2.6
   Power purchased                                              23.5              27.7               64.2              72.7
   Power purchased-affiliated                                    6.0              18.4               20.5              46.0
                                                          ----------        ----------         ----------        ----------
   Cost of sales                                               150.7             164.9              725.7             807.8
                                                          ----------        ----------         ----------        ----------
Total Net Revenues                                             244.0             234.3              763.3             756.0
                                                          ----------        ----------         ----------        ----------
OPERATING EXPENSES

   Operation                                                    70.7              65.9              215.9             194.5
   Maintenance                                                  16.7              17.7               51.7              52.5
   Depreciation and amortization                                65.6              64.8              197.2             193.7
   Other taxes                                                  19.4              20.9               48.6              69.0
                                                          ----------        ----------         ----------        ----------
Total Operating Expenses                                       172.4             169.3              513.4             509.7
                                                          ----------        ----------         ----------        ----------
UTILITY OPERATING INCOME BEFORE UTILITY
   INCOME TAXES                                                 71.6              65.0              249.9             246.3
                                                          ----------        ----------         ----------        ----------
UTILITY INCOME TAXES                                            21.1              21.1               84.7              82.4
                                                          ----------        ----------         ----------        ----------
UTILITY OPERATING INCOME                                        50.5              43.9              165.2             163.9
                                                          ----------        ----------         ----------        ----------
OTHER INCOME (DEDUCTIONS)                                        0.5              (0.4)               1.0              (0.4)
                                                          ----------        ----------         ----------        ----------
INTEREST
   Interest on long-term debt                                    6.4               9.7               21.1              32.3
   Other interest                                                1.7              (0.1)               3.9               0.7
   Other interest-affiliated                                     2.6               2.4                6.3               6.1
   Amortization of premium, reacquisition premium,
    discount and expense on debt, net                            0.9               0.9                2.7               2.9
                                                          ----------        ----------         ----------        ----------
Total Interest                                                  11.6              12.9               34.0              42.0
                                                          ----------        ----------         ----------        ----------
NET INCOME                                                $     39.4        $     30.6         $    132.2        $    121.5
                                                          ==========        ==========         ==========        ==========
DIVIDEND REQUIREMENTS ON PREFERRED STOCKS                 $      1.1        $      1.1         $      3.3        $      3.4
                                                          ----------        ----------         ----------        ----------
BALANCE AVAILABLE FOR COMMON SHARES                       $     38.3        $     29.5         $    128.9        $    118.1
                                                          ----------        ----------         ----------        ----------
COMMON DIVIDENDS DECLARED                                 $        -        $     27.4         $        -        $     92.9
                                                          ----------        ----------         ----------        ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,      December 31,
(in millions)                                                                          2004               2003
-------------                                                                       -------------      ------------
                                                                                     unaudited)
ASSETS
UTILITY PLANT, at original cost

   Electric                                                                         $    4,818.3       $    4,774.1
   Gas                                                                                   1,514.6            1,494.0
   Common                                                                                  365.3              368.0
                                                                                    ------------       ------------
   Total Utility Plant                                                                   6,698.2            6,636.1
                                                                                    ------------       ------------
   Less - Accumulated provision for depreciation
     and amortization                                                                    3,165.1            3,082.7
                                                                                    ------------       ------------
Net Utility Plant                                                                        3,533.1            3,553.4
                                                                                    ------------       ------------
OTHER PROPERTY AND INVESTMENTS                                                               2.3                2.4
                                                                                    ------------       ------------
CURRENT ASSETS:

   Cash and cash equivalents                                                                 1.6                0.3
   Restricted cash                                                                           7.8                2.6
   Accounts receivable (less reserve of $10.6 and $9.6, respectively)                       60.3               69.7
   Unbilled revenue (less reserve of $0.2 and $0.7, respectively)                           31.0               74.2
   Materials and supplies, at average cost                                                  44.3               43.8
   Electric production fuel, at average cost                                                26.5               29.0
   Natural gas in storage, at last-in, first-out cost                                      105.0              131.8
   Price risk management assets                                                              9.8                4.6
   Regulatory assets                                                                        18.4               12.4
   Prepayments and other                                                                    50.3               41.0
                                                                                    ------------       ------------
Total Current Assets                                                                       355.0              409.4
                                                                                    ------------       ------------
OTHER ASSETS:

   Regulatory assets                                                                       196.2              210.4
   Intangible assets                                                                        30.8               25.2
   Deferred charges and other                                                                6.1                6.6
                                                                                    ------------       ------------
Total Other Assets                                                                         233.1              242.2
                                                                                    ------------       ------------
TOTAL ASSETS                                                                        $    4,123.5       $    4,207.4
                                                                                    ============       ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,     December 31,
(in millions)                                                                           2004              2003
-------------                                                                       --------------     ------------
                                                                                     (unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common shareholder's equity                                                         $    1,111.3        $     971.8
Preferred Stocks --
   Series without mandatory redemption provisions                                           81.1               81.1
   Series with mandatory redemption provisions                                                 -                  -
Long-term debt, excluding amounts due within one year                                      497.8              682.0
                                                                                    ------------        -----------
Total Capitalization                                                                     1,690.2            1,734.9
                                                                                    ------------        -----------
CURRENT LIABILITIES

   Current portion of long-term debt                                                        73.3               32.0
   Short-term borrowings-affiliated                                                        504.8              578.4
   Accounts payable                                                                         96.4              140.1
   Accounts payable-affiliated                                                              14.7               19.9
   Dividends declared on preferred stocks                                                    1.1                1.1
   Customer deposits                                                                        54.1               51.1
   Taxes accrued                                                                            88.4               58.9
   Interest accrued                                                                          7.3                6.9
   Overrecovered fuel costs                                                                  2.5                1.1
   Overrecovered gas costs                                                                  15.1               25.8
   Accrued employment costs                                                                 22.4               21.4
   Price risk management liabilities                                                         0.7                0.5
   Accrued liability for postretirement and pension benefits                                23.0               13.6
   Other accruals                                                                           41.3               55.9
                                                                                    ------------        -----------
Total Current Liabilities                                                                  945.1            1,006.7
                                                                                    ------------        -----------
OTHER LIABILITIES AND DEFERRED CREDITS

   Deferred income taxes                                                                   457.5              472.2
   Deferred investment tax credits                                                          51.9               57.2
   Deferred credits                                                                         19.2               16.9
   Accrued liability for postretirement and pension benefits                               233.3              224.2
   Preferred stock liabilities with mandatory redemption provisions                          1.2                2.4
   Regulatory liabilities and other removal costs                                          704.4              667.2
   Other noncurrent liabilities                                                             20.7               25.7
                                                                                    ------------        -----------
Total Other                                                                              1,488.2            1,465.8
                                                                                    ------------        -----------
COMMITMENTS AND CONTINGENCIES                                                                  -                  -
                                                                                    ------------        -----------
TOTAL CAPITALIZATION AND LIABILITIES                                                $    4,123.5        $   4,207.4
                                                                                    ============        ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,(in million)                     2004             2003
-------------------------------------------                     ----             ----
OPERATING ACTIVITIES

   Net Income                                                $    132.2       $    121.5
   Adjustments to reconcile net income to net cash:
     Depreciation and amortization                                197.2            193.7
     Net changes in price risk management activities               (6.2)             4.6
     Deferred income taxes and investment tax credits             (32.0)           (50.6)
     Amortization of unearned compensation                          0.2              0.1
     Amortization of discount/premium on debt                       2.7              3.0
     Other                                                         (0.7)            (1.6)
   Changes in assets and liabilities:
     Restricted cash                                               (5.2)            (3.1)
     Accounts receivable and unbilled revenue                      53.8             62.0
     Inventories                                                   28.9           (117.3)
     Accounts payable                                             (38.5)           (53.2)
     Customer deposits                                              3.0              8.3
     Taxes accrued                                                 32.0             57.8
     Interest accrued                                               0.4              1.4
     (Under) Overrecovered gas and fuel costs                      (9.2)            53.8
     Prepayments and other current assets                           4.5             (4.8)
     Regulatory assets/liabilities                                 15.8              5.5
     Postretirement and postemployment benefits                    20.3             (2.1)
     Deferred credits                                               2.2            (41.1)
     Other accruals                                               (12.4)             8.3
     Deferred charges and other noncurrent assets                   0.5              6.5
     Other noncurrent liabilities                                 (11.3)            39.0
                                                             ----------       ----------
Net Cash from Operating Activities                                378.2            291.7
                                                             ----------       ----------
INVESTING ACTIVITIES

     Construction expenditures                                   (158.1)          (195.4)
     Proceeds from disposition of assets                            3.6              2.8
     Other investing activities                                       -              6.3
                                                             ----------       ----------
Net Investing Activities                                         (154.5)          (186.3)
                                                             ----------       ----------
FINANCING ACTIVITIES

     Retirement of long-term debt                                (143.0)          (124.0)
     Change in short-term debt                                    (74.8)           118.1
     Retirement of preferred shares                                (1.2)            (0.6)
     Dividends paid - common shares                                   -            (92.9)
     Dividends paid - preferred shares                             (3.4)            (3.4)
                                                             ----------       ----------
Net Financing Activities                                         (222.4)          (102.8)
                                                             ----------       ----------
Increase (decrease) in cash and cash equivalents                    1.3              2.6
Cash and cash equivalents at beginning of period                    0.3              4.4
                                                             ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $      1.6       $      7.0
                                                             ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest                                        31.6             36.4
     Interest capitalized                                           0.7              1.6
     Cash paid for income taxes                                    78.4             87.9
                                                             ----------       ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

                                                                    Three Months                    Nine Months
                                                                 Ended September 30,            Ended September 30,
                                                                 -------------------            -------------------
(in millions, net of tax)                                       2004             2003           2004           2003
-------------------------                                       ----             ----           ----           ----
Net Income                                                   $     39.4       $     30.6      $  132.2       $  121.5
   Other comprehensive loss, net of tax
     Net unrealized gains (losses) on cash flow hedges              0.5             (1.3)         (1.2)          (2.3)
     Minimum pension liability adjustment                           4.5             18.3           4.5           18.3
                                                             ----------       ----------      --------       --------
   Total other comprehensive income                                 5.0             17.0           3.3           16.0
                                                             ----------       ----------      --------       --------
Total Comprehensive Income                                   $     44.4       $     47.6      $  135.5       $  137.5
                                                             ==========       ==========      ========       ========

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

Gas Operations Related Matters

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

Northern Indiana's GCA5 annual demand filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003 and approved by the IURC for implementation as interim rates, subject to refund effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. A hearing was held before the IURC on July 18, 2004 in support of the settlement. Among the settlement agreement's provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval. This refund is the resolution of issues similar to those from March 2003. An additional provision of the agreement was to extend the current Alternative Regulatory Procedure (ARP), including Northern Indiana's gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005. The IURC approved the joint stipulation and agreement, without change, at their August 18, 2004 administrative meeting.

Northern Indiana's GCA6 annual demand filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004 and approved by the IURC on October 20, 2004 for implementation as interim rates, subject to refund, effective November 1, 2004.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents 7 marketers participating in Northern Indiana Choice) filed a Stipulation and Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP decision to March 31, 2006. The agreement, if approved by the IURC extends the expiration date of Northern Indiana's gas incentive mechanism - GCIM to March 31, 2006 as well. The agreement grandfathers the terms of existing contracts that marketers have with Choice customers. Lastly, the agreement establishes a scope for negotiations that parties will follow when convening within the next several months to establish a long-term resolution of the ARP.

On September 21, 2004, Northern Indiana petitioned the IURC under the ARP statutory requirements to permit a two-year pilot low-income energy assistance program. The program, filed under the name NIPSCO Winter Warmth provides, if approved, approximately $4.0 million of assistance for customer security deposits and bill assistance for qualifying low-income customers presently disconnected for non-payment or at risk for disconnection. As proposed, Northern Indiana will fund this program through a monthly $0.50 charge to residential and general service customers and an annual contribution of $200,000 from Northern Indiana.

Electric Operations Related Matters

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's Federal Energy Regulatory Commission (FERC)- approved tariff. One of the new categories of charges,
Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004 the IURC issued an order which denied Northern Indiana's request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $0.9 million in MISO fees in the third quarter 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $2.8 million annually. On October 6, 2004, the IURC denied Northern Indiana's Motion for Reconsideration. Northern Indiana filed its notice of appeal and this matter is pending.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed with the FERC detailed tariff information, with a planned initial operation date of March 1, 2005. Northern Indiana is actively pursuing a role in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana conducts its electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana.

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

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating units, which includes the Mitchell Station. On October 8, 2004, Northern Indiana requested proposals from wholesale power marketers to provide power under varying terms and conditions. These proposals will be evaluated after the submittal date on November 5, 2004. Northern Indiana

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

requested similar proposals during 2003 which were not executed. In February 2004, the City of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking valuation of the Mitchell Station and determination of the terms and conditions under which the City of Gary would acquire the Mitchell Station. The procedural schedule for the City of Gary has been set, and Northern Indiana has filed its prepared direct testimony, stating that Northern Indiana has no current plans to restart the Mitchell Station. Interveners, including the Indiana Office of Utility Consumer Council, filed direct testimony on October 12, 2004. The IURC hearing of the City of Gary petition is scheduled for the fourth quarter of 2004.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana's retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. Northern Indiana's direct testimony was filed on August 6, 2004. The hearing in this matter is also scheduled for the fourth quarter of 2004.

On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO's implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO's implementation of standard market design mechanisms, such as the MISO's proposed real-time and day-ahead energy markets. The hearing in this matter is scheduled for the first quarter of 2005.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana's latest ECRM filing (ECR-4) was made in August 2004 for capital expenditures of $231.3 million. Northern Indiana's first annual EERM filing (EER-1) was made in February 2004 for $1.9 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million. On October 8, 2004, Northern Indiana filed for approval of the revised cost estimates to meet the environmental standards. Northern Indiana anticipates a total capital investment amounting to approximately $305 million. The ECRM revenues amounted to $12.8 million for the nine months ended September 30, 2004, and $18.0 million from inception to date, while EERM revenues were $0.8 million for the first nine months of 2004.

3.    RESTRUCTURING ACTIVITIES

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group. The restructuring activities were primarily associated with reductions in headcount.

For all of the restructuring plans, a total of approximately 180 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of September 30, 2004, 162 employees were terminated. At September 30, 2004 and December 31, 2003, the consolidated balance sheets reflected liabilities of $1.1 million and $1.2 million related to the restructuring plans, respectively. During the third quarter and nine months ended September 30, 2004, the restructuring plan liability was reduced by $0.1 million due to a reduction in estimated costs related to the reorganization initiatives. The reduction in the estimated liability was reflected in operation and maintenance expense.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

4.    RISK MANAGEMENT ACTIVITIES

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks in its business. Northern Indiana accounts for its derivatives under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133).

HEDGING ACTIVITIES. The activity for the third quarter and nine months ended September 30, 2004 and September 30, 2003 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

                                                                     Three Months                       Nine Months
                                                                  Ended September 30,               Ended September 30,
                                                                  -------------------               -------------------
(in millions, net of tax)                                        2004             2003             2004             2003
-------------------------                                      --------         --------         --------         --------
Unrealized gains on derivatives qualifying as cash flow
   hedges at the beginning of the period                       $    0.9         $    1.3         $    2.6         $    2.3

Unrealized hedging gains (losses) arising during the
   period of derivatives qualifying as cash flow hedges             1.0             (0.5)             1.6             (2.7)

Reclassification adjustment for net loss (gain) included
   in net income                                                   (0.5)            (0.8)            (2.8)             0.4
                                                               --------         --------         --------         --------
Net unrealized gains on derivatives qualifying as cash
   flow hedges at the end of the period                        $    1.4           $    -         $    1.4         $      -
                                                               --------         --------         --------         --------

Unrealized gains and losses on Northern Indiana's hedges were recorded as price risk management assets and liabilities. The accompanying consolidated balance sheets reflected price risk management assets of $9.8 million and $4.6 million at September 30, 2004 and December 31, 2003, respectively, which were included in "Current Assets." Price risk management liabilities were $0.7 million and $0.5 million at September 30, 2004 and December 31, 2003, respectively, all of which were included in "Current Liabilities."

During the third quarter 2004, there were no components of the derivatives' fair values excluded in the assessment of hedge effectiveness. Also, during the third quarter, Northern Indiana reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $1.2 million, net of tax.

In addition, Northern Indiana engages in writing options that potentially obligate Northern Indiana to purchase or sell gas at the holder's discretion at some future market-based price. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. Northern Indiana also uses NYMEX derivative contracts for certain programs to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but, because these derivatives are used within the framework of their respective gas cost recovery mechanisms, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The consolidated balance sheets reflected zero and $0.2 million at September 30, 2004 and December 31, 2003, respectively, of price risk management liabilities associated with these programs.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB INTERPRETATION NO. 46 (REVISED DECEMBER 2003) -- CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities"(FIN 46R). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46R to the first quarter of 2004. Northern Indiana adopted FIN 46R on January 1, 2004. The adoption of FIN 46R had no impact on Northern Indiana's financial position or results of operations.

FASB STAFF POSITION (FSP) NO. FAS 106-2 -- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003 (FSP 106-2). (SUPERSEDES FSP 106-1-- ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003.) On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Northern Indiana had previously elected to defer accounting for the effects of this pronouncement, as allowed by FSP 106-1. On July 1, 2004, NiSource adopted the provisions of FSP 106-2. Northern Indiana was not impacted by the adoption by NiSource FSP 106-2.

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

                                                                                      SEPTEMBER 30,     December 31,
(in millions, net of tax)                                                                 2004             2003
-------------------------                                                                 ----             ----
Net unrealized gains on cash flow hedges                                                $     1.4        $     2.6

Minimum pension liability adjustment                                                       (119.8)          (124.3)
                                                                                        ---------        ---------
Total Accumulated Other Comprehensive Loss, net                                         $  (118.4)       $  (121.7)
                                                                                        ---------        ---------

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS

Northern Indiana participates in the NiSource pension and postretirement benefit plans. NiSource used a measurement date of September 30, 2003 for the calculation of its obligations under the pension and other postretirement benefit plans. Northern Indiana recognized $4.0 million and $8.1 million in allocated pension expenses, and $7.0 million and $5.0 million in other benefit expenses for the third quarter of 2004 and the third quarter of 2003, respectively. Northern Indiana recognized $11.9 million and $24.4 million in allocated pension

NORTHERN INDIANA PUBLIC SERVICE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED)

expenses, and $21.1 million and $15.1 million in other benefit expenses for the first nine months of 2004 and the first nine months of 2003, respectively.

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

The following tables provide information about Northern Indiana business segments. Northern Indiana uses operating income (loss) as its primary measurement for each of the reporting segments. Operating income (loss) is derived from revenues and expenses directly associated with each segment.

($ in millions)                                                            GAS          ELECTRIC       OTHER        TOTAL
---------------                                                            ---          --------       -----        -----
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

    Operating revenues                                                     91.4          303.3             -          394.7
    Utility operating income (loss) before utility income taxes           (23.6)          95.4          (0.2)          71.6

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

    Operating revenues                                                     84.4          314.8             -          399.2
    Utility operating income (loss) before utility income taxes           (24.5)          89.5             -           65.0
                                                                          -----           ----                         ----

($ in millions)                                                            GAS          ELECTRIC       OTHER        TOTAL
---------------                                                            ---          --------       -----        -----
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

    Operating revenues                                                    657.4          831.6             -        1,489.0
    Utility operating income (loss) before utility income taxes            14.4          236.2          (0.7)         249.9

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

    Operating revenues                                                    726.8          837.0             -        1,563.8
    Utility operating income before utility income taxes                   40.1          206.2             -          246.3
                                                                           ----          -----                        -----

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

                               CONSOLIDATED REVIEW

RESULTS OF OPERATIONS
THE QUARTER ENDED SEPTEMBER 30, 2004

Net Income

Northern Indiana reported net income of $39.4 million for the three months ended September 30, 2004, an increase of $8.8 million as compared to the $30.6 million recorded in the 2003 period.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the three months ended September 30, 2004, were $244.0 million, a $9.7 million increase from the same period last year. Gas net revenues for the third quarter 2004 were $33.1 million, an increase of $4.7 million from the same period in 2003. The increase in net revenues was primarily a result of increased residential, commercial and industrial non-weather related gas sales of $6.4 million and the impact of regulatory refunds which reduced net revenues in the third quarter of 2003 by $3.8 million. These increases were partially offset by warmer weather in the gas markets for the third quarter of 2004 compared with the same period in 2003 amounting to $1.9 million and lower non-traditional revenues of $2.9 million. In the third quarter 2004, electric net revenues of $210.9 million increased by $5.0 million from the comparable 2003 period. Net revenue increased primarily due to environmental trackers of $4.3 million, increased transmission revenues of $2.1 million, and the impact of reserves of $3.0 million recorded for regulatory refunds in the 2003 period. These increases were partially offset by a reduction of $6.2 million in net revenues resulting from cooler weather in the electric market for the current period compared to the prior period.

Expenses

Operating expenses for the third quarter 2004 were $172.4 million, an increase of $3.1 million from the 2003 period. The increase was primarily due to the increase in operation and maintenance expenses of $3.8 million for the third quarter 2004. The increase in operation and maintenance expenses is a result of increased employee and administrative expense of $2.6 million, increased insurance expenses of $1.9 million and an adjustment to employee insurance reserves in 2003 of $3.3 million. In addition, depreciation and amortization expense increased

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

$0.8 million mainly due to plant additions. These increased costs were partially offset by reduced electric production maintenance expenses of $2.7 million and decreased environmental and uncollectibles accounts expenses of $1.5 million, and the reduction in estimated property tax expenses of $2.2 million.

Utility Income Taxes

Utility income tax expenses for the third quarter 2004 were favorably impacted by the reversal of a $5.7 million tax reserve.

Other Income (Deductions)

Other Income (Deductions) for the third quarter were $0.5 million, an increase of $0.9 million compared to the 2003 period, primarily due to a decrease in administrative fees associated with the sale of accounts receivable.

Interest

Interest expense for the third quarter 2004 was $11.6 million, a decrease of $1.3 million compared to the 2003 period, primarily due to a reduction in long-term debt and lower average long-term interest rates.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004

Net Income

Northern Indiana reported net income of $132.2 million for the nine months ended September 30, 2004, an increase of $10.7 million as compared to the $121.5 million recorded in the 2003 period.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2004, were $763.3 million, a $7.3 million increase from the same period last year. Gas net revenues for the first nine months of 2004 were $190.4 million, a decrease of $14.5 million from the same period in 2003. The decrease in net revenues was primarily a result of reductions in residential and commercial gas sales due to warmer weather during the winter heating season in 2004 compared with the same period in 2003 amounting to $9.5 million and lower non-traditional revenues of $7.8 million, partially offset by the impact of regulatory refunds which reduced net revenues in the third quarter of 2003 by $3.8 million. In the first nine months of 2004, electric net revenues were $572.9 million, an increase of $21.8 million from the comparable 2003 period as a result of higher net revenues from environmental trackers of $11.0 million, an increase in non-weather-related usage and customer count of $7.4 million and the effect of reserves recorded for regulatory refunds of $12.3 million in the comparable 2003 period. These increases were partially offset by unfavorable weather amounting to $6.0 million, the majority of which occurred in the current quarter, and a decrease in net revenues of $3.2 million as a result of a reduced interruptible sales tariff for industrial customers approved by the Indiana Utility Regulatory Commission (IURC) earlier this year.

Expenses

Operating expenses for the nine months ended September 30, 2004 were $513.4 million, an increase of $3.7 million over the 2003 period. Operation and maintenance expenses increased $20.6 million mainly due to increased employee and administrative expenses of $9.3 million, an adjustment to employee insurance reserves in 2003 of $6.8 million, $3.0 million in Midwest Independent System Operation (MISO) administrative fees, a $4.2 million expense related to a redemption premium from the early extinguishment of certain medium-term notes, increased insurance expense of $1.9 million, a $2.0 million increase in environmental reserves and a $1.8 million increase in outside services. In addition, depreciation and amortization expense increased $3.5 million mainly due to plant additions. These increased costs were partially offset by reversal of certain claims reserves upon settlement in the second quarter of 2004 of $5.7 million, reduced electric production maintenance expenses of $2.4 million, decreased uncollectibles accounts expenses of $1.9 million, a $25.3 million reduction in estimated property tax expenses and the $5.4 million increase in sales tax expenses.

Utility Income Taxes

Utility income tax expenses for the nine months ended September 30, 2004 were $84.7 million, compared to $82.4 million in 2003, due to increased pre-tax income, offset by the reversal of a $5.7 million tax reserve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

Other Income (Deductions)

Other Income (Deductions) for the nine months ended September 30, 2004 were $1.0 million, an increase of $1.4 million compared to the 2003 period, primarily due to a decrease in administrative fees associated with the sale of accounts receivable.

Interest

Interest expense for the nine months ended September 30, 2004 was $34.0 million, a decrease of $8.0 million compared to the 2003 period, primarily due to a reduction in long-term debt and lower average long-term interest rates.

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

Net cash from operations for the nine months ended September 30, 2004 was $378.2 million. Net cash from operations increased $86.5 million from the comparable period a year ago, mainly as a result of an increase in cash flow from working capital. The increase in cash flow from working capital was $64.8 million, principally driven by reduced purchases of gas inventories.

During July 2004, Northern Indiana redeemed $32.0 million of its medium-term notes, with an average interest rate of 6.53%.

During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes with an average interest rate of 7.49%. The associated redemption premium of $4.2 million was charged to operating expense.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources. During March 2004, NFC obtained a new $500 million 364-day credit facility and a $750 million 3-year credit facility with a syndicate of banks led by Barclays Capital. The credit facility is guaranteed by NiSource. As of September 30, 2004, Northern Indiana had $504.8 million of intercompany short-term borrowings outstanding at an interest rate of 2.35%. As of December 31, 2003, Northern Indiana had $578.4 million of intercompany short-term borrowings outstanding at an interest rate of 1.74%.

Sale of Trade Receivables

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreements expire in December 2004, but can be renewed if mutually agreed to by both parties. As of September 30, 2004, NRC had sold $105.0 million of accounts receivable.

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

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC. These borrowings have interest rates that are indexed to short-term market interest rates. At September 30, 2004, the outstanding borrowings totaled $504.8 million. Based upon average borrowings during 2004, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $1.2 million and $3.4 million for the quarter and nine months ended September 30, 2004, respectively.

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

OFF BALANCE SHEET ARRANGEMENTS

At September 30, 2004, there have been no material changes in Northern Indiana's purchase commitments and operating leases obligations from those reported in Northern Indiana's Form 10-K for the year ended December 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS

                                                 Three Months                        Nine Months
                                              Ended September 30,                 Ended September 30,
                                              -------------------                 -------------------
( in millions)                              2004              2003              2004              2003
--------------                              ----              ----              ----              ----
NET REVENUES

   Sales revenues                        $       83.8      $       78.1      $      620.3      $      690.9
   Less: Cost of gas sold                        58.3              56.0             467.0             521.9
                                         ------------      ------------      ------------      ------------
   Net Sales Revenues                            25.5              22.1             153.3             169.0
   Transportation Revenues                        7.6               6.3              37.1              35.9
                                         ------------      ------------      ------------      ------------
Net Revenues                                     33.1              28.4             190.4             204.9
                                         ------------      ------------      ------------      ------------
OPERATING EXPENSES

   Operation and maintenance                     30.0              26.6              90.6              79.6
   Depreciation and amortization                 21.5              21.3              64.6              62.9
   Other taxes                                    5.2               5.0              20.8              22.3
                                         ------------      ------------      ------------      ------------
Total Operating Expenses                         56.7              52.9             176.0             164.8
                                         ------------      ------------      ------------      ------------
Operating Income (Loss)                  $      (23.6)     $      (24.5)     $       14.4      $       40.1
                                         ============      ============      ============      ============

REVENUES ($ IN MILLIONS)

   Residential                                   42.5              35.8             409.6             451.1
   Commercial                                    16.0              13.8             138.6             167.9
   Industrial                                    18.4              20.2              94.5              92.3
   Transportation                                 7.6               6.2              37.1              35.9
   Deferred Gas Costs                             4.2               3.6             (39.2)            (52.3)
   Other                                          2.7               4.8              16.8              31.9
                                         ------------      ------------      ------------      ------------
Total                                            91.4              84.4             657.4             726.8
                                         ------------      ------------      ------------      ------------
SALES AND TRANSPORTATION  (MMDTH)

   Residential Sales                              3.8               3.8              39.8              43.3
   Commercial Sales                               1.7               1.5              15.6              17.7
   Industrial Sales                               3.1               2.7              10.8              10.2
   Transportation                                34.3              29.4             118.4             103.7
   Other                                            -               0.2               0.1               1.2
                                         ------------      ------------      ------------      ------------
Total                                            42.9              37.6             184.7             176.1
                                         ------------      ------------      ------------      ------------

HEATING DEGREE DAYS                                78               152             3,863             4,245
NORMAL HEATING DEGREE DAYS                        110               110             3,944             3,912
% COLDER (WARMER) THAN NORMAL                     (29%)              38%               (2%)               9%

CUSTOMERS

   Residential                                                                    593,211           594,383
   Commercial                                                                      45,558            46,867
   Industrial                                                                       2,986             3,154
   Transportation                                                                  54,720            46,632
   Other                                                                               11                14
                                                                             ------------      ------------
TOTAL                                                                             696,486           691,050
                                                                             ------------      ------------

Northern Indiana's natural gas distribution operations serve approximately 696,000 customers in the northern part of Indiana. Northern Indiana offers both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with over 72% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

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

Northern Indiana's GCA5 annual demand filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003 and approved by the IURC for implementation as interim rates, subject to refund effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. A hearing was held before the IURC on July 18, 2004 in support of the settlement. Among the settlement agreement's provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval. This refund is the resolution of issues similar to those from March 2003. An additional provision of the agreement was to extend the current Alternative Regulatory Procedure (ARP), including Northern Indiana's gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005. The IURC approved the joint stipulation and agreement, without change, at their August 18, 2004 administrative meeting.

Northern Indiana's GCA6 annual demand filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004 and approved by the IURC on October 20, 2004 for implementation as interim rates, subject to refund, effective November 1, 2004.

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents 7 marketers participating in Northern Indiana Choice) filed a Stipulation and Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP decision to March 31, 2006. The agreement, if approved by the IURC extends the expiration date of Northern Indiana's gas incentive mechanism - GCIM to March 31, 2006 as well. The agreement grandfathers the terms of existing contracts that marketers have with Choice customers. Lastly, the agreement establishes a scope for negotiations that parties will follow when convening within the next several months to establish a long-term resolution of the ARP.

On September 21, 2004, Northern Indiana petitioned the IURC under the ARP statutory requirements to permit a two-year pilot low-income energy assistance program. The program, filed under the name NIPSCO Winter Warmth provides, if approved, approximately $4.0 million of assistance for customer security deposits and bill assistance for qualifying low-income customers presently disconnected for non-payment or at risk for disconnection. As proposed, Northern Indiana will fund this program through a monthly $0.50 charge to residential and general service customers and an annual contribution of $200,000 from Northern Indiana.

Environmental Matters

In January of 2004, Northern Indiana signed a multi-site Voluntary Remediation Program Order addressing 13 former manufactured gas plant sites with the Indiana Department of Environmental Management. Previously Northern Indiana, together with other potentially responsible parties, had entered into similar agreements with the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

Indiana Department of Environmental Management for 11 additional sites, which Northern Indiana is required to investigate, and to the extent necessary, clean up.

Weather

In general, Northern Indiana calculates the weather related revenue variance based on changing customer demand driven by weather variance from normal heating degree-days. Normal is evaluated using heating degree days across Northern Indiana's distribution region. The temperature base for measuring heating degree days (i.e. the estimated average daily temperature at which heating load begins) is 65 degrees.

For the third quarter of 2004, weather was 29% warmer than normal and 49% warmer than the third quarter of 2003.

For the first nine months of 2004, weather was 2% warmer than normal and 9% warmer than the first nine months of 2003.

Throughput

Northern Indiana sold and transported 42.9 million dekatherms (MMDth) for the third quarter 2004, as compared to 37.6 million MMDth from the same period last year. The increase in MMDth's was mainly due to increased transport throughput.

Total volumes sold and transported were 184.7 MMDth for the first nine months of 2004, an increase of 8.6 MMDth from the same period in 2003, primarily due to increased transportation, partially offset by a reduction of residential and commercial sales.

Net Revenues

Net revenues for the third quarter ended September 30, 2004 were $33.1 million, an increase of $4.7 million from the same period in 2003. The increase in net revenues was primarily a result of increased residential, commercial and industrial non-weather related gas sales of $6.4 million and the impact of regulatory refunds which reduced net revenues in the third quarter of 2003 by $3.8 million. These increases were partially offset by lower non-traditional revenues of $2.9 million.

Net revenues for the first nine months of 2004 were $190.4 million, a decrease of $14.5 million from the same period in 2003. The decrease in net revenues was primarily a result of reductions in residential and commercial gas sales due to warmer weather in 2004 compared with the same period in 2003 amounting to $9.5 million and lower non-traditional revenues of $7.8 million, partially offset by the impact of regulatory refunds which reduced net revenues in the third quarter of 2003 by $3.8 million.

Operating Income

For the third quarter of 2004, operating loss was $23.6 million compared to a loss of $24.5 million from the same period in 2003. The improvement was mainly attributable to increased net revenues of $4.7 million discussed above, partially offset by $3.4 million increase in operation and maintenance expenses. The increase in operating expense was primarily due to higher employee and administrative expenses of $3.2 million and increased insurance expense of $0.9 million. Partially offsetting these increases were decreased environmental and uncollectible accounts expense of $1.8 million. In addition, the 2003 period benefited from a $1.5 million adjustment to employee insurance reserves.

For the first nine months of 2004, operating income was $14.4 million, a decrease of $25.7 million from the same period in 2003. The decrease was mainly attributable to lower net revenues of $14.5 million discussed above, and a $11.0 million increase in operation and maintenance expenses. Operating expenses increased due to higher employee and administrative expenses of $7.9 million, increased environmental costs of $1.8 million and increased insurance expense of $0.9 million. In addition, $0.9 million in expense was recorded in the first quarter related to Gas Operations' portion of redemption premium from the early extinguishment of certain medium-term notes. A $3.0 million adjustment to employee insurance reserves in 2003 contributed to the year-over-year increase in operating expenses. These increased expenses were partially offset by a reversal of certain claims reserves upon settlement in the second quarter of 2004 of $2.5 million and lower uncollectible accounts expense of $2.2 million. In addition, a $4.7 million reversal of an accrual for prior years estimated property taxes and a reduction in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
GAS DISTRIBUTION OPERATIONS (CONTINUED)

current year accrual of $1.2 million was partially offset by a $5.0 million increase in sales tax accrual during the second quarter of 2004. Depreciation expense increased $1.7 million due to asset additions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS

                                                                  Three Months                   Nine Months
                                                               Ended September 30,           Ended September 30,
                                                               -------------------           -------------------
( in millions)                                                  2004         2003             2004         2003
--------------                                                  ----         ----             ----         ----
NET REVENUES

    Sales Revenues                                            $  303.3     $   314.8        $  831.6     $   837.0
    Less: Cost of sales                                           92.4         108.9           258.7         285.9
                                                              --------     ---------        --------     ---------
Net Revenues                                                     210.9         205.9           572.9         551.1
                                                              --------     ---------        --------     ---------
OPERATING EXPENSES

    Operation and maintenance                                     57.2          57.0           176.3         167.4
    Depreciation and amortization                                 44.1          43.5           132.6         130.8
    Other taxes                                                   14.2          15.9            27.8          46.7
                                                              --------     ---------        --------     ---------
Total Operating Expenses                                         115.5         116.4           336.7         344.9
                                                              --------     ---------        --------     ---------
Operating Income                                              $   95.4     $    89.5        $  236.2     $   206.2
                                                              ========     =========        ========     =========

REVENUES ($ IN MILLIONS)

    Residential                                                   86.9          94.7           224.8         229.3
    Commercial                                                    78.8          84.0           222.4         220.4
    Industrial                                                   100.3          90.9           304.1         282.2
    Wholesale                                                     18.8          34.0            41.6          79.4
    Other                                                         18.5          11.2            38.7          25.7
                                                              --------     ---------        --------     ---------
Total                                                            303.3         314.8           831.6         837.0
                                                              --------     ---------        --------     ---------
SALES (GIGAWATT HOURS)

    Residential                                                  923.7       1,008.1         2,372.4       2,436.8
    Commercial                                                   990.1       1,011.8         2,749.6       2,722.5
    Industrial                                                 2,295.3       2,176.4         6,960.7       6,655.3
    Wholesale                                                    504.2         911.8         1,063.6       2,205.2
    Other                                                         31.0          36.0            97.2          97.2
                                                              --------     ---------        --------     ---------
Total                                                          4,744.3       5,144.1        13,243.5      14,117.0
                                                              --------     ---------        --------     ---------

COOLING DEGREE DAYS                                                377           459             582           572
NORMAL COOLING DEGREE DAYS                                         576           584             803           808
% WARMER (COOLER) THAN NORMAL                                      (35%)         (21%)           (28%)         (29%)

CUSTOMERS

    Residential                                                                              389,878       386,227
    Commercial                                                                                49,983        48,984
    Industrial                                                                                 2,518         2,548
    Wholesale                                                                                     26            19
    Other                                                                                        777           795
                                                                                            --------     ---------
Total                                                                                        443,182       438,573
                                                                                            --------     ---------

Northern Indiana generates and distributes electricity to approximately 443,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters reflecting cooling demand during the summer season.

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes, that will impact Electric Operations' structure and profitability. Notwithstanding those changes, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

improve operating efficiencies in this changing environment.

Regulatory Matters

During 2002, Northern Indiana settled matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49 month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $41.9 million and $39.8 million were recognized for electric customers for the first nine months of 2004 and 2003, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company
(ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana's use of MISO's transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO's Federal Energy Regulatory Commission (FERC)-approved tariff. One of the new categories of charges,
Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004 the IURC issued an order which denied Northern Indiana's request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $0.9 million in MISO fees in the third quarter 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $2.8 million annually. On October 6, 2004, the IURC denied Northern Indiana's Motion for Reconsideration. Northern Indiana filed its notice of appeal and this matter is pending.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed with the FERC detailed tariff information, with a planned initial operation date of March 1, 2005. Northern Indiana is actively pursuing a role in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana conducts its electric business; however, at this time management cannot determine the impact the MMI will have on Northern Indiana.

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

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana's oldest generating units, which includes the Mitchell Station. On October 8, 2004, Northern Indiana requested proposals from wholesale power marketers to provide power under varying terms and conditions. These proposals will be evaluated after the submittal date on November 5, 2004. Northern Indiana requested similar proposals during 2003 which were not executed. In February 2004, the City of Gary announced an interest to acquire the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking valuation of the Mitchell Station and determination of the terms and conditions

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

under which the City of Gary would acquire the Mitchell Station. The procedural schedule for the City of Gary has been set, and Northern Indiana has filed its prepared direct testimony, stating that Northern Indiana has no current plans to restart the Mitchell Station. Interveners, including the Indiana Office of Utility Consumer Council, filed direct testimony on October 12, 2004. The IURC hearing of the City of Gary petition is scheduled for the fourth quarter of 2004.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana's retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. Northern Indiana's direct testimony was filed on August 6, 2004. The hearing in this matter is also scheduled for the fourth quarter of 2004.

On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO's implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO's implementation of standard market design mechanisms, such as the MISO's proposed real-time and day-ahead energy markets. The hearing in this matter is scheduled for the first quarter of 2005.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management's nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission's November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana's latest ECRM filing (ECR-4) was made in August 2004 for capital expenditures of $231.3 million. Northern Indiana's first annual EERM filing (EER-1) was made in February 2004 for $1.9 million. On February 4, 2004, the IURC approved Northern Indiana's latest compliance plan with the estimate of $274.2 million. On October 8, 2004, Northern Indiana filed for approval of the revised cost estimates to meet the environmental standards. Northern Indiana anticipates a total capital investment amounting to approximately $305 million. The ECRM revenues amounted to $12.8 million for the nine months ended September 30, 2004, and $18.0 million from inception to date, while EERM revenues were $0.8 million for the first nine months of 2004.

Environmental Matters

AIR. In December 2001, the U.S. Environmental Protection Agency (EPA) approved regulations developed by the State of Indiana to comply with the EPA's additional nitrogen oxide (NOx) State Implementation Plan (SIP) call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx Compliance plan and is currently in compliance with the NOx limits. In implementing the NOx compliance plan, Northern Indiana has expended approximately $264.2 million as of September 30, 2004 to install NOx reduction technology at each of its active generating stations and estimates total capital costs of approximately $305 million. Actual compliance costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

In March 2004, the State of North Carolina filed a petition under Section 126 of the Clean Air Act seeking the EPA imposition of additional NOx and sulfur dioxide (SO2) reductions from electrical generating units in 13 states, including Indiana. The EPA is addressing the issues raised by North Carolina in other current regulatory initiatives that are being monitored by Northern Indiana.

On April 15, 2004, the EPA finalized the 8-hour ozone non-attainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
ELECTRIC OPERATIONS (CONTINUED)

and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from coal-fired boilers including Northern Indiana's electric generating stations. Until the rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.

On April 15, 2004, the EPA proposed amendments to its July 1999 Regional Haze Rule that requires states to set periodic goals for improving visibility in 156 natural areas across the United States. These amendments would apply to the provisions of the regional haze rule that require emissions controls known as best available retrofit technology (BART) for BART eligible industrial facilities emitting air pollutants that reduce visibility. Under the rule, states would be required to develop rules that specify the stringency, type of reductions, and controls that could be applied to BART eligible sources consistent with the EPA guidance. The BART eligible sources include facilities that were built between 1962 and 1977, have the potential to emit more than 250 tons a year of visibility impairing emissions, and fall within one of 26 categories, including utility and industrial boilers. States must develop implementation rules by January 2008. Resulting rules could require additional reductions of NOx, SO2 and particulate matter from coal-fired boilers including Northern Indiana's electric generating stations. Until the state rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.

The EPA Administrator signed a Supplemental Notice of Proposed Rulemaking on May 18, 2004. This rule requires that each state must submit to the EPA a plan that demonstrates it will meet its assigned statewide Clean Air Interstate Rule SO2 and NOx emissions budget. The final EPA rule is expected by late Fall, 2004. Until the Federal and State rules are promulgated, the potential impact is uncertain. Northern Indiana will continue to closely monitor developments in this area.

On June 28 and 29, 2004, the EPA responded to the states' initial recommendations for the EPA designation of areas meeting and not meeting the National Ambient Air Quality Standards (NAAQS) for fine particles. (Fine particles are those less than or equal to 2.5 micrometers in diameter and are also referred to as PM2.5.) The states will have 120 days to comment on or dispute these recommendations. Once the designations are finalized, states will need to initiate rulemaking that would seek emissions reductions to bring the designated areas into attainment. Northern Indiana will continue to closely monitor developments in this area.

In late 1999 the EPA initiated a New Source Review enforcement action against several industries including the electric utility industry concerning rule interpretations that have been the subject of recent (prospective) reform regulations. Northern Indiana has received and responded to the EPA information requests on this subject, most recently in June 2002. The EPA issued a Notice of Violation (NOV) to Northern Indiana on September 29, 2004, for alleged violations of the Clean Air Act and the SIP. Specifically, the NOV alleges that modifications were made to certain boiler units at the Michigan City, Schahfer, and Bailly Generating Stations without obtaining appropriate air permits for the modifications. Northern Indiana has held an initial meeting with the EPA to discuss the violations alleged in the NOV but is unable, at this time, to predict the timing or likely outcome of this EPA action.

WATER. On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the mortality of aquatic organisms at their cooling water intake structures. The EPA has delayed the publication of the rule to complete additional revisions. The rule was reissued on July 9, 2004 and becomes effective on September 7, 2004. Under this rule, plants will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems whose compliance is based on any of five options. Specific impacts of the final Phase II rule on the four (4) Northern Indiana generating stations are in the process of being determined at this time.

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

Sales

Electric sales for the third quarter 2004 were 4,744.3 gwh, a decrease of 399.8 gwh compared to the 2003 period, mainly as a result of 18% cooler weather than the comparable period and decreased wholesale transaction sales, which was offset in part by an improvement in industrial sales due to increased demand from the steel industry.

Electric sales for the first nine months of 2004 was 13,243.5 gwh, a decrease of
873.5 gwh compared to the 2003 period, as a result of the cooler weather during the third quarter and decreased wholesale transaction sales.

Net Revenues

In the third quarter 2004, electric net revenues of $210.9 million increased by $5.0 million from the comparable 2003 period. Net revenue increased primarily due to environmental trackers of $4.3 million, increased transmission revenues of $2.1 million, and the impact of reserves of $3.0 million recorded for regulatory refunds in the 2003 period. These increases were partially offset by a reduction of $6.2 million in net revenues resulting from cooler weather in the current period.

In the first nine months of 2004, electric net revenues were $572.9 million, an increase of $21.8 million from the comparable 2003 period due to higher net revenues from environmental trackers of $11.0 million, and an increase in non-weather-related usage and customer count of $7.4 million and the effect of reserves recorded for regulatory refunds of $12.3 million in the comparable 2003 period. These increases were partially offset by unfavorable weather amounting to $6.0 million, the majority of which occurred in the current quarter and a decrease in net revenues of $3.2 million as a result of a reduced interruptible sales tariff for industrial customers approved by the IURC earlier this year.

Operating Income

Operating income for the third quarter 2004 was $95.4 million, an increase of $5.9 million from the same period in 2003. This increase for the comparative quarters was primarily due to the increase in net revenue mentioned above. Operating expenses decreased due to reduced electric production maintenance expenses of $2.7 million, a $1.7 million reduction of an accrual for estimated property tax expense, and a $0.6 million decrease in employee and administrative expenses. These decreases in operating expenses were partially offset by an increase in insurance expense of $1.0 million, MISO administrative fees of $0.9 million in the current quarter and the impact of a $1.8 million adjustment to a reserve for employee insurance in the 2003 period.

Operating income for the first nine months of 2004 was $236.2 million, an increase of $30.0 million from the same period in 2003. The increase was primarily due to increased net revenue mentioned above and an overall reduction in operating expenses of $8.2 million. Contributing to current period expense savings was a reduction of an accrual for prior year estimated property taxes of $14.9 million and a reduction in the current year accrual of $4.5 million. Operation and maintenance expenses increased $8.9 million due mainly to an adjustment to an insurance reserve of $3.8 million recorded in 2003, an expense of $3.3 million recorded in the first quarter of 2004 representing Electric Operations' portion of the redemption premium from the early extinguishment of certain medium-term notes at Northern Indiana, MISO administrative expenses of $3.0 million recognized this year, higher outside services expense of $1.8 million and higher employee and administrative expenses of $1.4 million. These increases in operation and maintenance expenses were partially offset by a $3.2 million reversal of claims reserves upon settlement in the second quarter of 2004, lower electric production maintenance expense of $2.4 million, and $1.5 million in property insurance reimbursements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
OTHER OPERATIONS

                                                                   Three Months                   Nine Months
                                                                Ended September 30,           Ended September 30,
                                                                -------------------           -------------------
( in millions)                                                  2004         2003             2004         2003
--------------                                                  ----         ----             ----         ----
Net Revenues                                                  $      -     $       -        $      -     $       -
                                                              --------     ---------        --------     ---------
Total Operating Expenses                                           0.2             -             0.7             -
                                                              --------     ---------        --------     ---------
Operating Loss                                                $   (0.2)    $       -        $   (0.7)    $       -
                                                              --------     ---------        --------     ---------

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NORTHERN INDIANA PUBLIC SERVICE COMPANY

ENVIRONMENTAL PROTECTION AGENCY NOTICE OF VIOLATION

On September 29, 2004, the United States Environmental Protection Agency, (EPA) issued a Notice of Violation (NOV) to Northern Indiana Public Service Company (Northern Indiana) for alleged violations of the Clean Air Act and the Indiana State Implementation Plan. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana's power plants without obtaining appropriate air permits for the modifications. Northern Indiana has met with the EPA to discuss the violations alleged in the NOV.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                   Northern Indiana Public Service Company
                             ---------------------------------------------------
                                                (Registrant)

Date: November 2, 2004   By:              /s/ Jeffrey W. Grossman
                             ---------------------------------------------------
                                           Jeffrey W. Grossman
                                              Vice President
                                         (Duly Authorized Officer)