Form 10-K
period 2004-12-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2005-03-09
CIK 72843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(877) 647-5990
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Series A Cumulative Preferred – No Par Value	New York
4-1/4% Cumulative Preferred – $100 Par Value	American

Securities registered pursuant to Section 12(g) of the Act: Cumulative Preferred Stock — $100 Par Value (4-1/2%, 4.22%, 4.88%, 7.44% and 7.50% Series)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 28, 2005, 73,282,258 shares of the registrant’s Common Stock, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

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

Northern Indiana’s primary business segments are: Gas Distribution Operations, Electric Operations, and Other Operations.

Holding Company Structure

Northern Indiana is a subsidiary of NiSource Inc. (NiSource). NiSource is an energy holding company that provides natural gas, electricity and other products and services to over 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is the successor to an Indiana corporation organized in 1987 under the name of NIPSCO Industries, Inc., which changed its name to NiSource Inc. on April 14, 1999. In connection with the acquisition of Columbia Energy Group (Columbia) on November 1, 2000, NiSource became a Delaware corporation registered under the Public Utility Holding Company Act of 1935, as amended. NiSource is the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers.

Gas Distribution Operations

Northern Indiana’s natural gas distribution operations serves 709,323 customers in the northern part of Indiana.

Electric Operations

Northern Indiana generates and distributes electricity to 445,994 customers in 21 counties in the northern part of Indiana and engages in wholesale and wheeling transactions. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 megawatts (mw), six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana’s transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,189 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.

In January 2002, Northern Indiana indefinitely shut down its Dean H. Mitchell Generating Station (Mitchell Station). Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, five gas-fired generating units with a net capacity of 306 mw and two hydroelectric plants with a net capability of 10 mw. During the year ended December 31, 2004, Northern Indiana generated 84.1% and purchased 15.9% of its electric requirements. Northern Indiana periodically reviews options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana’s oldest generating station units. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the environmental cleanup costs associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for the cleanup costs. The associated environmental cleanup costs are estimated to be between $38 million to $53 million. The proposed joint development agreement is currently under review by the Indiana Utility Regulatory Commission (IURC).

Other Operations

At December 31, 2004, the Other Operations segment includes the results of NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit.

See Item 7 for additional information about Northern Indiana’s business segments.

ITEM 1. BUSINESS (continued)

Northern Indiana Public Service Company

Competition and Changes in the Regulatory Environment

The regulatory frameworks applicable to Northern Indiana’s operations, at both the state and federal levels, continue to evolve. These changes have had and will continue to have an impact on Northern Indiana’s operations, structure and profitability. Management continually seeks new ways to be more competitive and profitable in this changing environment, including providing gas customers with increased choices for products and services, and developing new energy-related products and services for residential, commercial and industrial customers.

Natural Gas Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets, which continue to evolve. During the past few years, local distribution company (LDC) customers and marketers began to purchase gas directly from producers and marketers and an open, competitive market for gas supplies emerged. This separation or “unbundling” of the transportation and other services offered by pipelines and LDCs allows customers to purchase the commodity independent of services provided by the pipelines and LDC’s. The LDC’s continue to purchase gas and recover the associated costs from their customers. Northern Indiana is involved in programs that provide residential and small commercial customers the opportunity to purchase their natural gas requirements from third parties and use Northern Indiana for transportation services.

Electric Competition. In 1996, the Federal Energy Regulatory Commission (FERC) ordered that all public utilities owning, controlling or operating electric transmission lines file non-discriminatory, open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide to themselves. In 1997, FERC accepted for filing Northern Indiana’s open-access transmission tariff and issued an opinion on December 31, 2002. In December 1999, FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations (RTOs). The rule was intended to eliminate pricing inequities in the provisioning of wholesale transmission service. Northern Indiana does not believe that compliance with the new rules will be material to its future earnings. On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company (ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As of this date, transmission service occurs under the MISO Open Access Transmission Tariff (OATT) and the Northern Indiana OATT was retired. (See Item 7, Electric Operations – Regulatory Matters.)

Other Relevant Business Information

Northern Indiana’s customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of December 31, 2004, Northern Indiana had 2,434 full-time employees of whom 1,758 were subject to collective bargaining agreements.

For a listing of certain subsidiaries of Northern Indiana refer to Exhibit 21.

Northern Indiana files various reports with the Securities and Exchange Commission (SEC). The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Northern Indiana makes all SEC filings available without charge to the public on NiSource’s web site at http://www.nisource.com.

ITEM 2. PROPERTIES

Northern Indiana Public Service Company

Discussed below are the principal properties held by Northern Indiana as of December 31, 2004.

Gas Distribution Operations. Northern Indiana owns and operates approximately 14,554 miles of gas mains, 27,129 acres of underground storage and 2 compressor stations with a total of 6,000 horsepower of installed capacity. The physical properties of Northern Indiana are located in the northern part of Indiana. The distribution system of Northern Indiana is primarily located on or under public streets, and other public places or on private property not owned by the company, with easements from or consent of the respective owners.

Electric Operations. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 mw, six gas-fired generating units with net capabilities of 323 mw and two hydroelectric generating plants with net capabilities of 10 mw. These facilities provide for a total system net capability of 3,392 mw. It has 289 substations with an aggregate transformer capacity of 23,191,000 kilovolt-amps. Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,189 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,786 circuit miles of overhead and 1,792 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 12,261,662 kilovolt-amps and 466,534 electric watt-hour meters.

In January 2002, Northern Indiana indefinitely shutdown its Mitchell Station. Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, five gas-fired generating units with a net capacity of 306 mw and two hydroelectric plants with a net capability of 10 mw. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the environmental cleanup costs associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for the cleanup costs. The associated environmental cleanup costs are estimated to be between $38 million to $53 million. The proposed joint development agreement is currently under review by the IURC.

Character of Ownership. The principal offices and properties of Northern Indiana are held in fee and are free from encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is Northern Indiana’s practice regularly to pay such amounts, as and when due, unless contested in good faith. In general, the electric lines, gas pipelines and related facilities are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. Northern Indiana does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric lines and gas distribution pipelines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric lines, gas pipelines or related facilities was made, other than examination, in certain cases, to verify the grantors’ ownership and the lien status thereof.

ITEM 3. LEGAL PROCEEDINGS

Northern Indiana Public Service Company

Environmental Protection Agency Notice of Violation

On September 29, 2004, the United States Environmental Protection Agency, (EPA) issued a Notice of Violation (NOV) to Northern Indiana Public Service Company (Northern Indiana) for alleged violations of the Clean Air Act and the Indiana State Implementation Plan. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana is currently in discussions with the EPA regarding possible resolutions to this NOV.

Refer to Note 13-C, “Other Legal Proceedings,” in the Notes to Consolidated Financial Statements for additional information regarding legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Northern Indiana’s common stock is wholly-owned by NiSource.

At December 31, 2004, Northern Indiana had approximately $356.9 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.

The following limitation on payment of dividends applies to Northern Indiana:

Northern Indiana’s charter provides that so long as any shares of Northern Indiana’s cumulative preferred stock are outstanding, no cash dividends shall be paid or declared on its common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2004, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 50% of the total capitalization including surplus.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31, ($ in millions)	2004	2003	2002	2001	2000

Operating Revenues	2,071.9	2,091.9	1,922.2	1,917.9	1,986.5
Net Income	177.6	162.8	226.9	207.5	226.1
Total Assets	4,233.8	4,207.4	4,113.3	4,214.6	4,484.3
Long-term Obligations and Redeemable Preferred Stock	498.5	684.4	717.2	848.0	950.9
Cash Dividends Declared on Common Shares	—	122.4	232.7	226.0	168.0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Northern Indiana Public Service Company

Note regarding forward-looking statements

The Management’s Discussion and Analysis, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Northern Indiana Public Service Company’s (Northern Indiana) plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Northern Indiana may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Northern Indiana, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.

Realization of Northern Indiana’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Northern Indiana’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom Northern Indiana has no control, the scope, timing and impact of any outsourcing initiative, actual operating experience of Northern Indiana assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of Northern Indiana. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

CONSOLIDATED REVIEW

Results of Operations

The Consolidated Review information should be read taking into account the critical accounting policies applied by Northern Indiana and discussed in “Other Information” of this Item 7.

Net Income

For 2004, net income of Northern Indiana increased to $177.6 million compared to $162.8 million for 2003. In 2002, net income was $226.9 million.

Net Revenues

Total consolidated net revenues (gross operating revenues less cost of sales) for 2004, were $1,030.1 million, a $16.9 million increase from 2003. The increase was attributable to a $31.6 million increase in electric margins over 2003, partially offset by decreased gas margins of $14.7 million. Electric margins improved due to environmental trackers of $14.7 million, increased non-weather related usage and customer count of $17.1 million, and the effect of regulatory rate refunds in the comparable 2003 period of $12.4 million. These increases were partially offset by the impact of cooler

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company

weather amounting to approximately $6 million. Gas margins were down from 2003 due primarily to warmer weather in 2004 as compared to 2003, which resulted in reduced net revenues of approximately $9 million. Revenues related to the Gas Cost Incentive Mechanism were also down $5.4 from the prior year.

Total consolidated net revenues (operating revenues less cost of sales) for 2003, were $1,013.2 million, a $41.7 million decrease from 2002. The decrease was attributed to reduced electric margins, which were down $39.8 million, primarily as a result of $24.0 million in additional credits issued representing a full year of credits pertaining to the Indiana Utility Regulatory Commission (IURC) electric rate review settlement and $21.9 million due to cooler weather during the summer cooling season. Gas net revenues were down slightly. Net revenues increased by $15.5 million due to colder weather, but this was offset by decreased non-weather-related usage. In addition, other revenues were down slightly from 2002.

Expenses

Operating expenses were $688.7 million in 2004, an increase of $6.5 million from 2003. The increase was due to higher operation and maintenance expenses of $33.8 million and higher depreciation expenses of $4.9 million partially offset by lower other taxes of $30.6 million. Operation and maintenance expenses increased due to higher employee and administrative costs of $14.8 million, Midwest Independent System Operator (MISO) administrative costs of $4.6 million, $4.2 million of debt redemption premium costs from the early extinguishment of certain medium-term notes, and increased outside services costs of $1.7 million. In addition, a $6.8 million decrease in employee insurance reserves in 2003 contributed to the year-over-year increase in operating expenses. The lower other taxes resulted from $37.2 million reduction in estimated property tax accruals partially offset by $5.8 million increase in sales tax expenses.

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

Utility Income Taxes

Utility income taxes increased $6.3 million in 2004 over 2003 due primarily to increased pre-tax income in 2004. Utility income taxes decreased $14.3 million in 2003 over 2002 due to decreased pre-tax income in 2003.

Other Income (Deductions)

Other Income (Deductions) was a $1.7 million deduction in 2004 compared to zero in 2003 primarily due to an increased costs related to the sale of customer accounts receivables. Other Income (Deductions) decreased $4.3 million in 2003 from 2002 primarily due to a reduction of miscellaneous interest income.

Interest

Interest expenses decreased $12.4 million during 2004, primarily due to a reduction in long-term debt. Interest expenses decreased $4.0 million during 2003, primarily due to a reduction in long-term debt, partially offset by increased short-term borrowings.

Liquidity and Capital Resources

Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of Northern Indiana’s operations, most notably in the gas distribution and electric distribution businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant and expand service into new areas.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company

Operating Activities. Net cash from operations for the twelve months ended December 31, 2004 was $442.3 million, up $56.3 million from the prior year, the result of increased net revenues and lower tax and interest expenses.

Financing Activities. Northern Indiana filed a petition on December 15, 2004 with the IURC requesting authorization to issue to NiSource Finance Corp. (NFC) $350 million of unsecured notes. The notes would be issued for terms of ten, fifteen and twenty-years. The proceeds of the notes will be used to reduce short-term debt and long-term debt due in 2005. The IURC hearings are scheduled during the 1st quarter of 2005. Northern Indiana anticipates an IURC order during the second quarter of 2005.

During July 2004, Northern Indiana redeemed $32 million of its medium-term notes, with an average interest rate of 6.53%.

During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes with an average interest rate of 7.49%. The associated redemption premium of $4.2 million was charged to operating expense.

On December 18, 2003, $55 million of new tax-exempt Pollution Control Revenue Refunding Bonds were issued by Jasper County, Indiana on behalf of Northern Indiana. The new tax-exempt bonds were issued on an auction rate basis and bear interest at a floating rate as determined in 35-day increments by the tax-exempt auction process. The proceeds of the bonds were loaned to Northern Indiana, pursuant to a financing agreement dated as of December 1, 2003, and were used to refund Northern Indiana’s $55 million aggregate principal amount of Jasper County, Indiana Collateralized Pollution Control Refunding Revenue Bonds Series 1991. As a result of the refunding, the final series of First Mortgage Bonds outstanding under Northern Indiana’s First Mortgage Indenture were discharged, cancelled and returned to Northern Indiana. There are no longer any First Mortgage Bonds outstanding under the First Mortgage Indenture. Northern Indiana intends to obtain and file in due course in the appropriate recording offices in Indiana the releases necessary to remove the First Mortgage Indenture from the title records with respect to the Northern Indiana property formerly subject to the lien of the First Mortgage Indenture.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NFC provides funding to the NiSource Money Pool from external borrowing sources. During March 2004, NFC obtained a new $500 million 364-day credit facility and a $750 million 3-year credit facility with a syndicate of banks led by Barclays Capital. The credit facilities are guaranteed by NiSource. NiSource is currently in the process of renewing its $500 million 364-day credit facility, and plans to incorporate this facility and its $750 million 3-year facility into a combined $1.25 billion 5-year credit facility. As of December 31, 2004, Northern Indiana had $494.9 million intercompany short-term borrowings outstanding at an interest rate of 2.12%. As of December 31, 2003, Northern Indiana had $578.4 million intercompany short-term borrowings outstanding at an interest rate of 1.74%.

Sale of Trade Receivables

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreement will expire on December 26, 2005, but can be renewed if mutually agreed to by both parties. As of December 31, 2004, NRC had sold $133.3 million of accounts receivable. As of December 31, 2003, $166.8 million of Northern Indiana’s accounts receivable had been sold by NRC. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.

Under the agreement, Northern Indiana acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company

Credit Ratings

On July 8, 2003, Moody’s Investors Service affirmed the senior unsecured ratings of NiSource and Northern Indiana at Baa3 and Baa2, respectively, and the existing ratings of all other subsidiaries, concluding a review for possible downgrade that began on May 13, 2003. Moody’s ratings outlook for NiSource and its subsidiaries is now “stable.” On June 30, 2003, Fitch Ratings affirmed their BBB senior unsecured rating for NiSource. Fitch also lowered the rating of Northern Indiana by one notch to BBB+ due to Fitch’s policy of restricting the ratings between a parent and its subsidiaries where short-term financing facilities are solely at the holding company level. This did not reflect weakening credit at Northern Indiana. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On June 16, 2003, Standard and Poor’s affirmed its senior unsecured ratings of NiSource and Northern Indiana at BBB, and the existing ratings of all other subsidiaries. Standard and Poor’s outlook for NiSource and all of its subsidiaries was revised from negative to stable.

Contractual Obligations and Commercial Commitments

Northern Indiana has certain contractual obligations that extend beyond 2005. The obligations include long-term debt, mandatorily redeemable preferred stock, lease obligations, and purchase obligations for pipeline capacity, transportation and storage services by Northern Indiana’s Gas Distribution Operations. The total contractual obligations in existence at December 31, 2004 and their maturities were:

(in millions)	Total	2005	2006	2007	2008	2009	After

Long-term debt	$572.5	$73.3	$—	$56.0	$24.0	$1.0	$418.2
Mandatory redeemable preferred stock	1.5	0.9	0.6	—	—	—	—
Operating leases	91.2	12.5	12.1	11.6	10.9	9.9	34.2
Purchase obligations	182.0	70.8	34.6	21.9	13.2	9.5	32.0

Total contractual obligations	$847.2	$157.5	$47.3	$89.5	$48.1	$20.4	$484.4

Northern Indiana has obligations associated with interest and tax payments. For 2005, Northern Indiana projects that it will be required to make interest and tax payments of $285.7 million. Also, Northern Indiana does not expect to make contributions to its pension plan in 2005. However, Northern Indiana expects to contribute $19.3 million to its postretirement medical and life plans in 2005.

In addition, Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $17.2 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

Pension Funding

Due to strong equity markets, the fair value of NiSource’s pension fund assets as of September 31, 2004, have increased for the second year in a row. Additionally, $2.6 million in employer contributions were made during 2004 to NiSource’s qualified and non-qualified pension plans. Northern Indiana expects market returns to revert to normal levels as demonstrated in historical periods and does not expect to make contributions to its pension plans and may provide additional funding for the pension obligations if returns on plan assets fall short of the assumed 9.0% long-term earnings rate assumption. As a result of the increase in the fair value of the plans assets, Northern Indiana expects pension expense for 2005 to decrease approximately $1.9 million from the amount recognized in 2004. See Note 7, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company

Capital Expenditures

The table below reflects actual capital expenditures by segment for 2004 and 2003 and an estimate for year 2005:

(in millions)	2005E	2004	2003

Gas Distribution Operations	45.0	48.0	46.4
Electric Operations	128.1	154.0	225.8

Total	173.1	202.0	272.2

For 2004, capital expenditures were $202.0 million, a decrease of $70.2 million over 2003. This reduction in capital expenditures was mainly due to a reduction in expenditures for nitrogen oxide (NOx) compliance. The Gas Distribution Operations segment’s capital program in 2004 included initiatives to extend service to new areas and develop future markets through new services that may be added to the existing business and to create a potential new pool of customers, as well as expenditures to ensure safe, reliable and improved service to customers and modernize and upgrade facilities. The Electric Operations capital program included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance regarding NOx reduction, and additions to electric distribution systems related to customers.

For 2005, the projected capital program is expected to be $173.1 million, which is a decrease of 15%, or $28.9 million, from capital expenditures in 2004. This reduction in the capital expenditure budget is mainly due to a continued reduction in estimated expenditures for NOx compliance.

Market Risk Disclosures

Through its various business activities, Northern Indiana is exposed to risk including commodity price, interest rate and credit risks. Northern Indiana’s risk management policy permits the use of certain financial instruments to manage its market risk, including futures, forwards, options and swaps.

Non-Trading Risks

Commodity price risk at Northern Indiana is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process. If Indiana were to explore additional regulatory reform, Northern Indiana may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk. Northern Indiana enters into certain sales contracts with customers based upon a fixed sales price and varying volumes, which are ultimately dependent upon the customer’s supply requirements. Northern Indiana utilizes derivative financial instruments to reduce the commodity price risk based on modeling techniques to anticipate these future supply requirements.

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NFC and variable rate pollution control bonds, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates during 2004 and 2003, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $7.4 million and $6.9 million for the years 2004 and 2003, respectively.

Due to the nature of the industry, credit risk is a factor in many of Northern Indiana’s business activities. Credit risk arises because of the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments, standby letters of credit and guarantees. Because many of Northern Indiana’s exposures vary with changes in market prices, Northern Indiana also estimates the potential credit exposure over the remaining term of transactions through statistical analyses of market prices. In determining exposure, Northern Indiana considers collateral that is holds and master netting agreements, which are used to reduce individual counterparty credit risk.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company

Off Balance Sheet Arrangements

Northern Indiana has purchase commitments and operating leases. Refer to Note 5, “Risk Management Activities,” and Note 13, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information about Northern Indiana’s off balance sheet arrangements.

Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $17.2 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

In addition, Northern Indiana has sold certain accounts receivable. Northern Indiana’s accounts receivable program qualifies for sale accounting because it meets the conditions specified in Statement of Financial Accounting Standards (SFAS) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In the agreement, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Northern Indiana does not retain any interest in the receivables under these programs. Refer to Note 12, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements for additional information on these agreements.

Other Information

Critical Accounting Policies

Northern Indiana applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on Northern Indiana’s results of operations and Consolidated Balance Sheets.

Basis of Accounting for Rate-Regulated Subsidiaries. SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Northern Indiana follows the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $220.6 million and $719.6 million at December 31, 2004, and $222.8 million and $694.1 million at December 31, 2003, respectively. For additional information, refer to Note 1-C, “Basis of Accounting for Rate-Regulated Operations,” in the Notes to Consolidated Financial Statements.

In the event that regulation significantly changes the opportunity for Northern Indiana to recover its costs in the future, all or a portion of Northern Indiana’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Northern Indiana’s existing regulatory assets and liabilities could result. If transition cost recovery is approved by the IURC, that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Northern Indiana would be required to apply the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of Financial Accounting Standards Board (FASB) Statement No. 71.” In management’s opinion, Northern Indiana will be subject to SFAS No. 71 for the foreseeable future.

Certain of the regulatory assets reflected on Northern Indiana’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, Northern Indiana believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $24.1 million at December 31, 2004. If Northern Indiana

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company

determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.

Accounting for Risk Management Activities. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as subsequently amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149 (collectively referred to as SFAS No. 133,) the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. Northern Indiana utilizes derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, Northern Indiana generally records gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when the contracts settle and match the intended month of physical flow. These gains and losses recognized in earnings are then subsequently recovered in revenues through rates.

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

Although Northern Indiana applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is high. Northern Indiana generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. Northern Indiana had $0.2 million and $4.6 million of price risk management assets and $13.5 million and $0.5 million of price risk management liabilities primarily related to hedges at December 31, 2004 and 2003, respectively. The amount of unrealized losses recorded to other comprehensive income, net of tax, was $3.7 million at December 31, 2004. The amount of unrealized gains recorded to other comprehensive income, net of tax, was $2.6 million at December 31, 2003.

Pensions and Postretirement Benefits. Northern Indiana, through NiSource has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87, “Employers’ Accounting for Pensions,” and FASB Staff Position No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource’s pensions and other postretirement benefits see Note 7, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

SFAS No. 123 (revised 2004) — Share-Based Payment (SFAS No. 123R). In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, using a modified version of the prospective application.

Northern Indiana anticipates that the adoption of this statement in the third quarter of 2005 will not have a material impact to Northern Indiana’s financial position or results of operations for 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company

FASB Staff Position (FSP) No. FAS 106-2 — Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). (Supersedes FSP 106-1— Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.) On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Northern Indiana had previously elected to defer accounting for the effects of this pronouncement, as allowed by FSP 106-1. On July 1, 2004, Northern Indiana adopted the provisions of FSP 106-2. Northern Indiana was not impacted by the adoption of FSP 106-2.

FASB Interpretation No. 46 (Revised December 2003) — Consolidation of Variable Interest Entities. On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46R to the first quarter of 2004. Northern Indiana adopted FIN 46R on January 1, 2004. The adoption of FIN 46R had no impact on Northern Indiana’s financial position or results of operations.

Bargaining Unit Contract

As of December 31, 2004, Northern Indiana had 2,434 full-time employees of whom 1,758 were subject to collective bargaining agreements. Northern Indiana reached an agreement with its bargaining unit employees to replace the contract agreements that expired May 31, 2004. The new agreements are for five years, expiring May 31, 2009.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information

During 2002, Northern Indiana realigned a portion of its operations and reclassified previously reported operating segment information to conform to the realigned operating structure. The electric wheeling and bulk power operations were moved to the Electric Operations segment. At December 31, 2003, the Other Operations segment includes the results of NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. For further information on NRC, refer to Note 12, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements. As a result of the realignment, all periods have been adjusted to reflect the new segments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company
Gas Distribution Operations

Year Ended December 31, (in millions)	2004	2003	2002

Net Revenues
Sales Revenues	$910.1	$949.3	$748.0
Less: Cost of gas sold	690.8	714.5	498.3

Net Sales Revenues	219.3	234.8	249.7
Transportation Revenues	50.6	49.8	36.8

Net Revenues	269.9	284.6	286.5

Operating Expenses
Operation and maintenance	122.4	107.4	96.6
Depreciation and amortization	86.4	84.5	82.5
Other taxes	25.7	29.2	20.6

Total Operating Expenses	234.5	221.1	199.7

Operating Income	$35.4	$63.5	$86.8

Revenues ($ in millions)
Residential	$553.6	$584.1	$469.3
Commercial	189.9	219.7	149.9
Industrial	121.9	128.7	74.3
Transportation	50.7	49.8	36.8
Deferred gas costs	22.7	(21.0)	19.6
Other	21.9	37.8	34.9

Total	$960.7	$999.1	$784.8

Sales and Transportation (MMDth)
Residential sales	57.7	60.2	65.1
Commercial sales	23.0	24.7	22.9
Industrial sales	15.6	14.1	13.3
Transportation	158.5	144.6	145.7
Other	0.2	1.3	6.4

Total	255.0	244.9	253.4

Heating Degree Days	6,012	6,357	6,078
Normal Heating Degree Days	6,141	6,109	6,109
% Colder (Warmer) than Normal	(2%)	4%	(1%)

Customers

Residential	604,277	602,065	603,775
Commercial	46,212	47,356	48,363
Industrial	2,987	3,146	3,334
Transportation	55,836	49,835	42,283
Other	11	11	22

Total	709,323	702,413	697,777

Competition

Northern Indiana competes with investor-owned, municipal, and cooperative electric utilities throughout its service area, and to a lesser extent with other regulated natural gas utilities and propane and fuel oil suppliers. Northern Indiana continues to be a strong competitor in the energy market as a result of strong customer preference for natural gas.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company
Gas Distribution Operations (continued)

Restructuring

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group (Columbia). The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

In connection with these restructuring initiatives, a total of approximately 180 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of December 31, 2004, 162 employees throughout all Northern Indiana segments had been terminated. No payments were made in 2004 in respect of the restructuring items within Gas Distribution Operations. Additionally, during 2004, the restructuring reserve was decreased by $0.3 million related to previous initiatives due to adjustments in estimated costs. The restructuring program for Gas Distribution Operations is substantially complete with $0.2 million liability associated with these restructuring initiatives remaining at December 31, 2004.

Regulatory Matters

Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Northern Indiana Gas Distribution Operations’ facilities for transportation services. Beginning in the mid-1990s, Northern Indiana has provided a Choice Program for their retail customers. Through the month of December 2004, approximately 56,000 of Northern Indiana’s residential and small commercial customers have selected an alternate supplier.

Northern Indiana continues to offer Choice Program opportunities through a regulatory initiative. While the Choice Program generally provides all customer classes with the opportunity to obtain gas supplies from alternative merchants, Northern Indiana expects to play a substantial role in supplying gas commodity services to its customers for the foreseeable future. Customer participation in some of these programs can leave Northern Indiana with pipeline capacity for which it has contracted but no longer has a need. Northern Indiana is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered.

Northern Indiana’s gas costs are recovered under a flexible gas cost adjustment (GCA) mechanism approved by the IURC in 1999. Under the approved procedure, a demand component of the fuel adjustment factor is determined annually effective November 1 of each year, after hearings and IURC approval. The commodity component of the adjustment factor is determined by monthly filings, which do not require IURC approval but are reviewed by the IURC during the annual hearing that takes place regarding the demand component filing. Northern Indiana’s GCA factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana’s GCA5 annual demand cost recovery filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the Indiana Office of Utility Consumer Counselor (OUCC) entered into a joint stipulation and agreement resolving all issues in GCA5. Among the settlement agreement’s provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval, which occurred on August 18, 2004. An additional provision of the agreement extended the current Alternative Regulatory Plan (ARP), including Northern Indiana’s gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005.

Northern Indiana’s GCA 6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the second quarter of 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company
Gas Distribution Operations (continued)

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP to March 31, 2006. The agreement also grandfathers the terms of existing contracts that marketers have with Choice customers and establishes a scope for negotiations that Parties will follow when convening within the next several months to establish a long-term resolution of ARP. The IURC hearing on this settlement was January 13, 2005 with an order expected in the first quarter of 2005.

On December 15, 2004, Northern Indiana obtained approval from the IURC to implement a low-income energy assistance 1-year pilot program under the name NIPSCO Winter Warmth. Northern Indiana and the OUCC entered into and filed a settlement with the IURC on November 5, 2004. The agreement provides that Northern Indiana will collect from customers approximately $5.0 million over the respective 12-month period and contribute $0.7 million of company funds for a total of $5.7 million of energy assistance. Northern Indiana and the IURC will evaluate the success of NIPSCO Winter Warmth in 2005 to determine if it will become a permanent program.

Environmental Matters

Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2004, a reserve has been recorded to cover probable environmental response actions. For additional information regarding environmental matters for the Gas Distribution Operations segment, refer to Note 13-D “Environmental Matters,” in the Notes to Consolidated Financial Statements.

Market Conditions

Spot prices for the winter of 2003-2004 were in the $4.00-$6.00 per dekatherm (Dth) range in line with the prices experienced during the 2002-2003 winter season, except for the spike in prices experienced in late February through early March 2003. Entering the 2003-2004 winter season, storage levels were near the top of the five-year range. Slightly warmer than normal weather for the 2003-2004 winter season left national storage levels near the mid-point of the five-year range.

During the summer of 2004, prices ranged between $5.00 and $6.75/Dth, buoyed by production concerns, economic improvement and demand for gas-fired electric generation, though storage stocks reached their highest recorded levels entering the winter heating season. Thus far during the winter of 2004-2005, price levels are between $6.00 and $8.00/Dth, though stocks of storage gas continue to be higher than the five-year average and those of the 2003-2004 winter.

Northern Indiana has state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the Consolidated Balance Sheets to be included in future customer billings. During times of unusually high gas prices, throughput and net revenue may be adversely affected as customers may reduce their usage as a result of higher gas cost.

Northern Indiana has pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include both the sale of products and services upstream of its service territory, the sale of products and services in its service territories and gas supply cost incentive mechanisms for service to its core markets. The upstream products are made up of transactions that occur between Northern Indiana and a buyer for the sales of unbundled or rebundled gas supply and capacity. The on-system services are offered by Northern Indiana to customers and include products such as the transportation and balancing of gas on Northern Indiana’s system. The incentive mechanisms give Northern Indiana an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed upon benchmark and its ability to reduce pipeline capacity charges.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company
Gas Distribution Operations (continued)

Capital Expenditures

Northern Indiana’s Gas Distribution Operations segment’s capital expenditure program was $48.0 million in 2004 and is projected to be approximately $45.0 million in 2005. New business initiatives totaled approximately $29.1 million in 2004 and are expected to be $27.1 million in 2005. The remaining expenditures are primarily for modernizing and upgrading facilities.

Weather

In general, Northern Indiana calculates the weather related revenue variance based on changing customer demand driven by weather variance from normal heating degree-days. Normal is evaluated using heating degree days across the Northern Indiana’s distribution region. The temperature base for measuring heating degree-days (i.e. the estimated average daily temperature at which heating load begins) is 65 degrees. In 2003, Northern Indiana revised its calculation of normal heating degree-days using weather information from the average of 30 years ended 2001. This resulted in a decrease in normal heating degree-days of about 3.5%.

Weather in the Northern Indiana service territory for 2004 was 2% warmer than normal, but 5% warmer than 2003, resulting in decreased deliveries to residential and commercial customers as compared to 2003. This decrease in sales due to weather was partially offset by increased non-weather usage, primarily in industrial customers and customer growth.

Weather in the Northern Indiana service territory for 2003 was 1% warmer than normal, but 5% colder than 2002, resulting in increased deliveries to residential, commercial and industrial customers as compared to 2002. This increase in sales due to weather was offset by decreased non-weather usage, primarily in the residential and transportation classes and decreases in off-system sales.

Throughput

Volumes sold and transported of 255.0 million dekatherms (MMDth) for 2004 increased 10.1 MMDth from 2003. This increase was primarily due to an increase of approximately 14 MMDth in non-weather-related transportation usage, and partially offset by a decrease of approximately 4 MMDth related to reduced customer usage mostly due to warmer weather.

Volumes sold and transported of 244.9 million MMDth for 2003 decreased 8.5 MMDth from 2002. This reduction was primarily due to a decrease of approximately 15 MMDth in non-weather-related usage, a decrease of 5.1 MMDth in off-system sales, and partially offset by an increase of approximately 10 MMDth due to colder weather.

Net Revenues

Net revenues for 2004 were $269.9 million, a decrease of $14.7 million from 2003. Net revenues decreased by approximately $9 million due to warmer weather. In addition, net revenues from Northern Indiana’s Gas Cost Incentive Mechanism (GCIM) decreased $5.4 million from 2003.

Net revenues for 2003 were $284.6 million, a decrease of $1.9 million from 2002. Net revenues increased by $15.5 million due to colder weather, but this was offset by decreased non-weather-related usage. In addition, other revenues were down slightly from 2002.

Operating Income

For 2004, operating income was $35.4 million, a decrease of $28.1 million from 2003. This decrease in operating income was due to the decrease in net revenues discussed above and increased operating expenses of $13.4 million. Operating expense increases were primarily due to higher operation and maintenance expenses of $15.0 million offset by lower other taxes of $3.5 million. Operation and maintenance expenses increased due to higher employee and administrative costs of $11.0 million and environmental costs of $2.1 million. In addition, a $3.0 million decrease in employee insurance reserves in 2003 contributed to the year-over-year increase in operating expenses. Lower other taxes resulted from reduced estimated property tax accruals of $9.1 million, partially offset by increased sales tax expenses of $5.8 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company
Gas Distribution Operations (continued)

For 2003, operating income was $63.5 million, a decrease of $23.3 million from 2002. This decrease in operating income was due to the decrease in net revenues discussed above, a $1.4 million increase in employee and administrative costs, a $6.3 million increase in pension and postretirement expenses and $1.1 million increase in uncollectible customer accounts and other customer-related expenses. Additionally, property taxes increased by $2.9 million and gross receipt taxes, which are generally offset in revenues, increased $5.9 million, due to an increase in gross revenues as well as an increase in the utility receipt tax rate from 1.2% to 1.4%, effective January 1, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company
Electric Operations

Year Ended December 31, (in millions)	2004	2003	2002

Net Revenues
Sales revenues	$1,111.2	$1,092.8	$1,137.4
Less: Cost of sales	351.0	364.2	369.0

Net Revenues	760.2	728.6	768.4

Operating Expenses
Operation and maintenance	243.3	224.7	222.8
Depreciation and amortization	178.1	175.1	172.2
Gain on sale of assets	(1.6)	—	—
Other taxes	34.2	61.3	51.1

Total Operating Expenses	454.0	461.1	446.1

Operating Income	$306.2	$267.5	$322.3

Revenues ($ in millions)
Residential	$295.1	$294.9	$309.5
Commercial	294.1	289.8	297.2
Industrial	414.1	380.2	393.6
Wholesale	47.0	92.8	92.9
Other	60.9	35.1	44.2

Total	$1,111.2	$1,092.8	$1,137.4

Sales (Gigawatt Hours)
Residential	3,104.3	3,122.5	3,228.4
Commercial	3,635.0	3,579.7	3,618.3
Industrial	9,309.4	8,972.2	8,822.4
Wholesale	1,176.2	2,623.2	2,983.5
Other	142.6	141.6	123.3

Total	17,367.5	18,439.2	18,775.9

Cooling Degree Days	582	572	1,015
Normal Cooling Degree Days	803	808	792
% Warmer (Cooler) than Normal	(28%)	(29%)	28%

Electric Customers
Residential	392,342	388,123	384,891
Commercial	50,332	49,252	48,286
Industrial	2,528	2,543	2,577
Wholesale	22	21	22
Other	770	794	799

Total	445,994	440,733	436,575

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes that will impact Electric Operations’ structure and profitability. On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company (ITC). The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. Refer to the “Regulatory Matters” on the following two pages for a more detailed discussion of the MISO.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company
Electric Operations (continued)

Northern Indiana’s Electric Operations has realized an improvement of sales to its industrial customers as a result of the turn-around of the steel industry in Northern Indiana. Although steel demand remains firm, supply data might suggest that this demand is not strong. Customer inventory levels in 2004 are near an all time high. Increasing imports to the U.S. combined with customer perception that prices have peaked, have caused some buyers to hold off placing new orders until inventories come down. With regard to the steel industry’s improved financial performance in 2004, the key factors have been (1) the major structural changes in the world economy, (2) higher steel demand and (3) the ongoing industry consolidation and restructuring.

Restructuring

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia. The restructuring activities were primarily associated with reductions in headcount and facility exit costs.

In connection with these restructuring initiatives, a total of approximately 180 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of December 31, 2004, 162 employees throughout all Northern Indiana segments had been terminated. Payments of effectively zero were made in 2004 in respect of the restructuring items within Electric Operations. Additionally, during 2004, the restructuring reserve was decreased by $0.4 million related to previous initiatives due to adjustments in estimated costs. The restructuring program for Electric Operations is substantially complete with a $0.3 million liability associated with these restructuring initiatives remaining at December 31, 2004.

Regulatory Matters

During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $56.4 million and $52.0 million were recognized for electric customers for 2004 and 2003, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO’s Federal Energy Regulatory Commission (FERC)-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $3.1 million annually. On October 6, 2004, the IURC denied Northern Indiana’s Motion for Reconsideration. Northern Indiana has appealed the IURC’s decision to the Indiana Appellate Court, where this matter is pending.

The MISO has initiated the MMI, which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed with the FERC detailed tariff information and all market systems will be operational for the mandatory trials until financially binding activities begin with the opening of the market for bids and offers on March 25, 2005, and the Real-Time Market on April 1, 2005. Northern Indiana is actively pursuing a role in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana conducts its electric business. Specifically, this detailed tariff information proposes to manage system reliability through the use of a market-based congestion management system. The proposal includes a centralized dispatch platform, which will dispatch the most economic resources to meet load requirements efficiently and reliably in the Midwest ISO region. This FERC tariff uses Locational Marginal Pricing

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company
Electric Operations (continued)

(i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The tariff also allows for the allocation, auction or sale of Financial Transmission Rights, which are instruments that hedge against congestion costs occurring in the Day-Ahead market. The MISO will perform a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO will also perform the real time resource dispatch for resources under its control on a five minute basis.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the industrial customers’ challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Dean H. Mitchell Generating Station (Mitchell Station) returns to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana’s oldest generating units, which includes the Mitchell Station. On October 8, 2004, Northern Indiana requested proposals from wholesale power marketers to provide power under varying terms and conditions. Northern Indiana received conforming bids, which are currently being evaluated. Decisions on purchased power will be made consistent with the start of the MMI.

In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the environmental cleanup cost associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for the cleanup costs. The associated environmental cleanup costs are estimated to be between $38 million to $53 million. The proposed joint development agreement is currently under review by the IURC.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. A hearing in this matter was held December 1st and 2nd of 2004. An IURC order is expected in the second quarter of 2005.

On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO’s implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO’s implementation of standard market design mechanisms, such as the MISO’s proposed real-time and day-ahead energy markets. The hearing in this matter was completed on February 11, 2005 and an IURC order is expected in the second quarter of 2005.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management’s nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company
Electric Operations (continued)

plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $18.8 million for the twelve months ended December 31, 2004, and $24.0 million from inception to date, while EERM revenues were $1.2 million for 2004. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004.

Environmental Matters

Currently, various environmental matters impact Electric Operations segment. As of December 31, 2004, a reserve has been recorded to cover probable environmental response actions. For additional information regarding environmental matters for the Electric Operations segment, refer to Note 13-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements.

Capital Expenditure Program

The Electric Operations segment’s capital expenditure program was $154.0 million in 2004 and is projected to be approximately $128.1 million in 2005. Expenditures for 2004 included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance (NOx reduction), and additions to electric distribution systems related to new business. Estimated expenditures for 2005 are approximately $3.1 million for the NOx reduction program. The remaining expenditures are for new business initiatives and maintenance programs.

Sales

Electric Operations sales were 17,367.5 gwh for the year 2004, a decrease of 1,071.7 gwh compared to 2003. The decrease in sales resulted from reduced wholesale transaction sales and cooler weather in the third quarter of 2004, partially offset by increased non-weather related usage and customer count. Although cooling degree days (CDD) were up slightly in 2004 over 2003, the increases occurred in May and June, while the CDD were down from 2003 in the months of July and August, which are the months when the effect of CDD on usage is greater.

Electric Operations sales were 18,439.2 gwh for the year 2003, a decrease of 336.7 gwh compared to 2002. The decrease in sales resulted from cooler weather during the summer cooling season, partially offset by increases in non-weather related usage and increased customer count.

Net Revenues

Electric Operations net revenues were $760.2 million for 2004, an increase of $31.6 million from 2003, primarily as a result of increased revenue from environmental trackers amounting to $14.7 million, increased non-weather related usage and customer count of $17.1 million, and the effect of regulatory rate refunds in the comparable 2003 period of $12.4 million. The above increase in net revenues was partially offset by cooler weather compared to the prior year of approximately $6 million.

Electric Operations net revenues were $728.6 million for 2003, a decrease of $39.8 million from 2002, primarily as a result of $24.0 million in additional credits issued representing a full year of credits pertaining to the IURC electric rate review settlement and the unfavorable impact of cooler weather of approximately $22 million. These decreases were partially offset by increases in non-weather-related usage and customer growth.

Operating Income

Operating income for 2004 was $306.2 million, an increase of $38.7 million from 2003. The increase was primarily a result of the above-mentioned increases in revenues and a reduction in other taxes of $27.1 million, partially offset by higher operation and maintenance expenses of $18.6 million. Other taxes decreased due mainly to a $28.1 million reduction in estimated property tax accruals. Operation and maintenance expenses increased due mainly to incremental MISO administrative expenses of $4.6 million, higher employee and administrative expenses of $3.8 million, $3.3 million recorded from the early extinguishment of certain medium-term notes, and higher outside services expense of $1.6 million. In addition, a $3.8 million decrease in employee insurance reserves in 2003 contributed to the year-over-year increase in operating expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company
Electric Operations (continued)

Operating income for 2003 was $267.5 million, a decrease of $54.8 million from 2002. The decrease was primarily a result of the above-mentioned decreases in revenues, increased pension and post-retirement expenses of $18.7 million and increased property tax expense of $9.6 million, partially offset by decreased employee and administrative expenses of $12.3 and lower uncollectible accounts receivable expense of $4.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)

Northern Indiana Public Service Company
Other Operations

Year Ended December 31, (in millions)	2004	2003	2002

Net Revenues
Electric	$—	$—	$—
Less: Cost of sales	—	—	—

Net Revenues	—	—	—

Total Operating Expenses	0.2	—	—

Operating Income	$(0.2)	$—	$—

At December 31, 2003, the Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. Under the agreement, Northern Indiana acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services. NRC commenced operations on December 30, 2003.

NRC contributes positive net income to the Other Operations segment, through income generated through the intercompany sale of receivables which is recorded in Other Income (Deductions) in the Statements of Consolidated Income. Also included in the Other Income (Deductions) section are expenses NRC pays directly to the commercial paper conduit. The Operating Expenses shown in the table above include legal, management, and director fees.

For further information on NRC, refer to Note 12, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Northern Indiana Public Service Company

Quantitative and Qualitative Disclosures about Market Risk are reported in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Disclosures.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Northern Indiana Public Service Company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Northern Indiana Public Service Company:

We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization and long term debt of Northern Indiana Public Service Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, common shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 1S to the consolidated financial statements, effective January 1, 2003, Northern Indiana Public Service Company adopted SFAS 143, “Accounting for Asset Retirement Obligations.”

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 7, 2005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company

STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions)	2004	2003	2002

Operating Revenues:
Gas	$956.5	$988.1	$775.9
Gas-affiliated	4.2	11.0	8.9
Electric	1,096.9	1,074.0	1,104.3
Electric-affiliated	14.3	18.8	33.1

Gross Operating Revenues	2,071.9	2,091.9	1,922.2

Cost of Energy:
Gas costs	690.5	713.7	490.7
Gas costs-affiliated	0.3	0.8	7.6
Fuel for electric generation	222.8	218.1	209.3
Fuel for electric generation-affiliated	4.5	6.3	1.7
Power purchased	102.4	84.9	54.2
Power purchased-affiliated	21.3	54.9	103.8

Cost of Sales	1,041.8	1,078.7	867.3

Operating Margin	1,030.1	1,013.2	1,054.9

Operating Expenses:
Operation	288.1	260.4	248.8
Maintenance	77.8	71.7	70.6
Depreciation and amortization	264.5	259.6	254.7
Gain on sale of assets	(1.6)	—	—
Other taxes	59.9	90.5	71.7

Total Operating Expenses	688.7	682.2	645.8

Utility Operating Income Before Utility Income Taxes	341.4	331.0	409.1

Utility Income Taxes	118.5	112.2	126.5

Utility Operating Income	222.9	218.8	282.6

Other Income (Deductions)	(1.7)	—	4.3

Interest:
Interest on long-term debt	27.6	41.8	49.0
Other interest	3.2	1.5	1.9
Other interest-affiliated	9.1	8.8	4.9
Amortization of premium, reacquisition premium, discount and expense on debt, net	3.7	3.9	4.2

Total Interest	43.6	56.0	60.0

Net Income	$177.6	$162.8	$226.9

Dividend requirements on preferred stocks	4.4	4.5	6.8

Balance available for common shares	$173.2	$158.3	$220.1

Common dividends declared	$—	$122.4	$232.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company

CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)	2004	2003

ASSETS
Utility Plant, at original cost
Electric	$4,839.0	$4,774.1
Gas	1,523.4	1,494.0
Common	366.4	368.0

Total Utility Plant	6,728.8	6,636.1

Less — Accumulated provision for depreciation and amortization	3,199.7	3,082.7

Net Utility Plant	3,529.1	3,553.4

Other Property and Investments	2.3	2.4

Current Assets:
Cash and cash equivalents	0.5	0.3
Restricted cash	22.4	2.6
Accounts receivable (less reserve of $7.6 and $9.6, respectively)	74.9	69.7
Unbilled revenue (less reserve of $1.0 and $0.7, respectively)	123.9	74.2
Underrecovered fuel costs	7.1	-
Materials and supplies, at average cost	47.7	43.8
Electric production fuel, at average cost	29.2	29.0
Natural gas in storage, at last-in, first-out cost	106.6	131.8
Price risk management assets	0.2	4.6
Regulatory assets	29.8	12.4
Prepayments and other	38.4	41.0

Total Current Assets	480.7	409.4

Other Assets:
Regulatory assets	183.7	210.4
Intangible assets	31.1	25.2
Deferred charges and other	6.9	6.6

Total Other Assets	221.7	242.2

Total Assets	$4,233.8	$4,207.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions, except shares outstanding)	2004	2003
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity
Common stock — without par value - 73,282,258 shares outstanding	$859.5	$859.5
Additional paid — in capital	63.0	50.3
Retained earnings	356.9	183.7
Other comprehensive income	(123.2)	(121.7)

Total common shareholder’s equity	1,156.2	971.8
Preferred Stocks — Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	497.9	682.0

Total Capitalization	1,735.2	1,734.9

Current Liabilities
Current portion of long-term debt	73.3	32.0
Short term borrowings-affiliated	494.9	578.4
Accounts payable	171.3	140.1
Accounts payable-affiliated	14.7	19.9
Dividends declared on preferred stocks	1.0	1.1
Customer deposits	56.4	51.1
Taxes accrued	55.8	58.9
Interest accrued	6.9	6.9
Overrecovered fuel costs	—	1.1
Overrecovered gas costs	13.0	25.8
Accrued employment costs	23.7	21.4
Price risk management liabilities	13.5	0.5
Accrued liability for postretirement and pension benefits	23.0	13.6
Other accruals	59.2	55.9

Total Current Liabilities	1,006.7	1,006.7

Other Liabilities and Deferred Credits
Deferred income taxes	455.8	472.2
Deferred investment tax credits	50.2	57.2
Deferred credits	19.3	16.9
Accrued liability for postretirement and pension benefits	239.6	224.2
Preferred stock liabilities with mandatory redemption provisions	0.6	2.4
Regulatory liabilities and other removal costs	706.6	667.2
Other noncurrent liabilities	19.8	25.7

Total Other	1,491.9	1,465.8

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$4,233.8	$4,207.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NORTHERN INDIANA PUBLIC SERVICE COMPANY

STATEMENTS OF CONSOLIDATED CAPITALIZATION

As of December 31, (in millions, except shares outstanding and par value)	2004	2003
Common shareholder’s equity
Common stock-without par value-authorized 75,000,000 shares-issued and outstanding 73,282,258 shares	$859.5	$859.5
Additional paid-in-capital	63.0	50.3
Retained earnings	356.9	183.7
Other comprehensive income	(123.2)	(121.7)

Total Common Shareholder’s Equity	1,156.2	971.8

Preferred Stocks, which are redeemable solely at option of issuer:
Northern Indiana Public Service Company-
Cumulative preferred stock-$100 par value-
4-1/4% series-209,035 outstanding	20.9	20.9
4-1/2% series-79,996 shares outstanding	8.0	8.0
4.22% series-106,198 shares outstanding	10.6	10.6
4.88% series-100,000 shares outstanding	10.0	10.0
7.44% series-41,890 shares outstanding	4.2	4.2
7.50% series-34,842 shares outstanding	3.5	3.5
Premium on preferred stock and other	0.3	0.3
Cumulative preferred stock-no par value-
Adjusted rate 6.00% at December 31, 2004-
Series A (stated value-$50 per share), 473,285 shares outstanding	23.6	23.6

Series without mandatory redemption provisions	81.1	81.1

Long-term debt	497.9	682.0

Total Capitalization	$1,735.2	$1,734.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company

STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2004	2003
Pollution Control Bonds-
Series 1988 Bonds-Jasper County-Series A, B and C-1.76% weighted average at December 31, 2004, due November 1, 2016	$130.0	$130.0
Series 1988 Bonds-Jasper County-Series D-1.65% weighted average at December 31, 2004, due November 1, 2007	24.0	24.0
Series 1994 Bonds-Jasper County-Series A-1.75% at December 31, 2004, due August 1, 2010	10.0	10.0
Series 1994 Bonds-Jasper County-Series B-1.75% at December 31, 2004, due June 1, 2013	18.0	18.0
Series 1994 Bonds-Jasper County-Series C-1.72% at December 31, 2004, due April 1, 2019	41.0	41.0
Series 2003 Bonds-Jasper County-1.80% at December 31, 2004, due July 1, 2017	55.0	55.0

Total	278.0	278.0

Medium-Term Notes-
Interest rates between 6.69% and 7.69% with a weighted average interest rate of 7.30% and various maturities between July 8, 2007 and August 4, 2027	221.2	405.5

Unamortized Discount on Long-Term Debt	(1.3)	(1.5)

Total long-term debt, excluding amounts due in one year	$497.9	$682.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company

STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2004	2003	2002
Operating Activities
Net income	$177.6	$162.8	$226.9
Adjustments to reconcile net income to net cash:
Depreciation and amortization	264.5	259.6	254.7
Net changes in price risk management activities	11.2	(1.1)	(7.1)
Deferred income taxes and investment tax credits	(15.3)	(49.3)	11.0
Amortization of unearned compensation	0.2	0.2	0.1
Gain on sale of assets	(1.6)	—	—
Amortization of discount/premium on debt	3.7	3.9	4.2
Other	(0.8)	(1.4)	(1.0)
Changes in assets and liabilities:
Restricted cash	(19.8)	(2.6)	7.5
Accounts receivable and unbilled revenue	(53.1)	19.9	(31.4)
Inventories	21.1	(105.8)	79.7
Accounts payable	40.2	(23.6)	41.6
Customer deposits	5.3	11.8	7.5
Taxes accrued	(7.3)	33.1	(104.8)
Interest accrued	—	(3.0)	2.0
(Under) Overrecovered gas and fuel costs	(21.0)	77.0	(25.5)
Prepayments and other current assets	7.5	(1.5)	20.7
Regulatory assets/liabilities	9.9	6.4	(38.4)
Postretirement and postemployment benefits	27.0	28.0	(75.2)
Deferred credits	1.3	(19.1)	(5.8)
Other accruals	5.5	(1.2)	1.0
Deferred charges and other noncurrent assets	(0.3)	(1.7)	105.0
Other noncurrent liabilities	(13.5)	(6.4)	(15.4)

Net Cash from Continuing Operations	442.3	386.0	457.3

Investing Activities
Capital expenditures	(212.8)	(271.7)	(242.1)
Proceeds from disposition of assets	3.6	2.8	—
Other investing activities	—	6.2	(5.1)

Net Investing Activities	(209.2)	(262.7)	(247.2)

Financing Activities
Issuance of long-term debt	—	55.0	—
Retirement of long-term debt	(143.0)	(185.0)	(59.0)
Change in short-term debt	(85.5)	129.5	113.5
Retirement of preferred shares	—	—	(43.0)
Dividends paid — common shares	—	(122.4)	(232.7)
Dividends paid — preferred shares	(4.4)	(4.5)	(7.4)
Other financing activities	—	—	14.4

Net cash used in financing activities	(232.9)	(127.4)	(214.2)

Increase (decrease) in cash and cash equivalents	0.2	(4.1)	(4.1)
Cash and cash equivalents at beginning of year	0.3	4.4	8.5

Cash and cash equivalents at end of period	$0.5	$0.3	$4.4

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$40.7	$56.4	$54.9
Interest capitalized	0.8	1.4	1.0
Cash paid for income taxes	119.7	175.8	212.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company

STATEMENTS OF CONSOLIDATED COMMON SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid In	Retained	Comprehensive
(in millions)	Outstanding	Value	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2002	73.3	$859.5	$19.1	$160.4	$(2.7)	$1,036.3

Comprehensive Income:
Net income				226.9		226.9
Net unrealized gains on derivatives, net of tax					5.0	5.0
Minimum pension liability, net of tax					(143.5)	(143.5)
Comprehensive Income						88.4
Cash dividends:
Common stock				(232.7)		(232.7)
Preferred stock dividend				(6.8)		(6.8)
Tax benefit allocation			14.4			14.4

Balance at December 31, 2002	73.3	$859.5	$33.5	$147.8	$(141.2)	$899.6

Comprehensive Income:
Net income				162.8		162.8
Net unrealized gains on derivatives, net of tax					0.3	0.3
Minimum pension liability, net of tax					19.2	19.2
Comprehensive Income						182.3
Cash dividends:
Common stock				(122.4)		(122.4)
Preferred stock dividend				(4.5)		(4.5)
Tax benefit allocation			16.8			16.8

Balance at December 31, 2003	73.3	$859.5	$50.3	$183.7	$(121.7)	$971.8

Comprehensive Income:
Net income				177.6		177.6
Net unrealized losses on derivatives, net of tax					(6.3)	(6.3)
Minimum pension liability, net of tax					4.8	4.8
Comprehensive Income						176.1
Cash dividends:
Common stock				—		—
Preferred stock dividend				(4.4)		(4.4)
Tax benefit allocation			12.7			12.7

Balance at December 31, 2004	73.3	$859.5	$63.0	$356.9	$(123.2)	$1,156.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company

Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies

A. Holding Company Structure and Principles of Consolidation. Northern Indiana Public Service Company (Northern Indiana) is a subsidiary of NiSource Inc. (NiSource). NiSource is an energy holding company that provides natural gas, electricity and other products and services to over 3.7 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is a Delaware corporation and a registered holding company under the Public Utility Holding Company Act of 1935, as amended.

The consolidated financial statements include the accounts of Northern Indiana and subsidiaries, after the elimination of all intercompany items. All subsidiaries are wholly-owned by Northern Indiana.

Certain amounts in 2003 and 2002 have been reclassified to conform to the current year presentation.

B. Cash, Cash Equivalents, and Restricted Cash. Northern Indiana considers all investments with original maturities of three months or less to be cash equivalents. Northern Indiana reports amounts deposited in brokerage accounts for margin requirements in the restricted cash balance sheet caption.

C. Basis of Accounting for Rate-Regulated Operations. Northern Indiana’s rate-regulated operations follow the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). SFAS No. 71 provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

In the event that regulation significantly changes the opportunity for Northern Indiana to recover its costs in the future, all or a portion of Northern Indiana’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Northern Indiana’s existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Northern Indiana would be required to apply the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of Financial Accounting Standards Board (FASB) Statement No. 71.” In management’s opinion, Northern Indiana will be subject to SFAS No. 71 for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

Regulatory assets and liabilities were comprised of the following items:

At December 31, (in millions)	2004	2003
Assets
Reacquisition premium on debt (see Note 10)	$24.1	$27.2
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation (see Note 1E)	37.0	41.2
Bailly scrubber carrying charges and deferred depreciation (see Note 1E)	3.3	4.3
Postemployment and other postretirement costs (see Note 7)	44.8	50.4
Regulatory effects of accounting for income taxes (see Note 1O)	83.6	96.0
Underrecovered fuel costs	7.1	—
Asset retirementment obligations (See Note 1S)	1.6	1.4
Environmental costs	11.7	1.5
Other	7.4	0.8

Total Regulatory Assets	$220.6	$222.8

Liabilities
Overrecovered fuel costs	—	1.1
Overrecovered gas costs	13.0	25.8
Emission allowances	6.8	5.3
Cost of removal (see Note 1S)	699.6	661.9
Other	0.2	—

Total Regulatory Liabilities	$719.6	$694.1

Regulatory assets of approximately $180.3 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered as components of cost of service over a remaining life of up to 10 years. Regulatory assets of approximately $24.1 million require specific rate action. Northern Indiana reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the Consolidated Balance Sheets and, upon adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143), recharacterized the liability as a regulatory liability as of December 31, 2003.

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

The pre-tax rate for AFUDC was 2.0% in 2004, 1.9% in 2003, and 2.7% in 2002. The increase in the 2004 AFUDC rate, as compared with 2003, was due to higher short-term interest rates and the use of short-term borrowings to fund construction efforts.

The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Electric Operations	3.5%	3.6%	3.6%
Gas Distribution Operations	5.4%	5.3%	5.4%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

Northern Indiana follows the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, net of salvage, is charged to the accumulated provision for depreciation.

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

F. Amortization of Software Costs. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Once the installed software is ready for its intended use, such capitalized costs are generally amortized on a straight-line basis over a period of five to ten years. Northern Indiana amortized $14.1 million in 2004, $13.1 million in 2003 and $12.6 million in 2002 related to software costs.

G. Revenue Recognition. Revenues are recorded, as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered.

H. Accounts Receivable Sales Program. Northern Indiana enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying Consolidated Balance Sheets and as operating cash flows in the accompanying Statements of Consolidated Cash Flows. The costs of these programs, which are based upon the purchasers’ level of investment and borrowing costs, are charged to other income in the accompanying Statements of Consolidated Income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

L. Natural Gas in Storage. Natural gas in storage is valued using the last-in, first-out (LIFO) inventory methodology. Based on the average cost of gas using the LIFO method in December 2004, the estimated replacement cost of gas in storage at December 31, 2004, exceeded the stated LIFO cost by $15.2 million. Based on the average cost of gas using the LIFO method in December 2003, the estimated replacement cost of gas in storage at December 31, 2003, was less than the stated LIFO cost by $26.2 million.

M. Affiliated Company Transactions. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services Company (NCS), a wholly-owned subsidiary of NiSource.

The costs of these services are charged to Northern Indiana based on payroll costs and expenses incurred by NCS employees for the benefit of Northern Indiana. These costs, which totaled $57.9 million for the year 2004, $49.8 million for the year 2003 and $61.3 million for the year 2002, consist primarily of employee compensation and benefits. These costs are included in “Operation Expense,” on the Statements of Consolidated Income.

Northern Indiana had affiliated gas revenues of $4.2 million, $11.0 and $8.9 million for years 2004, 2003 and 2002, respectively. Also, Northern Indiana had affiliated electric revenues of $14.3 million, $18.8 million and $33.1 million for years 2004, 2003 and 2002, respectively.

Northern Indiana purchased natural gas and transportation services from affiliated companies in the amount of $0.3 million, $0.8 million and $7.6 million, representing zero%, 0.1% and 1.5% of Northern Indiana’s total gas costs for years 2004, 2003 and 2002, respectively.

Northern Indiana purchased fuel for electric generation from an affiliated company Energy USA-TPC Corp. (TPC), in the amount of $4.5 million, $6.3 million and $1.7 million, representing 2.0%, 2.8% and 0.8% of Northern Indiana’s total fuel for electric generation costs for years 2004, 2003 and 2002, respectively.

Northern Indiana purchased power from TPC in the amount of $21.3 million, $54.9 million and $103.8 million, representing 17.2%, 39.3% and 65.7% of Northern Indiana’s total purchased power costs for years 2004, 2003 and 2002, respectively.

The December 31, 2004, and 2003 accounts receivable balance include approximately $3.2 million and $3.5 million, respectively, due from associated companies.

As of December 31, 2004, Northern Indiana had intercompany short-term borrowings of $494.9 million from NiSource Finance Corp. (NFC) at an interest rate of 2.12%. As of December 31, 2003, Northern Indiana had intercompany short-term borrowings of $578.4 million from NFC at an interest rate of 1.74%.

N. Accounting for Risk Management Activities SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as subsequently amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149 (collectively referred to as SFAS No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as normal under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For the years ended December 31, 2004, 2003, and 2002 the ineffectiveness on Northern Indiana’s hedged instruments was immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. Northern Indiana utilizes derivatives for cash flow hedges and the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is not expected to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, Northern Indiana generally records gains and losses as regulatory liabilities or assets and recognizes such gains or losses in earnings when the contracts settle and match the intended month of physical flow. When gains and losses are recognized in earnings, they are recognized in cost of sales for derivatives that correspond to commodity risk activities.

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

To the extent certain deferred income taxes of the regulated companies are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets for income taxes are primarily attributable to property related tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities for income taxes are primarily attributable to the regulated companies’ obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal income tax rate currently being credited to ratepayers using the average rate assumption method and unamortized deferred investment tax credits.

Northern Indiana joins in the filing of consolidated federal and state income tax returns with its parent company, NiSource and certain of NiSource’s other affiliated companies. Northern Indiana is party to a tax allocation agreement under which the consolidated tax is allocated among the members of the group in proportion to each member’s relative contribution to the group’s consolidated tax liability. Additionally, NiSource’s tax benefits from its tax losses are allocated to its subsidiaries and recognized as adjustments to equity. The amount of tax benefits allocated to Northern Indiana for the 2003 and 2002 tax years were $12.7 million and $16.8 million. These amounts were recorded in equity in the 2004 and 2003 periods, respectively.

P. Environmental Expenditures. Northern Indiana accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is discovered or circumstances change. Northern Indiana applies SFAS No. 71 and establishes regulatory assets on the Consolidated Balance Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

In addition, Northern Indiana received approval from the IURC in 2003 to recover costs associated with environmental compliance-programs for nitrogen oxide pollution-reduction equipment at the company’s generating stations. (For further information, see Note 4, “Regulatory Matters,” in the Notes to consolidated Financial Statements.)

Q. Excise Taxes. Northern Indiana accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. These types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. Northern Indiana accounts for other taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to “Other Taxes” expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

R. Intangible Assets. Northern Indiana had $31.1 million of intangible assets recorded at December 31, 2004, which reflected the unrecognized prior service cost associated with the additional minimum liability of the pension plans recognized pursuant to SFAS No. 87, “Employers’ Accounting for Pensions.”

S. Asset Retirement Obligations. Northern Indiana accounts for retirement obligations on its assets in accordance with SFAS No. 143. This accounting standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. Northern Indiana defers the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71.

Northern Indiana adopted the provisions of SFAS No. 143 on January 1, 2003, and as a result an asset retirement obligation liability of $1.9 million was recognized. In addition, Northern Indiana capitalized $0.8 million in additions to plant assets, net of accumulated amortization, and recognized regulatory assets of $1.2 million. Northern Indiana believes that the amounts recognized as regulatory assets will be recoverable in future rates. Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in Northern Indiana’s service rates, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143. The amount of the other costs of removal reflected as a component of Northern Indiana’s regulatory liabilities and other removal costs were approximately $699.6 million and $661.9 million at December 31, 2004 and 2003, respectively, based on rates for estimated removal costs embedded in composite depreciation rates. Northern Indiana reclassified its cost of removal as of December 31, 2002 from accumulated depreciation to regulatory liabilities and other removal costs on the Consolidated Balance Sheets and upon adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations” recharacterized the liability as a regulatory liability as of December 31, 2003.

For the twelve months ended December 31, 2004, Northern Indiana amortized $0.1 million related to the amounts capitalized as additions to plant and accreted the liability by less than $0.1 million with corresponding amounts recognized as regulatory assets at December 31, 2004. For the twelve months ended December 31, 2003, Northern Indiana amortized less than $0.2 million related to the amounts capitalized as additions to plant and accreted the liability by $0.2 million with corresponding amounts recognized as regulatory assets at December 31, 2003. The asset retirement obligations liability totaled $2.1 million at December 31, 2004, and 2003.

2. Recent Accounting Pronouncements

SFAS No. 123 (revised 2004) — Share-Based Payment (SFAS No. 123R). In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, using a modified version of the prospective application.

Northern Indiana anticipates that the adoption of this statement in the third quarter of 2005 will not have a material impact to Northern Indiana’s financial position or results of operations for 2005.

FASB Staff Position (FSP) No. FAS 106-2 — Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). (Supersedes FSP 106-1— Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.) On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires presently enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and the Accumulated Projected Benefit Obligation. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Northern Indiana had previously elected to defer accounting for the effects of this pronouncement, as allowed by FSP 106-1. On July 1, 2004, Northern

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

Indiana adopted the provisions of FSP 106-2. Northern Indiana was not impacted by the adoption of FSP 106-2.

FASB Interpretation No. 46 (Revised December 2003) — Consolidation of Variable Interest Entities (FIN 46R). On January 17, 2003, the FASB issued FIN 46R which required a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R also requires various disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. On December 18, 2003, the FASB deferred the implementation of FIN 46R to the first quarter of 2004. Northern Indiana adopted FIN 46R on January 1, 2004. The adoption of FIN 46R had no impact on Northern Indiana’s financial position or results of operations.

3. Restructuring Activities

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia Energy Group. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, Northern Indiana’s restructuring initiatives focused on creating operating efficiencies in the Gas Distribution and the Electric Operations segments and included the closure of the Dean H. Mitchell Generating Station (Mitchell Station) in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees.

In connection with these restructuring initiatives, a total of approximately 180 management, professional, administrative and technical positions have been identified for elimination. As of December 31, 2004, 162 employees had been terminated. At December 31, 2004 and 2003, the Consolidated Balance Sheets reflected liabilities of $0.5 million and $1.2 million related to the restructuring initiatives, respectively. During 2004, no payments were made and during 2003, payments of $1.0 million were made in association with the restructuring initiatives. Additionally, during 2004, the liability associated with the restructuring initiatives was reduced by $0.7 million due to a reduction in estimated expenses related to previous restructuring initiatives. The reduction in the estimated liability was reflected in operation and maintenance expense.

4. Regulatory Matters

Gas Operations Related Matters
Changes in gas industry regulation, which began in the mid-1980s at the federal level, have broadened to retail customers at the state level. For many years, large industrial and commercial customers have had the ability to purchase natural gas directly from marketers and to use Northern Indiana’s Gas Distribution Operations’ facilities for transportation services. Beginning in the mid-1990s, Northern Indiana has provided a Choice Program for their retail customers. Through the month of December 2004, approximately 56,000 of Northern Indiana’s residential and small commercial customers have selected an alternate supplier.

Northern Indiana continues to offer Choice Program opportunities through a regulatory initiative. While the Choice Program generally provides all customer classes with the opportunity to obtain gas supplies from alternative merchants, Northern Indiana expects to play a substantial role in supplying gas commodity services to its customers for the foreseeable future. Customer participation in some of these programs can leave Northern Indiana with pipeline capacity for which it has contracted but no longer has a need. Northern Indiana is currently recovering, or has the opportunity to recover, the costs resulting from the unbundling of its services and believes that most of such future costs will be mitigated or recovered.

Northern Indiana’s gas costs are recovered under a flexible gas cost adjustment (GCA) mechanism approved by the IURC in 1999. Under the approved procedure, a demand component of the fuel adjustment factor is determined annually effective November 1 of each year, after hearings and IURC approval. The commodity component of the adjustment

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

factor is determined by monthly filings, which do not require IURC approval but are reviewed by the IURC during the annual hearing that takes place regarding the demand component filing. Northern Indiana’s GCA factor also includes a gas cost incentive mechanism which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana’s GCA5 annual demand cost recovery filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the Indiana Office of Utility Consumer Counselor (OUCC) entered into a joint stipulation and agreement resolving all issues in GCA5. Among the settlement agreement’s provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval, which occurred on August 18, 2004. An additional provision of the agreement extended the current Alternative Regulatory Plan (ARP), including Northern Indiana’s gas cost incentive mechanism, from the current expiration date of December 31, 2004 to March 31, 2005.

Northern Indiana’s GCA 6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the second quarter of 2005.

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP to March 31, 2006. The agreement also grandfathers the terms of existing contracts that marketers have with Choice customers and establishes a scope for negotiations that Parties will follow when convening within the next several months to establish a long-term resolution of ARP. The IURC hearing on this settlement was January 13, 2005 with an order expected in the first quarter of 2005.

On December 15, 2004, Northern Indiana obtained approval from the IURC to implement a low-income energy assistance 1-year pilot program under the name NIPSCO Winter Warmth. Northern Indiana and the OUCC entered into and filed a settlement with the IURC on November 5, 2004. The agreement provides that Northern Indiana will collect from customers approximately $5.0 million over the respective 12-month period and contribute $0.7 million of company funds for a total of $5.7 million of energy assistance. Northern Indiana and the IURC will evaluate the success of NIPSCO Winter Warmth in 2005 to determine if it will become a permanent program.

Electric Operations Related Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified cap will be retained by Northern Indiana. Credits amounting to $56.4 million and $52.0 million were recognized for electric customers for 2004 and 2003, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the Midwest Independent System Operator (MISO) through participation in an independent transmission company (ITC). Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO’s Federal Energy Regulatory Commission (FERC)-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. The MISO Schedule 10 administrative fees are currently estimated to

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

be approximately $3.1 million annually. On October 6, 2004, the IURC denied Northern Indiana’s Motion for Reconsideration. Northern Indiana has appealed the IURC’s decision to the Indiana Appellate Court, where this matter is pending.

The MISO has initiated the Midwest Market Initiative (MMI), which will develop the structures and processes to be used to implement an electricity market for the MISO region. This MMI proposes non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO has filed with the FERC detailed tariff information and all market systems will be operational for the mandatory trials until financially binding activities begin with the opening of the market for bids and offers on March 25, 2005, and the Real-Time Market on April 1, 2005. Northern Indiana is actively pursuing a role in the MMI. At the current time, management believes that the MMI will change the manner in which Northern Indiana conducts its electric business. Specifically, this detailed tariff information proposes to manage system reliability through the use of a market-based congestion management system. The proposal includes a centralized dispatch platform, which will dispatch the most economic resources to meet load requirements efficiently and reliably in the Midwest ISO region. This FERC tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The tariff also allows for the allocation, auction or sale of Financial Transmission Rights, which are instruments that hedge against congestion costs occurring in the Day-Ahead market. The MISO will perform a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO will also perform the real time resource dispatch for resources under its control on a five minute basis.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the fuel adjustment clause (FAC). The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the industrial customers’ challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Mitchell Station returns to service.

Currently, Northern Indiana is reviewing options to meet the electric needs of its customers. This review includes an assessment of Northern Indiana’s oldest generating units, which includes the Mitchell Station. On October 8, 2004, Northern Indiana requested proposals from wholesale power marketers to provide power under varying terms and conditions. Northern Indiana received conforming bids, which are currently being evaluated. Decisions on purchased power will be made consistent with the start of the MMI.

In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the environmental cleanup cost associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for the cleanup costs. The proposed joint development agreement is currently under review by the IURC.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and Grid America. A hearing in this matter was held December 1st and 2nd of 2004. An IURC order is expected in the second quarter of 2005.

On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO’s implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO’s implementation of standard market design mechanisms, such as the MISO’s proposed

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

real-time and day-ahead energy markets. The hearing in this matter was completed on February 11, 2005 and an IURC order is expected in the second quarter of 2005.

In January 2002, Northern Indiana filed for approval to implement an environmental cost tracker (ECT). The ECT was approved by the IURC on November 26, 2002. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement Indiana Department of Environmental Management’s nitrogen oxide State Implementation Plan through an Environmental Cost Recovery Mechanism (ECRM) and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an Environmental Expense Recovery Mechanism (EERM). Under the Commission’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $18.8 million for the twelve months ended December 31, 2004, and $24.0 million from inception to date, while EERM revenues were $1.2 million for 2004. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004.

5. Risk Management Activities

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks in its business. Northern Indiana accounts for its derivatives under SFAS No. 133, as amended. For additional information, refer to Note 1-N, “Accounting for Risk Management Activities,” in the Notes to Consolidated Financial Statements.

Hedging Activities. Derivative activities for some of Northern Indiana risk management programs qualify for hedge accounting. The cash flow hedge activity affecting other comprehensive income for the years 2004 and 2003 was as follows:

(in millions, net of tax)	2004	2003

Unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$2.6	$2.3

Unrealized hedging (losses) arising during the period on derivatives qualifying as cash flow hedges	(2.7)	(0.2)

Reclassification adjustment for net loss (gains) included in net income	(3.6)	0.5

Net unrealized gains (losses) on derivatives qualifying as cash flow hedges at the end of the period	$(3.7)	$2.6

Unrealized gains and losses on Northern Indiana’s hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets includes price risk management assets related to unrealized gains and losses on hedges of zero million and $4.0 million at December 31, 2004 and 2003, respectively, all of which were included in “Current Assets.” Price risk management liabilities related to unrealized gains and losses on hedges were $6.2 million and zero million at December 31, 2004 and 2003, respectively, all of which were included in “Current Liabilities.”

During 2004 and 2003, there were no components of the derivatives’ fair values excluded in the assessment of hedge effectiveness. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During 2004 and 2003, Northern Indiana reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in loss recognition of amounts currently classified in other comprehensive income of approximately $3.7 million, net of tax.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

Commodity Price Risk Programs.

Northern Indiana uses New York Mercantile Exchange (NYMEX) derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their respective gas cost recovery mechanisms, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $0.2 million and $0.6 million of price risk management assets associated with these programs at December 31, 2004 and December 31, 2003, respectively. In addition, the Consolidated Balance Sheets reflected $7.4 million and $0.2 million of price risk management liabilities associated with these programs at December 31, 2004 and December 31, 2003, respectively.

For regulatory incentive purposes, Northern Indiana enters into purchase contracts at first of the month prices that give counter parties the daily option to either sell an additional package of gas at first of the month prices or recall the original volume to be delivered. Northern Indiana charges a fee for this option. The changes in the fair value of these options are primarily due to the changing expectations of the future intra-month volatility of gas prices. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. However, in accordance with SFAS No. 71, Northern Indiana records the related gains and losses associated with these transactions as a regulatory asset or liability.

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

Northern Indiana also offers a Dependabill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases fixed priced gas and the option to call on additional volumes that match the anticipated delivery needs of the program and currently uses NYMEX futures and options contracts for these hedge transactions. These derivatives are presently designated as cash flow hedges. The Consolidated Balance Sheets reflected $0.8 million of price risk management liabilities associated with the Price Protection Service and the Dependabill programs.

6. Income Taxes

The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2004	2003	2002

Income Taxes
Current
Federal	$95.3	$122.9	$101.7
State	38.5	38.6	13.8

Total Current	133.8	161.5	115.5

Deferred
Federal	(3.7)	(37.3)	13.6
State	(4.5)	(4.9)	4.5

Total Deferred	(8.2)	(42.2)	18.1

Deferred Investment Credits	(7.1)	(7.1)	(7.1)

Total Utility Income Taxes	118.5	112.2	126.5

Income tax applicable to non-operating activities	(2.3)	(0.4)	(2.5)

Total Income Taxes	$116.2	$111.8	$124.0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2004		2003		2002

Net income	$177.6		$162.8		$226.9
Add: Income taxes	116.2		111.8		124.0

Net Income before Income Taxes	$293.8		$274.6		$350.9

Tax expense at statutory federal income tax rate	$102.8	35.0%	$96.1	35.0%	$122.8	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	21.7	7.4	21.8	7.9	13.3	3.8
Regulatory treatment of depreciation differences	4.2	1.4	0.5	0.2	(0.7)	(0.2)
Amortization of deferred investment tax credits	(7.1)	(2.4)	(7.1)	(2.6)	(7.1)	(2.0)
Other, net	(5.4)	(1.8)	0.5	0.2	(4.3)	(1.2)

Total Income Taxes	$116.2	39.6%	$111.8	40.7%	$124.0	35.4%

Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Northern Indiana’s net deferred tax liability were as follows:

At December 31, (in millions)	2004	2003

Deferred tax liabilities
Accelerated depreciation and other property differences	$478.3	$480.1
Unrecovered gas and fuel costs	10.7	10.6
Other regulatory assets	90.6	93.0
Reacquisition premium on debt	7.2	8.0

Total Deferred Tax Liabilities	586.8	591.7

Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(37.0)	(36.4)
Pensions and other postretirement/postemployment benefits	(91.9)	(86.7)
Other, net	(28.1)	(17.5)

Total Deferred Tax Assets	(157.0)	(140.6)

Less: Deferred income taxes related to current assets and liabilities	(26.0)	(21.1)

Non-Current Deferred Tax Liability	$455.8	$472.2

7. Pension and Other Postretirement Benefits

NiSource provides defined contribution plans and a noncontributory defined benefit retirement plan that cover employees of Northern Indiana. Benefits under the defined benefit retirement plan reflect the employees’ compensation, years of service and age at retirement. Additionally, Northern Indiana provides health care and life insurance benefits for certain retired employees under NiSource post-retirement benefit plan. The majority of employees may become eligible for these benefits if they reach retirement age while working for Northern Indiana. The expected cost of such benefits is accrued during the employees’ years of service. Current rates of rate-regulated companies include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts. NiSource uses September 30 as its measurement date for its pension and postretirement benefit plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

NiSource employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and asset class volatility. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, small and large capitalizations. Other assets such as private equity and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying assets. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:

Asset Mix Policy of Total Fund

Asset Category	Minimum	Maximum

Domestic Equities	40%	60%
International Equities	10%	20%
Fixed Income	15%	45%
Real Estate/Alternative Investments	0%	10%
Short-Term Investments	0%	10%

Pension Plan and Postretirement Plan Asset Mix at September 30, 2004:

			Post Retirement
	Defined Benefit		Welfare
(In millions)	Pension Assets	9/30/2004	Plan Assets	9/30/2004

Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets

Domestic Equities	$518.5	49.3%	$0.3	54.8%
International Equities	171.5	16.3%	0.1	18.6%
Fixed Income	300.8	28.6%	0.2	26.0%
Alternative Investments	51.5	4.9%	0.0	0.0%
Cash/Other	9.5	0.9%	0.0	0.6%

Total	$1,051.8	100.0%	$0.6	100.0%

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

NiSource pension fund assets earned a return of 12.8% for the plan year ended September 30, 2004 and 22.0% for the plan year ended September 30, 2003. However, the discount rate used to measure the accumulated benefit obligation has decreased over the past two years, which slightly offset the fair-value increase in the pension assets.

In accordance with SFAS No. 87, Northern Indiana adjusted its minimum pension liability at December 31, 2004 and 2003. The adjustment for 2004 was not material. The 2003 adjustment resulted in a decrease to the retirement benefit liabilities of $32.3 million, a decrease to deferred income tax assets of $13.2 million and an increase to other comprehensive income of $19.1 million after-tax. Northern Indiana expects pension expense for 2005 to decrease approximately $1.9 million and other post-retirement benefits expense to decrease approximately $0.5 million from the amounts recognized in 2004. In addition, Northern Indiana does not expect to make contributions to its pension plan in

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

2005. However, Northern Indiana expects to contribute $19.3 million to its postretirement medical and life plans in 2005.

Northern Indiana participates in the NiSource pension and postretirement benefit plans. The following disclosures are for the NiSource pension and postretirement benefit plans, which include Northern Indiana and NiSource Corporate Service employees. The following tables provide a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a September 30 measurement date:

	Pension Benefits		Other Benefits
(in millions)	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$1,168.1	$1,071.5	$263.4	$204.8
Service cost	17.1	15.6	3.8	3.2
Interest cost	70.5	72.5	15.9	13.7
Plan participants’ contributions	—	—	1.7	1.7
Plan amendments	12.0	7.5	(14.0)	(0.8)
Actuarial (gain) loss	50.0	77.5	45.0	59.5
Benefits paid	(82.9)	(76.5)	(20.0)	(18.7)

Benefit obligation at end of year	$1,234.8	$1,168.1	$295.8	$263.4

Change in plan assets
Fair value of plan assets at beginning of year	$1,007.2	$900.0	$0.9	$1.4
Actual return on plan assets	124.9	182.8	(2.1)	(2.8)
Employer contributions	2.6	0.9	20.1	19.3
Plan participants’ contributions	—	—	1.7	1.7
Benefits paid	(82.9)	(76.5)	(20.0)	(18.7)

Fair value of plan assets at end of year	$1,051.8	$1,007.2	$0.6	$0.9

Funded status	$(183.0)	$(160.9)	$(295.2)	$(262.5)
Contributions made after measurement date and before fiscal year end	0.3	0.3	5.1	5.4
Unrecognized actuarial (gain) loss	278.8	281.7	27.4	(19.9)
Unrecognized prior service cost	46.8	42.2	—	—
Unrecognized transition obligation	—	—	67.9	92.2

Net amount recognized at end of year	$142.9	$163.3	$(194.8)	$(184.8)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(125.1)	(106.5)
Intangible asset	46.8	42.2
Accumulated other comprehensive income	221.2	227.6

Net amount recognized at end of year	$142.9	$163.3

Other comprehensive income, pre-tax, attributable to change in additional minimum liability recognition	$(6.3)	$(49.5)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Weighted-average assumptions as of September 30,
Discount rate assumption	6.00%	6.25%	6.00%	6.25%
Compensation growth rate assumption	4.0%	4.0%	—	—
Medical cost trend assumption	—	—	5.0%	5.0%
Assets earnings rate assumption	9.0%	9.0%	9.0%	9.0%

The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the company’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees.

		Other
	Pension	Post-retirement
(in millions)	Benefits	Benefits

Year(s)
2005	$76.6	$18.5
2006	77.6	19.7
2007	81.8	20.5
2008	83.8	21.5
2009	87.6	22.4
2010-2014	499.5	122.8

The following table provides the components of the plans’ net periodic benefits cost (benefit) for each of the three years:

	Pension Benefits			Other Benefits
(in millions)	2004	2003	2002	2004	2003	2002

Net periodic cost
Service cost	$17.1	$15.6	$16.6	$3.8	$3.2	$2.6
Interest cost	70.5	72.5	69.2	15.9	13.7	13.0
Expected return on assets	(87.0)	(77.8)	(83.2)	(0.2)	(0.1)	(0.1)
Amortization of transition obligation	—	5.5	5.5	10.3	10.3	10.6
Amortization of prior service cost	7.4	6.7	7.9	—	—	—
Recognized actuarial (gain) or loss	15.0	20.3	1.4	—	(5.2)	(8.6)

Net Periodic Benefits Cost (Benefit)	$23.0	$42.8	$17.4	$29.8	$21.9	$17.5

The expense amounts above are for the total NiSource plan. Northern Indiana recorded pension expense of $15.8 million, $32.5 million and $11.7 million for 2004, 2003 and 2002, respectively. For 2004, 2003 and 2002 Northern Indiana recorded other post-retirement expense of $28.2 million, $20.1 million and $14.4 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
($ in millions)	increase	decrease

Effect on service and interest components of net periodic cost	2.1	(1.9)
Effect on accumulated postretirement benefit obligation	25.5	(23.3)

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

The redemption prices at December 31, 2004, for the cumulative preferred stock, which is redeemable solely at the option of Northern Indiana, in whole or in part, at any time upon thirty days’ notice, were as follows:

		Redemption
	Series	Price per Share

Northern Indiana Public Service Company:
Cumulative preferred stock - $100 par value -	4-1/4%	$101.20
	4-1/2%	$100.00
	4.22%	$101.60
	4.88%	$102.00
	7.44%	$101.00
	7.50%	$101.00
Cumulative preferred stock - no par value adjustable rate (6.00% at December 31, 2004), Series A (stated value $50 per share)		$50.00

The redemption prices at December 31, 2004, as well as sinking fund provisions, for the cumulative preferred stock subject to mandatory redemption requirements, or whose redemption is outside the control of Northern Indiana, were as follows:

	Redemption	Sinking Fund or Mandatory
Series	Price per Share	Redemption Provisions

Cumulative preferred stock -	$100 par value -
8.35%	$101.97, reduced periodically	6,000 shares on or before July 1; noncumulative option to double amount each year

7-3/4%	$103.00, reduced periodically	2,777 shares on or before December 1; noncumulative option to double amount each year

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

Sinking fund requirements with respect to redeemable preferred stocks outstanding at December 31, 2004, for each of the subsequent five years were as follows:

Year Ending December 31, (in millions)

2005	$0.9
2006	0.6
2007	—
2008	—

Total	$1.5

9. Common Stock

All of Northern Indiana’s common shares are owned by NiSource.

So long as any shares of Northern Indiana’s cumulative preferred stock are outstanding, no cash dividends shall be paid or declared on its common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2004, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 50% of the total capitalization including surplus.

10. Long-Term Debt

Following are the outstanding long-term debt sinking fund requirements and maturities at December 31, 2004, for each of the five years subsequent to December 31, 2004.

Year Ending December 31, (in millions)

2005	$73.3
2006	—
2007	56.0
2008	24.0
2009	1.0

Total	$154.3

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the lives of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a return during the recovery period.

11. Short-Term Borrowings — Affiliated

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935. NiSource Finance Corp. (NFC) provides funding to the NiSource Money Pool from external borrowing sources. During March 2004, NFC obtained a new $500 million 364-day credit facility and a $750 million 3-year credit facility with a syndicate of banks led by Barclays Capital. The credit facilities are guaranteed by NiSource. NiSource is currently in the process of renewing its $500 million 364-day credit facility, and plans to incorporate this facility and its $750 million 3-year facility into a combined $1.25 billion 5-year credit facility. As of December 31, 2004, Northern Indiana had $494.9 million intercompany short-term borrowings outstanding at an interest rate of 2.12%. As of December 31, 2003, Northern Indiana had $578.4 million intercompany short-term borrowings outstanding at an interest rate of 1.74%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

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

The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
At December 31, (in millions)	2004	2004	2003	2003

Long-term debt (including current portion)	$571.2	$610.7	$714.0	$763.0
Preferred stock (including current portion)	82.6	83.1	84.4	84.8

Sale of Trade Accounts Receivable. On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NIPSCO Receivables Corporation (NRC), a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreement will expire on December 26, 2005, but can be renewed if mutually agreed to by both parties. As of December 31, 2004, NRC had sold $133.3 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.

Northern Indiana’s accounts receivable program qualifies for sale accounting based upon meeting the conditions in SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In the agreement, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Northern Indiana does not retain any interest in the receivables under the agreement.

Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.

13. Other Commitments and Contingencies

A. Capital Expenditures. Northern Indiana expects that approximately $173.1 million will be expended for construction purposes during 2005.

B. Service Agreements. Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and have current annual charges approximating $17.2 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

C. Other Legal Proceedings. In the normal course of its business, Northern Indiana has been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

asserted claims will not have a material adverse impact on Northern Indiana’s consolidated financial position.

D. Environmental Matters.

General. The operations of Northern Indiana are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Northern Indiana engages in efforts to voluntarily report and reduce their greenhouse gas emissions. Northern Indiana is currently a participant in the United States Environmental Protection Agency (EPA)’s Climate Leaders program and will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.

Gas Distribution. Northern Indiana is a potentially responsible party at waste disposal sites under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) (commonly known as Superfund) and similar state laws, as well as at former manufactured gas plant (MGP) sites which it, or its corporate predecessors, own or previously owned or operated. Northern Indiana may be required to share in the cost of clean up of such sites. In addition, Northern Indiana has responsibility for corrective action under the Resource Conservation and Recovery Act (RCRA) for closure and clean-up costs associated with underground storage tanks and under the Toxic Substances Control Act for clean up of polychlorinated biphenyls, and for mercury releases. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.

A program has been instituted to identify and investigate former MGP sites where Northern Indiana or predecessors are the current or former owner. The program has identified 29 such sites and initial investigations have been conducted at 25 sites. Additional investigation activities have been completed or are in progress at 22 sites and remedial measures have been implemented or completed at 12 sites. This effort includes the sites contained in the January 2004 agreement entered into by the Indiana Department of Environmental Management, Northern Indiana and other Indiana utilities under the Indiana Voluntary Remediation Program. Only those site investigation, characterization and remediation costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As costs become probable and reasonably estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. Northern Indiana is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, Northern Indiana will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the Security and Exchange Commission’s Staff Accounting Bulletin No. 92 (SAB No. 92), “Accounting and Disclosures Relating to Loss Contingencies,” SFAS No. 5, and American Institute of Certified Public Accountants Statement of Position 96-1, “Environmental Remediation Liabilities” (SOP No. 96-1).

As of December 31, 2004, a reserve of approximately $13.3 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, years of ownership or operation, the number of other potentially responsible parties and their financial viability and the extent of environmental response actions required. Based upon investigations and management’s understanding of current environmental laws and regulations, Northern Indiana believes that any environmental response actions required will not have a material effect on its financial position.

Electric Operations.

Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with EPA’s nitrogen oxide (NOx) State Implementation Plan (SIP) call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx Compliance plan and is currently in compliance with the NOx limits. In implementing the NOx compliance plan, Northern Indiana has expended approximately $250.7 million as of December 31, 2004 to install Selective Catalytic Reduction NOx reduction technology at each of its active generating stations and

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

estimates total capital costs of approximately $305 million. Actual compliance costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.

On April 15, 2004, the EPA finalized the 8-hour ozone non-attainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from coal-fired boilers including Northern Indiana’s electric generating stations. Until the rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.

On June 28 and 29, 2004, the EPA responded to the states’ initial recommendations for the EPA designation of areas meeting and not meeting the National Ambient Air Quality Standards (NAAQS) for fine particles. (Fine particles are those less than or equal to 2.5 micrometers in diameter and are also referred to as PM2.5.) The EPA’s PM2.5 nonattainment designations were announced on December 17, 2004 and published in the Federal Register on January 5, 2005. The designations become effective on April 5, 2005. Indiana has disputed some of the June 2004, EPA designation recommendations and submitted final 2004 monitoring data on February 17, 2005 for the EPA re-evaluation of the disputed areas. On March 7, 2005, the Indiana Attorney General filed a legal action on behalf of the Indiana Department of Environmental Management (IDEM) asking that all but three areas (none of these three areas are in Northern Indiana’s service territory) be removed from the EPA’s nonattainment list. The EPA is expected to finalize by early 2006, an implementation rule detailing state obligations to bring the nonattainment areas into attainment with the PM2.5 NAAQS. Indiana and other states will be required to finalize state rulemaking by April 2008 that specify emissions reductions consistent with the final EPA implementation rule to bring the designated areas into attainment by as early as April 2010. Northern Indiana will continue to closely monitor developments in this area.

The EPA is scheduled to issue final regulations in March of 2005, the Clean Air Interstate Rule (CAIR) and the Clean Air Mercury Rule (CAMR), that will require multipollutant (sulfur dioxide (SO2), NOx and mercury) emissions reductions from electric power generating stations. As an alternative to the regulatory approach, the Administration will again pursue multipollutant legislation in 2005, the Clear Skies Act, which would require significant reductions of SO2, NOx and mercury emissions from electric power generating stations, including Northern Indiana’s stations. Both the EPA’s proposed regulations and legislation contain phased-in reductions for these three pollutants under alternative control approaches, including trading programs. Until the legislation passes and/ or the rulemaking is completed by the EPA and implemented by the States, the potential impact on Northern Indiana will be uncertain. Nonetheless, if implemented, these potential reduction requirements could impose substantial costs on affected utilities, including Northern Indiana.

In late 1999 the EPA initiated a New Source Review enforcement action against several industries including the electric utility industry concerning rule interpretations that have been the subject of recent (prospective) reform regulations. Northern Indiana has received and responded to the EPA information requests on this subject, most recently in June 2002. The EPA issued a Notice of Violation (NOV) to Northern Indiana on September 29, 2004, for alleged violations of the Clean Air Act and the SIP. Specifically, the NOV alleges that modifications were made to certain boiler units at the Michigan City, Schahfer, and Bailly Generating Stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana has held meetings with the EPA to discuss the violations alleged in the NOV but is unable, at this time, to predict the timing or likely outcome of this EPA action.

The EPA has issued final Maximum Achievable Control Technology standards for hazardous air pollutants for stationary combustion turbines, industrial boilers and reciprocating internal combustion engines. The final regulations are not expected to have a substantial impact on Northern Indiana.

On April 15, 2004, the EPA proposed amendments to its July 1999 Regional Haze Rule that requires states to set periodic goals for improving visibility in 156 natural areas across the United States by implementing state emission reduction rules. These amendments would apply to the best available retrofit technology (BART) for BART eligible industrial facilities emitting air pollutants that reduce visibility. States must develop implementation rules by January 2008. Resulting rules could require additional reductions of NOx, SO2 and particulate matter from coal-fired boilers including Northern Indiana’s electric generating stations, depending upon the outcome of multipollutant regulations/legislation. Until the state rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

continue to closely monitor developments in this area.

Water. The Great Lakes Water Quality Initiative (GLI) program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana’s three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. All issues in subsequent litigation related to the EPA’s actions have been resolved with the exception of the EPA’s disapproval of the IDEM method for testing whole effluent toxicity. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its operating lakeside stations. Pending issuance of these permits, the costs of complying with these requirements cannot be predicted at this time.

On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the mortality of aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, plants will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems whose compliance is based on any of five options. Specific impacts of the final Phase II rule on the four (4) Northern Indiana generating stations are in the process of being determined at this time.

Remediation. Northern Indiana is a potentially responsible party under the CERCLA and similar state laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, investigations are ongoing and final costs of clean up have not yet been determined. At the second site, Northern Indiana has entered into EPA Administrative Orders on Consent to perform an interim action, in conjunction with the landfill owner/operator, that includes providing a municipal water supply system for approximately 275 homes. Northern Indiana has also agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal.

In addition, Northern Indiana has corrective action liability under the Resource Conservation & Recovery Act (RCRA) for 3 facilities that historically stored hazardous waste. As of December 31, 2004, a reserve of approximately $0.9 million has been recorded to cover probable environmental investigation costs. The ultimate liability in connection with these sites cannot be estimated at this time but could be significant.

In October 2004, Northern Indiana received from the EPA a draft Administrative Order on Consent proceeding under the authority of Section 3008(h) of the Resource Conservation and Recovery Act. According to the draft order, the EPA has allegedly determined that corrective action is necessary at Northern Indiana’s Bailly Generating Station to address documented releases of hazardous wastes or hazardous constituents and to protect human health and the environment. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility with the goal of no unacceptable human exposures to contamination and the stabilization of any contaminated groundwater from the facility. It is anticipated that Northern Indiana and the EPA will enter into a consent order sometime during the first quarter of 2005. A reserve has been established to fund the required investigations and conduct interim measures at the facility. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

E. Operating Leases. Payments made in connection with operating leases are primarily charged to operation and maintenance expense as incurred. Such amounts were $13.3 million in 2004, 2003 and 2002.

Future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year are:

(in millions)

2005	$12.5
2006	12.1
2007	11.6
2008	10.9
2009	9.9
After	34.2

Total	$91.2

F. Purchase Commitments. Northern Indiana has service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2005 to 2014, require Northern Indiana to pay fixed monthly charges. The estimated aggregate amounts of such payments at December 31, 2004, were:

(in millions)

2005	$70.8
2006	34.6
2007	21.9
2008	13.2
2009	9.5
After	32.0

Total	$182.0

14. Accumulated Other Comprehensive Loss

The following table displays the components of Accumulated Other Comprehensive Loss .

Year Ended December 31, (in millions)	2004	2003

Net unrealized gains (losses) on cash flow hedges	$(3.7)	$2.6
Minimum pension liability adjustment	(119.5)	(124.3)

Total Accumulated Other Comprehensive Loss, net of tax	$(123.2)	$(121.7)

15. Segments of Business

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Northern Indiana’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana and engages in electric wholesale and wheeling transactions. At December 31, 2004 and 2003, the Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

The following tables provide information about business segments. Northern Indiana uses operating income as its primary measurement for each of the reported segments. Operating income is derived from revenues and expenses directly associated with each segment.

(in millions)	Gas	Electric	Other	Total

2004
Operating revenues	$960.7	$1,111.2	$—	$2,071.9
Depreciation and amortization	86.4	178.1	—	264.5
Utility operating income before utility income taxes	(14.8)	356.4	(0.2)	341.4
Assets	1,233.5	3,000.3	—	4,233.8
Capital expenditures	$48.0	$154.0	$—	$202.0

2003
Operating revenues	$999.1	$1,092.8	$—	$2,091.9
Depreciation and amortization	84.5	175.1	—	259.6
Utility operating income before utility income taxes	63.5	267.5	—	331.0
Assets	1,213.3	2,994.1	—	4,207.4
Capital expenditures	$46.4	$225.8	$—	$272.2

2002
Operating revenues	$784.8	$1,137.4	$—	$1,922.2
Depreciation and amortization	82.5	172.2	—	254.7
Utility operating income before utility income taxes	86.8	322.3	—	409.1
Assets	1,171.6	2,941.7	—	4,113.3
Capital expenditures	$48.7	$197.8	$—	$246.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

16. Quarterly Financial Data (Unaudited)

Quarterly financial data does not always reveal the trend of Northern Indiana’s business operations due to nonrecurring items and seasonal weather patterns which affect earnings and related components of net revenues and operating income.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter

2004
Operating revenues	$676.4	$417.9	$394.7	$582.9
Operating expenses and taxes	607.3	372.3	344.2	525.2

Operating income	69.1	45.6	50.5	57.7
Other income (deductions)	0.2	0.3	0.5	(2.7)
Interest charges	11.8	10.6	11.6	9.6

Net income	57.5	35.3	39.4	45.4

Dividends requirements on preferred stock	1.1	1.1	1.1	1.1

Balance available for common stock	$56.4	$34.2	$38.3	$44.3

2003
Operating revenues	$761.9	$402.7	$399.2	$528.1
Operating expenses and taxes	685.4	359.2	355.3	473.2

Operating income	76.5	43.5	43.9	54.9
Other income (deductions)	0.2	(0.2)	(0.4)	0.4
Interest charges	14.4	14.7	12.9	14.0

Net income	62.3	28.6	30.6	41.3

Dividends requirements on preferred stock	1.1	1.2	1.1	1.1

Balance available for common stock	$61.2	$27.4	$29.5	$40.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company

Schedule II. Valuation and Qualifying Accounts

Twelve Months Ended December 31, 2004

		Additions		Deductions for
		Charged to	Charged	Purposes for
	Balance	Costs and	to Other	which Reserves	Balance
Description ($ in millions)	Jan. 1, 2004	Expenses	Accounts	were Created	Dec. 31, 2004

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	10.3	8.3	(0.1)	9.9	8.6

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	15.3	3.5	—	4.6	14.2
Restructuring reserves	1.2	—	—	0.7	0.5
Accumulated provision for rate refunds	9.9	6.3	—	12.3	3.9
Unpaid medical claims	2.9	(0.5)	—	—	2.4
Gas air conditioning development funding reserve	0.2	—	(0.2)	—	—

Schedule II. Valuation and Qualifying Accounts

Twelve Months Ended December 31, 2003

		Additions		Deductions for
		Charged to	Charged	Purposes for
	Balance	Costs and	to Other	which Reserves	Balance
Description ($ in millions)	Jan. 1, 2003	Expenses	Accounts	were Created	Dec. 31, 2003

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	8.4	22.5	—	20.6	10.3

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	13.0	4.2	—	1.9	15.3
Restructuring reserves	2.4	(0.2)	—	1.0	1.2
Accumulated provision for rate refunds	0.9	14.4	(0.2)	5.2	9.9
Unpaid medical claims	2.9	—	—	—	2.9
Gas air conditioning development funding reserve	0.2	—	—	—	0.2
Amount owned for purchase gas imbalance	0.4	—	—	0.4	—
Construction project reserve	3.2	—	—	3.2	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Northern Indiana Public Service Company

Schedule II. Valuation and Qualifying Accounts

Twelve Months Ended December 31, 2002

		Additions		Deductions for
		Charged to	Charged	Purposes for
	Balance	Costs and	to Other	which Reserves	Balance
Description ($ in millions)	Jan. 1, 2002	Expenses	Accounts	were Created	Dec. 31, 2002

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	11.9	14.2	—	17.7	8.4

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	15.4	1.1	—	3.5	13.0
Restructuring reserves	9.7	(1.9)	—	5.4	2.4
Accumulated provision for rate refunds	1.4	—	0.5	1.0	0.9
Unpaid medical claims	2.9	—	—	—	2.9
Gas air conditioning development funding reserve	0.2	—	—	—	0.2
Amount owned for purchase gas imbalance	0.4	—	—	—	0.4
Construction project reserve	3.2	—	—	—	3.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Northern Indiana Public Service Company

On May 21, 2002 the Board of Directors of NiSource, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP as the independent public accountants for NiSource and its subsidiaries, Columbia Energy Group and Northern Indiana (collectively, the “Registrants”), and engaged Deloitte & Touche LLP to serve as the Registrants’ independent public accountants for 2002. Information with respect to this matter is included in Northern Indiana’s current report on Form 8-K filed May 21, 2002, which information is incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Northern Indiana’s principal executive officer and its principal financial officer, after evaluating the effectiveness of Northern Indiana’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded based on the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15 that, as of the end of the period covered by this report, Northern Indiana’s disclosure controls and procedures were adequate and effective to ensure that material information relating to Northern Indiana and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There was no change in Northern Indiana’s internal control over financial reporting during the last quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, Northern Indiana’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Northern Indiana Public Service Company

The following is a list of executive officers of Northern Indiana, including their names, ages, years of service with Northern Indiana or affiliate companies and offices held, as of December 31, 2004.

Executive Officers of the Registrant

		Years with
		Northern Indiana
Name	Age	or Affiliate Companies	Office(s) Held in Past 5 Years
Mark T. Maassel	50	27	President of Northern Indiana since October 2003. Vice President, Regulatory and Governmental Policy of NiSource Corporate Services Company from September 2002 to September 2003. Vice President, Regulatory and Governmental Affairs, Energy Distribution at NiSource Corporate Services Company from January 2001 to August 2002. Vice President, NiSource Inc. from May 2000 to November 2000. Vice President, EnergyUSA Retail, Inc. from 1997 to April 1999.

Jerry L. Godwin	61	10	Vice President, Electric Generation and Transmission and Chief
			Operating Officer Northern Indiana since August 2002. Vice
			President and General Manager, Electric Supply, Northern Indiana
			from July 1996 to July 2002.

Jeffrey W. Grossman	53	4	Vice President of Northern Indiana since January 2001. Vice
			President and Controller at NiSource since November 2000.

William M. O’Malley	55	26	Vice President, Finance of Northern Indiana since January 2003.
			Director, Investor Relations at NiSource from January 2001 to
			December 2002. Director, Consolidated Accounting at NiSource
			Corporate Services Company from January 2000 to December 2001. Chief Accountant, Northern Indiana from April 1988 to December 1999.

David J. Vajda	49	27	Vice President and Treasurer of Northern Indiana since January
			2003. Vice President and Treasurer, NiSource, Inc. since January
			2003. Vice President, Finance, Indiana Energy Group of NiSource
			Corporate Services Company from August 2002 to December 2002. Vice President, Finance and Administration, Merchant Energy of NiSource Corporate Services Company from October 2000 to August 2002. Vice President, Finance of Northern Indiana from February 2000 to November 2000. Controller of Northern Indiana from July 1996 to January 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Northern Indiana Public Service Company

		Years with
		Northern Indiana
Name	Age	or Affiliate Companies	Office(s) Held in Past 5 Years
Timothy A. Dehring	46	22	General Manager of Northern Indiana since January 2004. Director, Construction from August 2002 to December 2003. Vice President, Service Delivery from January 2001 to July 2002. Manager, Service Delivery and Resource Planning from February 1997 to December 2000.

Throughout the past five years, each of the executive officers has been continuously active in the business of Northern Indiana or its parent, NiSource except as follows: Jeffrey W. Grossman was Vice President and Controller of Columbia Energy Group from May 1996 to October 2000.

The following chart gives information about current directors of Northern Indiana.

Name, Age and Principal Occupations for past five years
and Present Directorships held	Has been Director Since

Mark T. Maassel, 50	2003
Director and President of Northern Indiana since October 2003. Vice President, Regulatory and Governmental Policy of NiSource Corporate Services Company from September 2002 to September 2003. Vice President, Regulatory and Governmental Affairs, Energy Distribution at NiSource Corporate Services Company from January 2001 to August 2002. Vice President, NiSource Inc. from May 2000 to November 2000. Vice President, EnergyUSA Retail, Inc. from 1997 to April 1999

Jerry L. Godwin, 61	2003
Vice President, Electric Generation and Transmission and Chief Operating Officer of Northern Indiana since August 2002. Vice President and General Manager, Electric Supply, Northern Indiana from July 1996 to July 2002.

Timothy A. Dehring, 46	2004
General Manager of Northern Indiana since January 2004. Director, Construction from August 2002 to December 2003. Vice President, Service Delivery from January 2001 to July 2002. Manager, Service Delivery and Resource Planning from February 1997 to December 2000.

ITEM 11. EXECUTIVE COMPENSATION

Northern Indiana Public Service Company

Summary. The following table summarizes all annual and long-term compensation for services provided to Northern Indiana for the years 2004, 2003, and 2002 awarded to, earned by or paid to executive officers of Northern Indiana whose total annual salary and bonus exceeded $100,000 (the “Named Officers”). The following table does not include information relating to the annual and long-term compensation for executive officers who provide service both to Northern Indiana and to NiSource Inc. (NiSource) and its subsidiaries.

Summary Compensation Table

				Annual		Securities	Long-Term	All Other
				Compen-	Restricted	Under-lying	Incentive	Compen-
Name and Principal		Salary	Bonus	sation	Stock	Options/	Plan Payouts	sation
Position	Year	($)	($)(1)	($)(2)	Award (s)(3)	SARS (#)	($)(4)	($)

Mark T. Maassel	2004	210,000	52,500	—	144,106	9,777	91,859	10,879
President	2003	210,000	60,270	6,472	126,900	10,325	—	8,967
	2002	210,000	49,875	3,023	—	8,562	397,199	7,263

Jerry L. Godwin	2004	270,000	74,150	—	231,581	15,713	107,334	13,179
Vice President, Electric	2003	270,000	77,760	1,141	200,760	16,335	—	11,341
Generation &	2002	233,913	60,000	32,476	—	9,989	448,510	1,404
Transmission

Timothy A. Dehring	2004	150,000	32,900	—	41,186	2,794	—	7,774
General Manager	2003	114,205	17,930	—	—	8,000	—	593
	2002	111,420	18,000	—	—	3,500	—	—

(1)	All bonuses are paid pursuant to the NiSource Annual Incentive Plan.

(2)	The 2002 amount for Mr. Godwin includes imputed income of $15,570 for the purchase of a company automobile and an associated tax allowance of $10,380.

(3)	Represents restricted and contingent stock awarded under the NiSource Time Accelerated Restricted Stock Award Program (“TARSAP”) which began in 2003. The amounts shown are based on the closing sale price of NiSource’s common stock on December 31, 2003, as reported on the New York Stock Exchange Composite Transactions Tape. Vesting of restricted stock under the Long Term Incentive Plan in prior years were performance based and are shown under the Long-Term Incentive Plan Payouts column. See Note 4 below. As of December 31, 2004, the total NiSource shares outstanding under the TARSAP (including those shares held by the Named Officers) was 1,251,844 with an aggregate value of $28,517,006, based on NiSource’s closing market price on such date ($22.78).

(4)	The payouts shown are based on the value, at date of vesting, of restricted shares awarded under NiSource’s Long-Term Incentive Plan which vested during the years shown. Total restricted shares held (assuming 100% vesting) and aggregate market value at December 31, 2004 (based on the closing sale price of the Common Stock on that date as reported on the New York Stock Exchange Composite Transactions Tape for the Named Officers were as follows: Mr. Maassel, 11,496 shares valued at $261,878, Mr. Godwin, 26,235 shares valued at $597,633 and Mr. Dehring, 1,808 shares valued at $41,186. Dividends on the restricted shares are paid to the Named Officers.

(5)	“All Other Compensation” represents NiSource’s contributions to the 401(K) Plan $10,879 for Mr. Maassel, $13,179 for Mr. Godwin and $7,774 for Mr. Dehring.

Option Grants in 2004. The following table sets forth information concerning the grants of options to purchase common stock of NiSource made during 2004 to the Named Officers. No stock appreciation rights were awarded during 2003.

ITEM 11. EXECUTIVE COMPENSATION (continued)

Northern Indiana Public Service Company

Option/SAR Grants In Last Fiscal Year

Individual Grants

	Number of	Percent of Total
	Securities	Options/SARS
	Under-lying	Granted to	Exercise or	Market Price		Grant Date
	Options/SARS	Employees in	Base Price	on Date of	Expiration	Present Value
Name	Granted (#)(1)	Fiscal Year (2)	($/SH)(3)	Grant	Date	($)(4)

Mark T. Maassel	9,777	0.45	21.860	21.860	12/31/2013	35,002
Jerry L. Godwin	15,713	0.72	21.860	21.860	12/31/2013	52,253
Timothy A. Dehring	2,794	0.13	21.860	21.860	12/31/2013	10,003

(1)	All options granted in 2004 are fully exercisable commencing one year from the date of grant. Vesting may be accelerated as a result of certain events relating to a change in control of NiSource. The exercise price may be paid by delivery of already owned shares of common stock and tax withholding obligation related to exercise may be paid by delivery of already owned shares of common stock or by reducing the number of shares of common stock received on exercise, subject to certain conditions.

(2)	Based on an aggregate of 2,168,200 options granted to all NiSource employees in 2004.

(3)	The options were granted on January 1, 2004 at the average of high and low sale prices of NiSource common stock on December 31, 2003 as reported on the New York Stock Exchange Composite Transactions Tape.

(4)	Grant date present value is determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model for the January 1, 2004 grants (expiring December 31, 2013) were as follows: expected volatility — 30% (estimated stock price volatility for the term of the grant); risk-free rate of return — 4.15% (the rate for a ten-year U.S. treasury); discount for risk of forfeiture — 10%; estimated annual dividend - $0.92; expected option term — ten years; and vesting — 100% one year after date of grant. No assumption was made relating to non-transferability. Actual gains, if any, on option exercises and common shares are dependent on the future performance of the common stock and overall market condition. The amounts reflected in this table may not be achieved.

Option Exercises in 2004. The following table sets forth certain information concerning the exercise of options or stock appreciation rights during 2004 by each of the Named Officers and the number and value of unexercised options and stock appreciation rights at December 31, 2004.

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options/SARS at		Options/SARS at
	Shares Acquired	Value	Fiscal Year-End (#)		Fiscal Year-End ($)(1)
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Mark T. Maassel	—	—	69,962	9,777	120,994	7,968
Jerry L. Godwin	—	—	86,579	15,713	179,607	12,806
Timothy A. Dehring	—	—	48,500	2,794	64,681	2,277

(1)	Represents the difference between the option exercise price and $22.675, the average of high and low sale prices of the common shares on December 31, 2004, as reported on the New York Stock Exchange Composite Transactions Tape.

ITEM 11. EXECUTIVE COMPENSATION (continued)

Northern Indiana Public Service Company

Long-Term Incentive Plan Awards in 2004. The following table sets forth information concerning the shares of NiSource restricted stock and shares of contingent stock awarded pursuant to the Long-Term Incentive Plan during 2004 to each of the Named Officers.

	Number	Performance
	of Shares,	or Other
	Units or	Period Until	Estimated Future Payouts Under
	Other	Maturation	Non-Stock Price-Base Plans
Name	Rights (#)	or Payout	Threshold (#)	Target (#) Maximum(#)

Mark T, Maassel (2)	6,326	3/6 years	105,011	105,011	105,011
Jerry L. Godwin (2)	10,166	3/6 years	168,755	168,755	168,755
Timothy A. Dehring (1)	1,808	3/6 years	30,012	30,012	30,012

(1)	The awards for Mr. Dehring reflected above consist of grants of restricted stock under the Long Term Incentive Plan which were made on January 1, 2004, pursuant to NiSource’s TARSAP. Restrictions with respect to the awards will lapse on December 31, 2009; however, if at the end of the three year performance cycle (that began on January 1, 2004 and will end on December 31, 2006) NiSource meets both a peer group target (a 60% percentile for relative total stockholder return ranking) and an absolute target (a 12% annualized compound total stockholder return), the restrictions with respect to the awards will lapse on December 31, 2006. Upon the death or disability of the grantee, the grantee will receive a partial distribution of the restricted stock awarded on a pro rata basis based on a quarterly distribution schedule contained in the restricted stock agreement between NiSource and each grantee with respect to each grant.

(2)	The award for Messrs. Godwin and Maassel reflected above consist of grants of contingent stock under the Long Term Incentive Plan which were made on January 1, 2004, pursuant to NiSource’s TARSAP. Restrictions with respect to the awards will lapse on December 31, 2009; however, if at the end of the three year performance cycle (that began on January 1, 2004 and will end on December 31, 2006) NiSource meets both a peer group target (a 60% percentile for relative total stockholder return ranking) and an absolute target (a 12% annualized compound total stockholder return), the restrictions with respect to the awards will lapse on December 31, 2006. If both of the targets are not met, restrictions with respect to the award will not lapse at the end of a three year performance cycle but will lapse on the sixth anniversary of the date of grant of the award. Upon (i) the death or disability of the grantee or (ii) the voluntarily or involuntarily termination without cause, upon the grantee having attained age 55 and completed 10 years of service with NiSource or its affiliates, the grantee will receive a partial distribution of the contingent stock awarded on a pro rata basis based on a quarterly distribution schedule contained in the contingent stock agreement between NiSource and each grantee with respect to each grant.

Pension Plan and Supplemental Executive Retirement Plan

The following table shows estimated annual benefits, giving effect to NiSource’s Pension Plan and Supplemental Executive Retirement Plan, payable upon retirement to persons in the specified remuneration and years-of-service classifications. The NiSource Supplemental Executive Retirement Plan applies to all of the Named Officers (other than Mr. Dehring) and the other employees who are selected by the NiSource board of directors to participate in the plan. The estimated annual benefits for Mr. Dehring, therefore, will be less then the amounts shown below.

ITEM 11. EXECUTIVE COMPENSATION (continued)

Northern Indiana Public Service Company

PENSION PLAN TABLE

	Years of Service
Remuneration	15	20	25	30	35
200,000	73,944	98,592	103,592	108,592	108,592
250,000	96,444	128,592	134,842	141,092	141,092
300,000	118,944	158,592	166,092	173,592	173,592
350,000	141,444	188,592	197,342	206,092	206,092
400,000	163,944	218,592	228,592	238,592	238,592

The credited years of service for each of the Named Officers (other than Mr. Dehring), pursuant to the Pension Plan and Supplemental Executive Retirement Plan, are as follows: Mark Maassel – 27 years; Jerry Godwin – 10 years; and Timothy Dehring – 22 years. Mr. Godwin has an agreement with NiSource that will entitle him, under certain circumstances, to an additional five years of credited service under the Pension Plan and Supplemental Executive Retirement Plan in early 2005.

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

The pension plan was amended and restated effective July 1, 2002 to add a “cash balance feature.” Participants in the plan as of December 31, 2002 were entitled to elect to remain in the “final average pay feature” of the plan or to begin participating in the new cash balance feature. Participants hired on and after January 1, 2002 automatically participate in the cash balance feature. A participant in the cash balance feature will have a benefit consisting of his or her opening account balance (his or her accrued benefit under the final average pay feature of the plan as of December 31, 2002, if any) plus annual pay and interest credits to his or her cash balance account. Pay credits equal a percentage of compensation based on the participant’s combined age and service. Interest is credited to his or her account based on the interest rate on 30-year treasury securities, as determined by the Internal Revenue Service, for the September immediately preceding the first day of each year, but not less than 4%. Upon retirement, termination of employment or death, the participant or his or her beneficiary will receive a benefit that is the equivalent of his or her cash balance account balance. Participants and beneficiaries are entitled to elect to receive payment of this benefit pursuant to various alternatives including a lump sum option.

Pension benefits are determined separately under the final average pay portion of the plan for each participant. The formula for a monthly payment for retirement at age 65 is 1.7% of average monthly compensation multiplied by years of service (to a maximum of 30 years) plus 0.6% of average monthly compensation multiplied by years of service over 30. Average monthly compensation is the average for the 60 consecutive highest-paid months in the employee’s last 120 months of service. Covered compensation is defined as wages reported as W-2 earnings (up to a limit set forth in the Internal Revenue Code and adjusted periodically) plus any salary reduction contributions made under NiSource’s 401(k) plan, minus any portion of a bonus in excess of 50% of base pay and any amounts paid for unused vacation time and vacation days carried forward from prior years. The benefits listed in the Pension Plan table are not subject to any deduction for Social Security or other offset amounts.

For each officer and employee who first participated in the Supplemental Executive Retirement Plan prior to January 23, 2004, the Supplemental Executive Retirement Plan provides a retirement benefit at age 65 of the greater of (i) 60% of five-year average pay (prorated for less than 20 years of service) and an additional 0.5% of 5-year average pay per year for participants with between 20 and 30 years of service, less Primary Social Security Benefits or (ii) the benefit formula under the NiSource Pension Plan. In either case, the benefit is reduced by the actual pension payable from the NiSource Pension Plan. In addition, the Supplemental Executive Retirement Plan provides certain early retirement and disability benefits and pre-retirement death benefits for the spouse of a participant.

ITEM 11. EXECUTIVE COMPENSATION (continued)

Northern Indiana Public Service Company

For each officer and employee who first participates in the Supplemental Retirement Plan on and after January 23, 2004, the Supplemental Executive Retirement Plan provides a credit into a notional account as of the last day of each year beginning on or after January 1, 2004 equal to five percent of the officer or employee’s compensation. Interest will be credited to the account until distribution upon termination of employment after five or more years of service with NiSource and its affiliates. In addition, the Officer Nomination and Compensation Committee, subject to approval of the Board of NiSource, may authorize supplemental credits to an officer or employee’s account in such amounts and at such times, and subject to such specific terms and provisions, as authorized by the Committee. Benefits from the Supplemental Executive Retirement Plan are to be paid from the general assets of NiSource.

Effective January 1, 2004, NiSource assumed sponsorship of the Pension Restoration Plan for Columbia Energy Group, renamed the plan the “Pension Restoration Plan for NiSource and Affiliates,” and broadened the plan to include all employees of NiSource and its affiliates whose benefits under the applicable tax-qualified pension plan are limited by sections 415 and 401(a)(17) of the Internal Revenue Code.

Effective January 1, 2004, NiSource assumed sponsorship of the Savings Restoration Plan for Columbia Energy Group, renamed the plan the “Savings Restoration Plan for NiSource and Affiliates,” and broadened the plan to include all employees of NiSource and its affiliates. The revised Savings Restoration Plan provides for a supplemental benefit equal to the difference between (i) the benefit an employee would have received under the NiSource Retirement Savings Plan had such benefit not been limited by sections 415 and 401(a)(17) of the Internal Revenue Code and reduced by his deferrals into NiSource’s Executive Deferred Compensation Plan, minus (ii) the actual benefit he received under the Savings Plan.

NiSource Change in Control and Termination Agreements

The board of directors of NiSource has authorized Change in Control and Termination Agreements with Messrs. Maassel and Godwin. NiSource believes that these agreements and related shareholder rights protections are in the best interests of the shareholders, to insure that in the event of extraordinary events, totally independent judgment is enhanced to maximize shareholder value. The agreements can be terminated on three years’ notice and provide for the payment of specified benefits if the executive terminates employment for good reason or is terminated by NiSource for any reason other than good cause within 24 months following certain changes in control. Each of these agreements also provides for payment of these benefits if the executive voluntarily terminates employment during a specified one-month period within 24 months following a change in control. No amounts will be payable under the agreements if the executive’s employment is terminated by NiSource for good cause (as defined in the agreements).

The agreements provide for the payment of three times the executive’s current annual base salary and target incentive bonus compensation. The executive will also receive a pro rata portion of the executive’s targeted incentive bonus for the year of termination. The executive would also receive benefits from NiSource that would otherwise be earned during the three-year period following the executive’s termination under NiSource’s Supplemental Executive Retirement Plan and qualified retirement plans. All stock options held by the executive would become immediately exercisable upon the date of termination of employment, and the restrictions would lapse on all restricted shares awarded to the executive. NiSource will increase the payment made to the executive as necessary to compensate the executive for any parachute penalty tax imposed on the payment of the amounts under the contracts.

During the three-year period following the executive’s termination, the executive and his or her spouse will continue to be covered by applicable health or welfare plans of NiSource. If the executive dies during the three-year period following the executive’s termination, all amounts payable to the executive will be paid to a named beneficiary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Northern Indiana Public Service Company

Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services Company, a wholly-owned subsidiary of NiSource.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents the aggregate fees for professional services rendered to Northern Indiana Public Service Company’s (Northern Indiana) corporate parent NiSource Inc. (NiSource) by Deloitte & Touche LLP (Deloitte), NiSource’s current independent registered public accounting firm, for the audit of NiSource’s and Northern Indiana’s annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by Deloitte during those periods.

Year Ended December 31, (in thousands)	2004	2003
	Deloitte & Touche LLP	Deloitte & Touche LLP

Audit Fees (1)	$4,431.6	$3,385.1
Audit-Related Fees (2)	407.5	991.7
Tax Fees (3)	121.3	110.7
All Other Fees (4)	—	23.5

Total accounting fees and services:	$4,960.4	$4,511.0

(1) Audit Fees — These are fees for professional services performed by Deloitte for the audit of NiSource’s and Northern Indiana’s annual financial statements and review of financial statements included in NiSource’s and Northern Indiana’s 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees — These are fees for the assurance and related services performed by Deloitte that are reasonably related to the performance of the audit or review of NiSource’s and Northern Indiana’s financial statements.

(3) Tax Fees — These are fees for professional services performed by Deloitte with respect to tax compliance, tax advice and tax planning.

(4) All Other Fees — These are fees for permissible work performed by Deloitte that does not meet the above categories. Other fees for 2003 are for Sarbanes-Oxley training.

Pre-Approval Policies and Procedures. During fiscal year 2004, the Audit Committee of NiSource approved all audit, audit related and non-audit services provided to NiSource or Northern Indiana by Deloitte prior to management engaging the auditor for those purposes. The Audit Committee’s current practice is to consider for pre-approval annually all audit, audit related and non-audit services proposed to be provided by our independent auditors for the fiscal year. Additional fees for other proposed audit-related or non-audit services which have been properly presented to the Pre-Approval Subcommittee of the Audit Committee (consisting of Ian M. Rolland) by the Vice President and Controller of NiSource (not within the scope of the approved audit engagement) may be considered and, if appropriate, approved by the Pre-Approval Subcommittee of the Audit Committee. In no event, however, will (i) any non-audit related service be presented or approved that would result in the independent registered public accounting firm no longer being considered independent under the applicable Securities and Exchange Commission rules or (ii) any service be presented or approved by the Pre-Approval Subcommittee the fees for which are estimated to exceed $100,000. In making its recommendation to appoint Deloitte & Touche LLP as NiSource and its subsidiaries independent registered public accounting firm, the Audit Committee of NiSource has considered whether the provision of the non-audit services rendered by Deloitte & Touche LLP is compatible with maintaining that firm’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Northern Indiana Public Service Company

(Registrant)

Date March 9, 2005	By:	/s/	MARK T. MAASSEL

Mark T. Maassel
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	MARK T. MAASSEL	President and Director	March 9, 2005

Mark T. Maassel		(Principal Executive Officer)

/s/	JEFFREY W. GROSSMAN	Vice President	March 9, 2005

Jeffrey W. Grossman		(Principal Accounting Officer)

/s/	WILLIAM M. O’MALLEY	Vice President, Finance	March 9, 2005

William M. O’Malley		(Principal Financial Officer)

/s/	JERRY L. GODWIN	Vice President, Electric Generation	March 9, 2005

Jerry L. Godwin		and Transmission, and Chief
Operating Officer and Director

/s/	TIMOTHY A. DEHRING	General Manager and Director	March 9, 2005

Timothy A. Dehring

ITEM 15. EXHIBIT INDEX (CONTINUED)

Northern Indiana Public Service Company

Exhibit
Number	Description of Item
(3.1)	Articles of Incorporation of Northern Indiana Public Service Company (Northern Indiana) as amended through November 9, 2000 (incorporated by reference to Exhibit 3.1 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 2003).

(3.2)	By-laws of Northern Indiana as amended through October 6, 2003 (incorporated by reference to Exhibit 3.2 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 2003).

(4.1)	Indenture, dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to Northern Indiana Registration Statement (Registration No. 33-44193)).

(4.2)	First Supplemental Indenture, dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Northern Indiana Registration Statement (Registration No. 33-63870)).

(4.3)	Financing Agreement No. 1 dated November 1, 1988 with Jasper County, Indiana regarding $37,000,000 Series 1988A Pollution Control Refunding Revenue Bonds. Identical financing agreements between Registrant and Jasper County provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C and $24,000,000 Series 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to Northern Indiana Current Report on Form 8-K dated March 16, 1989).

(4.4)	Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.16 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 1994).

(10.2)	Service Agreement dated January 1, 2001, between NiSource Corporate Services Company and Northern Indiana (incorporated by reference to Exhibit 10.2 to the Northern Indiana Annual Report on Form 10-K for the period ended December 31, 2000).

(10.2)	Receivables Purchase Agreement, dated as of December 30, 2003 among NIPSCO Receivables Corporation, Seller; CAFCO, LLC, Conduit Purchaser; Citibank, N.A., and Danske Bank A/S, Cayman Islands Branch, Bank Purchasers; Citicorp North America, Inc., Agent; and Northern Indiana, Servicer (incorporated by reference to Exhibit 10.3 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 2003).

(10.3)	Receivables Sale Agreement, dated as of December 30, 2003, between Northern Indiana, Seller, and NIPSCO Receivables Corporation, Purchaser (incorporated by reference to Exhibit 10.4 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 2003).

(10.4)	Financing Agreement dated as of December 1, 2003 between Jasper County, Indiana and Northern Indiana (incorporated by reference to Exhibit 10.5 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 2003).

(10.5)	Insurance Agreement, dated as of December 18, 2003, by and between AMBAC Assurance Corporation and Northern Indiana (incorporated by reference to Exhibit 10.6 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 2003).

(21)	List of Subsidiaries. *

ITEM 15. EXHIBIT INDEX (CONTINUED)

Northern Indiana Public Service Company

Exhibit
Number	Description of Item
(31.1)	Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of William M. O’Malley, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of William M. O’Malley, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

*	Exhibit filed herewith.