Form 10-Q
period 2005-03-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2005-05-09
CIK 72843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-4125

NORTHERN INDIANA PUBLIC SERVICE COMPANY

(Exact name of registrant as specified in its charter)

Indiana	35-0552990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 East 86th Avenue Merrillville, Indiana	46410

(Address of principal executive offices)	(Zip Code)

(877) 647-5990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Series A Cumulative Preferred – No Par Value 4-1/4% Cumulative Preferred – $100 Par Value	New York American

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2005, 73,282,258 shares of the registrant’s Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2005

DEFINED TERMS

The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates

Columbia	Columbia Energy Group
NiSource	NiSource Inc.
NiSource Corporate	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
NRC	NIPSCO Receivables Corporation
TPC	EnergyUSA-TPC Corp.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations

ARP	Alternative Regulatory Plan
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
ITC	Independent Transmission Company (Grid America)
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
MMI	Midwest Market Initiative
MOU	Memorandum of Understanding
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PPS	Price Protection Services
QPAI	Qualified production activities income
RFP	Request for proposals
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended

DEFINED TERMS (continued)

SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SIP	State Implementation Plan
SO2	Sulfur dioxide

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Northern Indiana Public Service Company

Statements of Consolidated Income (unaudited)

Three Months Ended March 31, (in millions)	2005	2004

Operating Revenues
Gas	$432.7	$414.4
Gas-affiliated	1.0	1.1
Electric	281.5	255.7
Electric-affiliated	0.9	5.2

Gross Operating Revenues	716.1	676.4

Cost of Energy
Gas costs	321.7	302.5
Gas costs-affiliated	0.6	—
Fuel for electric generation	57.7	54.4
Fuel for electric generation-affiliated	1.3	1.3
Power purchased	35.9	18.6
Power purchased-affiliated	0.8	7.1

Cost of sales	418.0	383.9

Total Net Revenues	298.1	292.5

Operating Expenses
Operation and maintenance	91.8	91.8
Depreciation and amortization	67.5	65.5
Other taxes	25.0	26.7

Total Operating Expenses	184.3	184.0

Operating Income	113.8	108.5

Other Income (Deductions)
Interest on long-term debt	(6.8)	(8.0)
Other interest	(0.6)	(0.7)
Other interest-affiliated	(1.9)	(2.1)
Amortization of premium, reacquisition premium, discount and expense on debt, net	(0.9)	(1.0)
Other, net	(1.9)	0.1

Total Other Income (Deductions)	(12.1)	(11.7)

Income before Income Taxes	101.7	96.8
Income Taxes	41.4	39.3

Net Income	60.3	57.5

Dividend requirements on preferred stocks	1.0	1.1

Balance available for common shares	$59.3	$56.4

Common dividends declared	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company

Consolidated Balance Sheets

	March 31,	December 31,
(in millions)	2005	2004
	(unaudited)
ASSETS
Utility Plant, at original cost
Electric	$4,855.2	$4,839.0
Gas	1,530.5	1,523.4
Common	371.0	366.4

Total Utility Plant	6,756.7	6,728.8

Less - Accumulated provision for depreciation and amortization	3,246.4	3,199.7

Net Utility Plant	3,510.3	3,529.1

Other Property and Investments	2.3	2.3

Current Assets:
Cash and cash equivalents	9.9	0.5
Restricted cash	0.7	22.4
Accounts receivable (less reserve of $9.8 and $7.6, respectively)	32.3	74.9
Unbilled revenue (less reserve of $1.0 and $1.0, respectively)	127.0	123.9
Underrecovered fuel costs	11.6	7.1
Materials and supplies, at average cost	47.8	47.7
Electric production fuel, at average cost	31.2	29.2
Natural gas in storage, at last-in, first-out cost	13.7	106.6
Price risk management assets	7.1	0.2
Regulatory assets	27.5	29.8
Prepayments and other	37.1	38.4

Total Current Assets	345.9	480.7

Other Assets:
Regulatory assets	178.5	183.7
Intangible assets	31.1	31.1
Deferred charges and other	8.0	6.9

Total Other Assets	217.6	221.7

Total Assets	$4,076.1	$4,233.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company
Consolidated Balance Sheets (continued)

	March 31,	December 31,
(in millions, except shares outstanding)	2005	2004
	(unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity
Common stock - without par value - 73,282,258 shares outstanding	$859.5	$859.5
Additional paid - in capital	63.0	63.0
Retained earnings	416.2	356.9
Other comprehensive income	(118.4)	(123.2)

Total common shareholder’s equity	1,220.3	1,156.2
Preferred Stocks - Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	497.9	497.9

Total Capitalization	1,799.3	1,735.2

Current Liabilities
Current portion of long-term debt	73.3	73.3
Short term borrowings-affiliated	213.6	494.9
Accounts payable	137.5	171.3
Accounts payable-affiliated	13.7	14.7
Dividends declared on preferred stocks	1.1	1.0
Customer deposits	58.0	56.4
Taxes accrued	137.0	55.8
Interest accrued	7.0	6.9
Overrecovered gas costs	25.3	13.0
Accrued employment costs	19.4	23.7
Price risk management liabilities	0.1	13.5
Regulatory liabilities	3.3	—
Accrued liability for postretirement and pension benefits	22.0	23.0
Other accruals	61.4	59.2

Total Current Liabilities	772.7	1,006.7

Other Liabilities and Deferred Credits
Deferred income taxes	447.8	455.8
Deferred investment tax credits	48.4	50.2
Deferred credits	18.9	19.3
Accrued liability for postretirement and pension benefits	245.2	239.6
Preferred stock liabilities with mandatory redemption provisions	0.7	0.6
Regulatory liabilities and other removal costs	723.0	706.6
Other noncurrent liabilities	20.1	19.8

Total Other	1,504.1	1,491.9

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$4,076.1	$4,233.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company

Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2005	2004

Operating Activities
Net Income	$60.3	$57.5
Adjustments to reconcile net income to net cash:
Depreciation and amortization	67.5	65.5
Net changes in price risk management activities	(16.3)	0.8
Deferred income taxes and investment tax credits	(14.0)	(31.1)
Amortization of unearned compensation	0.1	—
Amortization of discount/premium on debt	0.9	0.9
Other	(0.1)	(0.4)
Changes in assets and liabilities:
Restricted cash	21.7	0.9
Accounts receivable and unbilled revenue	39.5	49.1
Inventories	114.6	107.2
Accounts payable	(28.7)	(51.7)
Customer deposits	1.6	1.8
Taxes accrued	82.6	90.0
Interest accrued	0.1	0.7
(Under) Overrecovered gas and fuel costs	7.8	8.6
Prepayments and other current assets	4.2	(1.8)
Regulatory assets/liabilities	15.5	3.8
Postretirement and postemployment benefits	4.6	8.1
Deferred credits	0.8	0.7
Other accruals	(26.0)	(21.0)
Deferred charges and other noncurrent assets	(1.1)	1.1
Other noncurrent liabilities	(3.7)	(1.6)

Net Cash Flows from Operating Activities	331.9	289.1

Investing Activities
Capital expenditures	(40.0)	(56.2)

Net Cash Flows used for Investing Activities	(40.0)	(56.2)

Financing Activities
Retirement of long-term debt	—	(111.1)
Change in short-term debt	(281.4)	(112.7)
Dividends paid - preferred shares	(1.1)	(1.1)

Net Cash Flows used for Financing Activities	(282.5)	(224.9)

Increase in cash and cash equivalents	9.4	8.0
Cash and cash equivalents at beginning of period	0.5	0.3

Cash and cash equivalents at end of period	$9.9	$8.3

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	9.2	10.5
Interest capitalized	0.1	0.4
Cash refunded for income taxes	(5.0)	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company

Statements of Consolidated Comprehensive Income (unaudited)

Three Months Ended March 31, (in millions)	2005	2004

Net Income	$60.3	$57.5
Other comprehensive loss, net of tax
Net unrealized gains (losses) on cash flow hedges	4.8	(1.2)

Total Comprehensive Income	$65.1	$56.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company

Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Accounting Presentation

Northern Indiana is a wholly-owned subsidiary of NiSource. NiSource is an energy holding company that provides natural gas, electricity and other products and services to approximately 3.8 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is a Delaware corporation and a registered holding company under the Public Utility Holding Company Act of 1935, as amended.

The accompanying unaudited consolidated financial statements for Northern Indiana reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Northern Indiana’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2.	Recent Accounting Pronouncements

FASB Interpretation No. 47 – Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005, and early adoption is encouraged. Northern Indiana is currently reviewing the legal obligations surrounding future retirement of tangible long-lived assets with regards to this interpretation.

SFAS No. 123 (revised 2004) – Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. Northern Indiana plans to adopt this standard on January 1, 2006, using a modified version of the prospective application for NiSource share-based awards issued to employees of Northern Indiana.

3.	Restructuring Activities

Since 2000, NiSource has implemented restructuring initiatives to streamline its operations and realize efficiencies from the acquisition of Columbia. The restructuring activities were primarily associated with reductions in headcount.

In connection with these restructuring initiatives, a total of approximately 170 management, professional, administrative and technical positions have been identified for elimination at Northern Indiana. As of March 31, 2005, 162 employees were terminated, of whom none were terminated during the first quarter 2005. As of March 31, 2005 and December 31, 2004, the Consolidated Balance Sheets reflected liabilities of $0.4 million and $0.5 million related to the restructuring initiatives, respectively. For the first quarter of 2005, no payments were made in association with the restructuring initiatives. Additionally, during the first quarter of 2005, the liability associated with the restructuring initiatives was reduced by $0.1 million due to a reduction in estimated expenses related to previous restructuring initiatives. The reduction in the estimated liability was reflected in “Operation and Maintenance” expense.

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)

4.	Regulatory Matters

Gas Distribution Operations Related Matters

Northern Indiana continues to offer a Choice Program where customers can choose to purchase gas from a third party supplier, through a regulatory initiative. Through the month of March 2005, approximately 59 thousand of Northern Indiana’s residential and small commercial customers selected an alternate supplier.

Northern Indiana’s gas costs are recovered under a flexible GCA mechanism approved by the IURC in 1999. Under the approved procedure, a demand component of the fuel adjustment factor is determined annually effective November 1 of each year, after hearings and IURC approval. The commodity component of the adjustment factor is determined by monthly filings, which do not require IURC approval but are reviewed by the IURC during the annual hearing that takes place regarding the demand component filing. Northern Indiana’s GCA factor also includes a GCIM which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana’s GCA5 annual demand cost recovery filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. Among the settlement agreement’s provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval, which occurred on August 18, 2004. An additional provision of the agreement extended the current ARP, including Northern Indiana’s GCIM, from the current expiration date of December 31, 2004 to March 31, 2005. This date has been further extended through March 31, 2006, as discussed below.

Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the second quarter of 2005.

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Settlement Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathers the terms of existing contracts that marketers have with Choice customers and establishes a scope for negotiations that parties will follow when convening within the next several months to establish a long-term resolution of ARP. Parties have been meeting since early January to establish the future terms of ARP, to be effective post March 31, 2006. The filing of an agreement or petition is expected in the second quarter of 2005.

Electric Operations Related Matters

During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $14.4 million and $13.1 million were recognized for electric customers for the first quarter of 2005 and 2004, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC will cease operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO’s FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)

operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $3.1 million annually.

The MISO has launched the MMI, implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the Real-Time Market on April 1, 2005. Northern Indiana is actively participating in the MMI. Management is assessing the impact of MMI, and, based on the first month of market operation, expects a financial impact of $3.5 to $4.0 million annually in operating expenses for MMI administrative costs. These are in addition to the MISO Schedule 10 administrative costs for which Northern Indiana was denied deferral treatment in 2004. MMI energy costs are being accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI, and are recovered through the FAC, pending approval by the IURC of MISO Day 2 costs. The detailed MMI tariff manages system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that hedge against congestion costs occurring in the day-ahead market. Northern Indiana has not yet been a participant in the auction market for FTRs, but has been allocated, at zero cost, a number of FTRs for use through the summer season. The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real time resource dispatch for resources under its control on a five-minute basis.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. Northern Indiana is in discussions with the OUCC on a new basis for establishing the cap. An agreement is anticipated to be filed with the IURC in the second quarter of 2005, and Northern Indiana anticipates that approval will also be received from the IURC in the second quarter of 2005. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the industrial customers’ challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Mitchell Station returns to service.

In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the demolition and environmental cleanup cost associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for these costs.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)

charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1st and 2nd of 2004. An IURC order is expected in the second quarter of 2005.

On March 31, 2005, Northern Indiana and the OUCC filed an MOU with the IURC that could result in settlements of the City of Gary petition and Purchased Power and Transmission Tracker petition. The settlement agreement that is contemplated by the MOU would provide, among other things, for the recovery of Northern Indiana’s costs for intermediate dispatchable power purchased from TPC and would require Northern Indiana to file a base rate case in 2007. The MOU provides that a settlement is contingent upon: 1) acceptable results of a third party evaluation study to be performed by an independent consultant relating to the use of Whiting Clean Energy and the Mitchell Station to meet the control performance standards required by the National Electric Reliability Council and 2) affirmative consent to the other terms of the MOU by Northern Indiana’s large industrial electric customers. The scope of the proposed settlement does not include MISO costs. The ability to recover or defer MISO costs will be determined in another proceeding before the IURC, filed by several of the investor-owned electric utilities in Indiana (see the following paragraph). Northern Indiana expects that it will be able to file a settlement with the OUCC, based upon the outcome of the independent consultant’s study, with the IURC in the second quarter of 2005, and that it would be approved in the third quarter of 2005. Northern Indiana has also filed a separate petition with the IURC in which it, TPC and Whiting Clean Energy, have requested expedited approval for the sale of intermediate dispatchable power this summer from Whiting Clean Energy through TPC to Northern Indiana.

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

On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement IDEM’s nitrogen oxide State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $6.3 million for the three months ended March 31, 2005, and $30.3 million from inception to date, while EERM revenues were $0.4 million for the first quarter of 2005. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004.

On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While not concluding that Northern Indiana’s service was not reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter have both filed motions requesting the IURC to reconsider its order.

5.	Risk Management Activities

Northern Indiana uses commodity-based derivative financial instruments to manage certain risks in its business. Northern Indiana accounts for its derivatives under SFAS No. 133.

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)

Hedging Activities. The activity for the first quarter 2005 and 2004 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

Three Months Ended March 31, (in millions, net of tax)	2005	2004

Unrealized gains (losses) on derivatives qualifying as cash flow hedges at the beginning of the period	$(3.7)	$2.6

Unrealized hedging gains arising during the period on derivatives qualifying as cash flow hedges	1.7	0.6

Reclassification adjustment for net loss (gain) included in net income	3.1	(1.8)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$1.1	$1.4

Unrealized gains and losses on Northern Indiana’s hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $2.1 million and zero at March 31, 2005 and December 31, 2004, respectively, all of which were included in “Current Assets.” Price risk management liabilities were $0.1 million and $6.2 million at March 31, 2005 and December 31, 2004, respectively, all of which were included in “Current Liabilities.”

During the first quarter of 2005 and 2004, a loss of $0.1 million and a gain of $0.1 million, net of tax respectively, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the first quarter of 2005 and 2004, Northern Indiana reclassified no amounts from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $1.1 million, net of tax.

Commodity Price Risk Programs. Northern Indiana uses NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $5.0 million and $0.2 million of price risk management assets associated with these programs at March 31, 2005 and December 31, 2004, respectively. In addition, the Consolidated Balance Sheets reflected zero and $7.4 million of price risk management liabilities associated with these programs at March 31, 2005 and December 31, 2004, respectively.

Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges.

Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases fixed priced gas as well as options to call on additional volumes that match the anticipated delivery needs of the program and currently uses NYMEX futures and options contracts for these hedge transactions. These derivatives are presently designated as cash flow hedges. The Consolidated Balance Sheets reflected $2.1 million and zero of price risk management assets and $0.1 million and $6.2 million of

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)

price risk management liabilities at March 31, 2005 and December 31, 2004, respectively, associated with the PPS and the DependaBill programs.

For regulatory incentive purposes, Northern Indiana enters into purchase contracts at first of the month prices that give counterparties the daily option to either sell an additional package of gas at first of the month prices or recall the original volume to be delivered. Northern Indiana charges a fee for this option. The changes in the fair value of these options are primarily due to the changing expectations of the future intra-month volatility of gas prices. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. However, in accordance with SFAS No. 71, Northern Indiana records the related gains and losses associated with these transactions as a regulatory asset or liability.

6.	Pension and Other Postretirement Benefits

Northern Indiana participates in the NiSource pension and other postretirement benefit plans. NiSource uses September 30 as its measurement date for its pension and other postretirement benefit plans. Northern Indiana recognized $3.5 million and $4.0 million in allocated pension expenses, and $6.9 million and $7.0 million in other benefit expenses for the first quarter of 2005 and the first quarter of 2004, respectively.

Northern Indiana does not expect to make contributions to the pension plan in 2005. However, Northern Indiana expects to contribute $19.3 million to the other postretirement medical and life plans in 2005.

The following disclosures are for the NiSource pension and other postretirement benefit plans, which include Northern Indiana and NiSource Corporate employees. The following table provides the components of the plans’ net periodic benefits cost for first quarter of 2005 as compared to the first quarter of 2004:

	Pension Benefits		Other Benefits
Three months ended March 31, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$4.5	$4.3	$1.0	$1.0
Interest cost	17.9	17.6	4.3	4.0
Expected return on assets	(22.7)	(21.8)	—	(0.1)
Amortization of transitional obligation	—	—	2.1	2.6
Amortization of prior service cost	2.1	1.9	—	—
Recognized actuarial loss	3.6	3.8	—	—

Net Periodic Benefits Cost	$5.4	$5.8	$7.4	$7.5

7.	Other Commitments and Contingencies

A. Service Agreements. Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and has estimated current annual charges approximating $17.6 million. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.

B. Other Legal Proceedings. In the normal course of its business, Northern Indiana has been named as a defendant in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on Northern Indiana’s consolidated financial position.

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)

C. Environmental Matters.

General. The operations of Northern Indiana are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.

As of March 31, 2005, a reserve of approximately $14.1 million has been recorded to cover probable corrective actions at sites where Northern Indiana has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required will not have a material effect on its financial position or results of operations.

Gas Distribution. There were no new environmental matters relating to Gas Distribution Operations during the first quarter of 2005.

Electric Operations.

Air. On June 28 and 29, 2004, the EPA responded to the states’ initial recommendations for the EPA designation of areas meeting and not meeting the NAAQS for fine particles. (Fine particles are those less than or equal to 2.5 micrometers in diameter and are also referred to as PM2.5.) The EPA’s PM2.5 nonattainment designations were announced on December 17, 2004, and published in the Federal Register on January 5, 2005. The designations become effective on April 5, 2005. Indiana has disputed some of the June 2004, EPA designation recommendations and submitted final 2004 monitoring data on February 17, 2005, for EPA re-evaluation of the disputed areas. On March 7, 2005, the Indiana Attorney General filed a legal action on behalf of the IDEM asking that all but three areas (none of these three areas are in Northern Indiana’s service territory) be removed from the EPA’s nonattainment list. The EPA is expected to finalize by early 2006, an implementation rule detailing state obligations to bring the nonattainment areas into attainment with the PM2.5 NAAQS. Indiana and other states will be required to finalize state rulemaking by April 2008 that specify emissions reductions consistent with the final EPA implementation rule to bring the designated areas into attainment by as early as April 2010. Northern Indiana will continue to closely monitor developments in this area.

On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern States, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. Phase I reductions would be required by January 2009 and January 2010 for NOx and SO2, respectively. Phase II reductions for both NOx and SO2 would be required by January 2015. Emission trading programs would be established to meet the emission caps. As an affected state, Indiana is required to initiate a state rule making, for submittal to the EPA by September 11, 2006, creating a SIP detailing how it will implement the federal rule and meet the emission caps. The final form of the state rule will determine whether or not Northern Indiana and other utilities in the state will be able to participate in the EPA’s emission trading programs and impact the level of control required for each unit. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.

On March 15, 2005, the EPA issued the CAMR, that will require mercury emissions reductions from electric power generating stations. The rule establishes a two-phased reduction of mercury from Indiana electric utilities by establishing a cap-and-trade program with a state-wide annual cap on emissions. The first phase begins in 2010, a second phase in 2018, designed to achieve about a 70% reduction in utility emissions of mercury. Emission trading programs could be established to assist compliance with these emission caps. Indiana’s final SIP rule implementing the CAMR will determine Northern Indiana’s ability to participate in the federal trading program and impact the level of control required for each unit. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)

As an alternative to the regulatory approach defined in the CAIR and CAMR rules, as discussed above, the Bush Administration is attempting to pursue multipollutant legislation in 2005, the Clear Skies Act, which would require significant reductions of SO2, NOx and mercury emissions from electric power generating stations, including Northern Indiana’s stations. The proposed legislation contains phased-in reductions for these three pollutants under alternative control approaches, including trading programs. The current proposal has not been passed out of its legislative committee and may still be revisited by Congress either later this year or at some point in the future. Until the legislation passes and/ or the rulemaking is completed by the EPA and implemented by the states, the potential impact on Northern Indiana will be uncertain. Nonetheless, if implemented, these potential reduction requirements could impose substantial costs on affected utilities, including Northern Indiana.

Water. On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems whose compliance is based on any of five options. To determine the impacts of the Bailly Station’s intake on the aquatic organisms in Lake Michigan, a detailed background biological sampling program was initiated in April 2005 and will continue for at least one year. The results of this sampling program will be utilized to choose the appropriate compliance option, or combination of options, for the facility. Specific impacts and available compliance options of the final Phase II rule for the remaining three Northern Indiana generating stations are still in the process of being determined at this time.

Remediation. On March 31, 2005, the EPA and Northern Indiana entered into an Administrative Order on Consent under the authority of Section 3008(h) of the Resource Conservation and Recovery Act for the Bailly Station. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility. Northern Indiana must also remediate any release of hazardous constituents that present an unacceptable risk to human health or the environment. A reserve has been established to fund the required investigations and conduct interim measures at the facility. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available, reserves are adjusted.

8.	Accumulated Other Comprehensive Loss

The following table displays the components of Accumulated Other Comprehensive Loss, which is included in “Common shareholder’s equity,” on the Consolidated Balance Sheets.

	March 31,	December 31,
(in millions, net of tax)	2005	2004

Other comprehensive income, before tax:
Unrealized gains (losses) on cash flow hedges	$1.9	$(6.2)
Minimum pension liability adjustment	(200.9)	(200.9)

Other comprehensive loss, before tax	(199.0)	(207.1)

Income tax benefit related to items of other comprehensive loss	80.6	83.9

Total Accumulated Other Comprehensive Loss, net of tax	$(118.4)	$(123.2)

9.	Business Segment Information

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

ITEM 1. FINANCIAL STATEMENTS (continued)

Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)

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

The following table provides information about Northern Indiana business segments. Northern Indiana uses operating income as its primary measurement for each of the reporting segments. Operating income is derived from revenues and expenses directly associated with each segment.

($ in millions)	Gas	Electric	Other	Total

For the Three Months Ended March 31, 2005
Operating revenues	433.7	282.4	—	716.1
Operating income	48.4	65.4	—	113.8

For the Three Months Ended March 31, 2004
Operating revenues	415.5	260.9	—	676.4
Operating income	49.9	58.8	(0.2)	108.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company

Note regarding forward-looking statements

The Management’s Discussion and Analysis, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Northern Indiana plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Northern Indiana may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Northern Indiana, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.

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

The following Management’s Discussion and Analysis should be read in conjunction with Northern Indiana’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

CONSOLIDATED REVIEW

Results of Operations
The Quarter Ended March 31, 2005

Net Income

Northern Indiana reported net income of $60.3 million for the three months ended March 31, 2005, an increase of $2.8 million as compared to the $57.5 million recorded in the 2004 period.

Net Revenues

Total consolidated net revenues (operating revenues less cost of sales) for the three months ended March 31, 2005, were $298.1 million, a $5.6 million increase from the same period last year.

In first quarter of 2005, electric net revenues of $186.7 million increased by $7.2 million from the comparable 2004 period. This improvement was primarily a result of increased environmental cost recovery trackers of $3.7 million and increased industrial net revenues of $3.0 million. Gas net revenues for the three months ended March 31, 2005 were $111.4 million, a decrease of $1.6 million from the same period in 2004. The decrease in net revenues was principally caused by reduced margins in the PPS program of $3.6 million, due to higher than anticipated gas costs, as well as lower earnings of $1.4 million from the GCIM and unfavorable impact of warmer weather of approximately $1 million. Partially offsetting these decreases were increases in residential and commercial Choice Program customers and non-weather usage of $2.7 million and the effect of $1.5 million in gas cost refunds in 2004.

Expenses

Operating expenses for the first quarter 2005 remained relatively unchanged at $184.3 million for the first quarter 2005, as compared to the $184.0 for the same period in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company

Other Income (Deductions)

Interest on long-term debt for the first quarter 2005 was $6.8 million, a decrease of $1.2 million compared to the 2004 period, primarily due to a reduction in long-term debt. Other, net was a loss of $1.9 million for the current quarter compared to $0.1 million of income for the comparable 2004 period, due to increased costs related to the sale of accounts receivables.

Income Taxes

Income tax expense for the first quarter 2005 was $41.4 million, an increase of $2.1 million compared to the 2004 period, due to higher pre-tax income and a $1.0 million increase in tax expense related to the regulatory treatment of depreciation differences, offset by a $0.9 million income tax benefit from an electric production deduction (discussed below).

The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana’s electric production activities qualify for this deduction. The deduction is equal to 3% of QPAI for the taxable year, with certain limitations. This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter. The 2005 tax benefit associated with the Section 199 domestic production deduction is estimated to be $2.6 million. The United States Treasury Department has issued guidance for calculating this deduction in Notice 2005-14, but there are many issues still to be addressed in forthcoming proposed regulations. As such, the estimated $2.6 million tax benefit is subject to revision based on subsequently released Treasury guidance.

Liquidity and Capital Resources

Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of Northern Indiana’s operations, most notably in the gas distribution and electric businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant, and expand service into new areas.

Operating Activities. Net cash from operating activities for the first quarter ended March 31, 2005 was $331.9 million, an increase of $42.8 million from the prior 2004 period mainly due to an increase in cash flow of working capital. Cash flow from working capital increased mainly due to decreases of restricted cash balances associated with risk management activities, and higher accounts payable balances compared to the period a year ago.

Investing Activities. Capital expenditures in the first quarter of 2005 of $40.0 million were $16.2 million lower than the 2004 period. This reduction in the capital expenditures is mainly due to a continued reduction in expenditures for NOx compliance.

Financing Activities. On May 4, 2005, Northern Indiana received approval from the IURC for authorization to issue to NiSource Finance $350 million of unsecured inter-company notes. The notes would be issued for terms of ten, fifteen and twenty-years. The proceeds of the notes will be used to reduce short-term debt and long-term debt due in 2005.

During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes with an average interest rate of 7.49%. The associated redemption premium of $4.2 million was charged to operating expense.

Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the money pool as approved by the SEC under the Public Utility Holding Company Act of 1935. NiSource Finance provides funding to the money pool from external borrowing sources. During March 2005,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company

NiSource Finance obtained a new $1.25 billion five-year revolving credit facility with a syndicate of banks led by Barclays Capital. The credit facility is guaranteed by NiSource. As of March 31, 2005, Northern Indiana had $213.6 million of short-term money pool borrowings outstanding at an interest rate of 2.17%.

Sale of Trade Accounts Receivables

On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreement will expire on December 26, 2005, but can be renewed if mutually agreed to by both parties. As of March 31, 2005, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.

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

Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NiSource Finance and variable rate pollution control bonds, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates during the first quarter of 2005, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $1.5 million for the three months ended March 31, 2005.

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

Off Balance Sheet Arrangements

At March 31, 2005, there have been no material changes in Northern Indiana’s purchase commitments and operating leases obligations from those reported in Northern Indiana’s Form 10-K for the year ended December 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company

Other Information

NiSource has selected IBM as the business process service provider with whom NiSource will move forward into a period of exclusive negotiation toward a contract to outsource up to $2 billion of business support activities over ten years. Teams of employees from the areas under consideration for transformation have been working for three months through a disciplined process with Accenture Ltd. and IBM – the two service providers that responded to an extensive RFP from NiSource – to identify potential solutions and savings. NiSource has not yet finalized which activities and processes will be outsourced or to what extent, and it is uncertain at this time what the impact will be for Northern Indiana. A team from NiSource and IBM is working on the details of the future relationship between the two companies. NiSource expects to make final decisions and conclude contract negotiations in June 2005.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information

Northern Indiana’s operations are divided into three primary business segments; Gas Distribution Operations, Electric Operations, and Other Operations. The Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. NRC commenced operations on December 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company
Gas Distribution Operations

Three Months Ended March 31, (in millions)	2005	2004

Net Revenues
Sales revenues	$412.5	$395.8
Less: Cost of gas sold	322.3	302.5

Net Sales Revenues	90.2	93.3
Transportation Revenues	21.2	19.7

Net Revenues	111.4	113.0

Operating Expenses
Operation and maintenance	30.7	31.3
Depreciation and amortization	22.0	21.4
Other taxes	10.3	10.4

Total Operating Expenses	63.0	63.1

Operating Income	$48.4	$49.9

Revenues ($ in millions)
Residential	290.0	278.3
Commercial	96.0	92.1
Industrial	41.8	49.8
Transportation	21.2	19.7
Deferred Gas Costs	(23.6)	(32.9)
Other	8.3	8.5

Total	433.7	415.5

Sales and Transportation Volumes (MMDth)
Residential Sales	28.2	28.7
Commercial Sales	10.0	10.5
Industrial Sales	4.9	4.8
Transportation	48.3	48.4
Other	0.1	—

Total	91.5	92.4

Heating Degree Days	3,159	3,189
Normal Heating Degree Days	3,124	3,156
% Colder (Warmer) than Normal	1%	1%

Customers
Residential	601,410	602,778
Commercial	45,882	47,412
Industrial	2,968	3,121
Transportation	59,436	50,064
Other	11	11

Total	709,707	703,386

Northern Indiana’s natural gas distribution operations serve approximately 710 thousand customers in the northern part of Indiana. Northern Indiana offers both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with over 70% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company
Gas Distribution Operations (continued)

Regulatory Matters

Northern Indiana’s gas costs are recovered under a flexible GCA mechanism approved by the IURC in 1999. Under the approved procedure, a demand component of the fuel adjustment factor is determined annually effective November 1 of each year, after hearings and IURC approval. The commodity component of the adjustment factor is determined by monthly filings, which do not require IURC approval but are reviewed by the IURC during the annual hearing that takes place regarding the demand component filing. Northern Indiana’s GCA factor also includes a GCIM which allows the sharing of any cost savings or cost increases with customers based on a comparison of actual gas supply portfolio cost to a market-based benchmark price.

Northern Indiana’s GCA5 annual demand cost recovery filing, covering the period November 1, 2003 through October 31, 2004, was made on August 26, 2003. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2003. On June 8, 2004, Northern Indiana and the OUCC entered into a joint stipulation and agreement resolving all issues in GCA5. Among the settlement agreement’s provisions, Northern Indiana has agreed to return $3.8 million to its customers over a twelve-month period following IURC approval, which occurred on August 18, 2004. An additional provision of the agreement extended the current ARP, including Northern Indiana’s GCIM, from the current expiration date of December 31, 2004 to March 31, 2005. This date has been further extended through March 31, 2006, as discussed below.

Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the second quarter of 2005.

Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Settlement Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the 1997 ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathers the terms of existing contracts that marketers have with Choice customers and establishes a scope for negotiations that parties will follow when convening within the next several months to establish a long-term resolution of ARP. Parties have been meeting since early January to establish the future terms of ARP, to be effective post March 31, 2006. The filing of an agreement or petition is expected in the second quarter of 2005.

Environmental Matters

Currently, various environmental matters impact the Gas Distribution Operations segment. As of March 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 7-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Distribution Operations.

Weather

In general, Northern Indiana calculates the weather related revenue variance based on changing customer demand driven by weather variance from normal heating degree-days. Normal is evaluated using heating degree days across Northern Indiana’s distribution region. The temperature base for measuring heating degree days (i.e. the estimated average daily temperature at which heating load begins) is 65 degrees.

For the first quarter of 2005, weather was 1% colder than normal and 1% warmer than the first quarter 2004.

Throughput

Total volumes sold and transported remained relatively unchanged at 91.5 MMDth for the first quarter 2005, as compared to 92.4 MMDth from the same period last year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company
Gas Distribution Operations (continued)

Net Revenues

Net revenues for the three months ended March 31, 2005 were $111.4 million, a decrease of $1.6 million from the same period in 2004. The decrease in net revenues was principally caused by reduced margins in the PPS program of $3.6 million, due to higher than anticipated gas costs, as well as lower earnings of $1.4 million from the GCIM and the unfavorable impact of warmer weather of approximately $1 million. Partially offsetting these decreases were increases in residential and commercial Choice Program customers and non-weather related usage of $2.7 million and the effect of $1.5 million in gas cost refunds in 2004.

Operating Income

For the first quarter of 2005, operating income was $48.4 million, a decrease of $1.5 million from the same period in 2004. The decrease was mainly attributable to the changes in net revenue mentioned above. Decreases in environmental and insurance claim expenses totaling $1.2 million were partially offset by increased employee and administrative costs of $1.0 million. In addition, 2005 expenses decreased due to the $0.9 million expense in the comparable 2004 period for Gas Operations’ portion of a redemption premium paid for the early extinguishment of certain medium-term notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company
Electric Operations

Three Months Ended March 31, (in millions)	2005	2004

Net Revenues
Sales Revenues	$282.4	$260.9
Less: Cost of sales	95.7	81.4

Net Revenues	186.7	179.5

Operating Expenses
Operation and maintenance	61.1	60.3
Depreciation and amortization	45.5	44.1
Other taxes	14.7	16.3

Total Operating Expenses	121.3	120.7

Operating Income	$65.4	$58.8

Revenues ($ in millions)
Residential	73.4	71.2
Commercial	73.2	70.4
Industrial	112.4	101.3
Wholesale	7.5	11.4
Other	15.9	6.6

Total	282.4	260.9

Sales (Gigawatt Hours)
Residential	767.0	754.5
Commercial	894.2	860.2
Industrial	2,328.3	2,338.1
Wholesale	161.2	269.9
Other	32.6	32.4

Total	4,183.3	4,255.1

Customers
Residential	392,527	388,520
Commercial	50,485	49,394
Industrial	2,531	2,531
Wholesale	28	24
Other	766	787

Total	446,337	441,256

Northern Indiana generates and distributes electricity to approximately 446 thousand customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

Market Conditions

The regulatory frameworks applicable to Electric Operations continue to be affected by fundamental changes, that will impact Electric Operations’ structure and profitability. Notwithstanding those changes, competition within the industry will create opportunities to compete for new customers and revenues. Management has taken steps to improve operating efficiencies in this changing environment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company
Electric Operations (continued)

Regulatory Matters

During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $14.4 million and $13.1 million were recognized for electric customers for the first quarter of 2005 and 2004, respectively.

On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003. In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC will cease operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana will incur new categories of transmission charges based upon MISO’s FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. The MISO Schedule 10 administrative fees are currently estimated to be approximately $3.1 million annually.

The MISO has launched the MMI, implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the Real-Time Market on April 1, 2005. Northern Indiana is actively participating in the MMI. Management is assessing the impact of MMI, and, based on the first month of market operation, expects a financial impact of $3.5 to $4.0 million annually in operating expenses for MMI administrative costs. These are in addition to the MISO Schedule 10 administrative costs for which Northern Indiana was denied deferral treatment in 2004. MMI energy costs are being accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI, and are recovered through the FAC, pending approval by the IURC of MISO Day 2 costs. The detailed MMI tariff manages system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that hedge against congestion costs occurring in the day-ahead market. Northern Indiana has not yet been a participant in the auction market for FTRs, but has been allocated, at zero cost, a number of FTRs for use through the summer season. The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real time resource dispatch for resources under its control on a five-minute basis.

Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. Northern Indiana is in discussions with the OUCC on a new basis for establishing the cap. An agreement is anticipated to be filed with the IURC in the second quarter of 2005, and Northern Indiana anticipates that approval will also be received from the IURC in the second quarter of 2005. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the industrial customers’ challenge was withdrawn and dismissed in January 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company
Electric Operations (continued)

In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Mitchell Station returns to service.

In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. Northern Indiana has reached an agreement with the City of Gary that provides for a joint redevelopment process for the Mitchell Station where the City of Gary could ultimately receive ownership of the property provided that the City of Gary and Northern Indiana can find funding for the demolition and environmental cleanup cost associated with demolishing the facility. The agreement expressly provides that neither Northern Indiana nor its customers will be obligated to provide funds for these costs. The associated demolition and environmental cleanup costs are estimated to be between $38 million to $53 million.

On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1st and 2nd of 2004. An IURC order is expected in the second quarter of 2005.

On March 31, 2005, Northern Indiana and the OUCC filed an MOU with the IURC that could result in settlements of the City of Gary petition and Purchased Power and Transmission Tracker petition. The settlement agreement that is contemplated by the MOU would provide, among other things, for the recovery of Northern Indiana’s costs for intermediate dispatchable power purchased from TPC and would require Northern Indiana to file a base rate case in 2007. The MOU provides that a settlement is contingent upon: 1) acceptable results of a third party evaluation study to be performed by an independent consultant relating to the use of Whiting Clean Energy and the Mitchell Station to meet the control performance standards required by the National Electric Reliability Council and 2) affirmative consent to the other terms of the MOU by Northern Indiana’s large industrial electric customers. The scope of the proposed settlement does not include MISO costs. The ability to recover or defer MISO costs will be determined in another proceeding before the IURC, filed by several of the investor-owned electric utilities in Indiana (see the following paragraph). Northern Indiana expects that it will be able to file a settlement with the OUCC, based upon the outcome of the independent consultant’s study, with the IURC in the second quarter of 2005, and that it would be approved in the third quarter of 2005. Northern Indiana has also filed a separate petition with the IURC in which it, TPC and Whiting Clean Energy, have requested expedited approval for the sale of intermediate dispatchable power this summer from Whiting Clean Energy through TPC to Northern Indiana.

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

On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement IDEM’s nitrogen oxide State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $6.3 million for the three months ended March 31, 2005, and $30.3 million from inception to date, while EERM revenues were $0.4 million for the first quarter of 2005. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company
Electric Operations (continued)

for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004.

On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While not concluding that Northern Indiana’s service was not reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter have both filed motions requesting the IURC to reconsider its order.

Environmental Matters

Currently, various environmental matters impact the Electric Operations segment. As of March 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 7-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Electric Operations.

Sales

Electric sales quantities for the first quarter of 2005 were 4,183.3 gwh, a decrease of 71.8 gwh compared to the 2004 period, as a result of decreased wholesale transaction sales. Residential and commercial sales quantities improved modestly due to increases in the number of customers and increased customer usage, while industrial sales quantities remained relatively stable.

Net Revenues

In the first quarter of 2005, electric net revenues of $186.7 million increased by $7.2 million from the comparable 2004 period. This improvement was primarily a result of increased environmental cost recovery trackers of $3.7 million and increased industrial net customer revenues of $3.0 million.

Operating Income

Operating income for the first quarter of 2005 was $65.4 million, an increase of $6.6 million from the same period in 2004. The increase was primarily due to the changes in net revenue mentioned above. While operating expenses were relatively flat as compared to the 2004 period, increases were seen in electric generation maintenance expense of $2.4 million and employee and administrative expense of $1.9 million, which were partially offset by a $3.3 million expense in the comparable 2004 period for Electric Operations’ portion of a redemption premium paid for the early extinguishment of certain medium-term notes at Northern Indiana.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Northern Indiana Public Service Company
Other Operations

Three Months Ended March 31, (in millions)	2005	2004

Net Revenues	$—	$—

Total Operating Expenses	—	0.2

Operating Loss	$—	$(0.2)

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

NRC contributes positive net income to the Other Operations segment, through income generated through the intercompany sale of receivables which is recorded in Other Income (Deductions) in the Statements of Consolidated Income. Also included in the Other Income (Deductions) section are expenses NRC pays directly to the commercial paper conduit. Operating Expenses include legal, management, and director fees and were approximately $38,000 for the three months ended March 31, 2005. The table above reflects dollars in millions, and therefore this amount rounds to zero.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Northern Indiana Public Service Company

For a discussion regarding quantitative and qualitative disclosures about market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures.”

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There was no change in Northern Indiana’s internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Northern Indiana’s internal control over financial reporting.

PART II – OTHER INFORMATION

Northern Indiana Public Service Company

ITEM 1. LEGAL PROCEEDINGS

None

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

Northern Indiana Public Service Company

(Registrant)

Date: May 9, 2005	By:	/s/ Jeffrey W. Grossman

Jeffrey W. Grossman
Vice President
(Duly Authorized Officer)