Form 10-Q
period 2005-06-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2005-08-05
CIK 72843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-04125
NORTHERN INDIANA PUBLIC SERVICE COMPANY
(Exact name of registrant as specified in its charter)

Indiana	35-0552990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 East 86th Avenue Merrillville, Indiana	46410

(Address of principal executive offices)	(Zip Code)
(877) 647-5990
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Series A Cumulative Preferred — No Par Value	New York
4-1/4% Cumulative Preferred — $100 Par Value	American
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2005, 73,282,258 shares of the registrant’s Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2005

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Columbia	Columbia Energy Group
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
NRC	NIPSCO Receivables Corporation
TPC	EnergyUSA-TPC Corp.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
APB No. 28	Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”
ARP	Alternative Regulatory Plan
BART	Best Available Retrofit Technology
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EGU	Electric generating units
EPA	United States Environmental Protection Agency
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
ITC	Independent Transmission Company (Grid America)
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
MMI	Midwest Market Initiative
MOU	Memorandum of Understanding
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PPS	Price Protection Services
PRB	Powder River Basin
QPAI	Qualified production activities income
RFP	Request for proposals
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Uncertain Tax Positions”

DEFINED TERMS (continued)

SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SIP	State Implementation Plan
SO2	Sulfur dioxide

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Northern Indiana Public Service Company
Statements of Consolidated Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Three Months Ended March 31, (in millions)	2005	2004	2005	2004

Operating Revenues
Gas	$146.5	$149.1	$579.2	$563.5
Gas-affiliated	2.4	1.4	3.4	2.5
Electric	281.6	263.9	563.1	519.6
Electric-affiliated	0.4	3.5	1.3	8.7

Gross Operating Revenues	430.9	417.9	1,147.0	1,094.3

Cost of Energy
Gas costs	99.4	106.2	421.1	408.7
Gas costs-affiliated	2.3	—	2.9	—
Fuel for electric generation	64.3	54.0	122.0	108.4
Fuel for electric generation-affiliated	2.1	1.4	3.4	2.7
Power purchased	26.0	22.1	61.9	40.7
Power purchased-affiliated	—	7.4	0.8	14.5

Cost of sales	194.1	191.1	612.1	575.0

Total Net Revenues	236.8	226.8	534.9	519.3

Operating Expenses
Operation and maintenance	99.3	88.4	191.1	180.2
Depreciation and amortization	68.0	66.1	135.5	131.6
Gain on sale of assets	(0.8)	—	(0.8)	—
Other taxes	13.9	2.5	38.9	29.2

Total Operating Expenses	180.4	157.0	364.7	341.0

Operating Income	56.4	69.8	170.2	178.3

Other Income (Deductions)
Interest on long-term debt	(7.1)	(6.7)	(13.9)	(14.7)
Other interest	0.3	(1.5)	(0.3)	(2.2)
Other interest-affiliated	(1.4)	(1.6)	(3.3)	(3.7)
Amortization of premium, reacquisition premium, discount and expense on debt, net	(0.9)	(0.8)	(1.8)	(1.8)
Other, net	(1.0)	(0.8)	(2.9)	(0.7)

Total Other Income (Deductions)	(10.1)	(11.4)	(22.2)	(23.1)

Income before Income Taxes	46.3	58.4	148.0	155.2
Income Taxes	18.5	23.1	59.9	62.4

Net Income	$27.8	$35.3	$88.1	$92.8

Dividend requirements on preferred stocks	1.1	1.1	2.1	2.2

Balance available for common shares	$26.7	$34.2	$86.0	$90.6

Common dividends declared	$—	$—	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Consolidated Balance Sheets

	June 30,	December 31,
(in millions)	2005	2004

	(unaudited)
ASSETS
Utility Plant, at original cost
Electric	$4,873.0	$4,839.0
Gas	1,538.4	1,523.4
Common	370.6	366.4

Total Utility Plant	6,782.0	6,728.8

Less — Accumulated provision for depreciation and amortization	3,284.9	3,199.7

Net Utility Plant	3,497.1	3,529.1

Other Property and Investments	2.3	2.3

Current Assets:
Cash and cash equivalents	4.0	0.5
Restricted cash	0.8	22.4
Accounts receivable and unbilled revenue (less reserve of $14.3 and $8.6, respectively)	101.0	198.8
Underrecovered fuel costs	9.5	7.1
Materials and supplies, at average cost	48.9	47.7
Electric production fuel, at average cost	32.8	29.2
Natural gas in storage, at last-in, first-out cost	46.9	106.6
Price risk management assets	5.5	0.2
Regulatory assets	30.7	29.8
Prepayments and other	38.8	38.4

Total Current Assets	318.9	480.7

Other Assets:
Regulatory assets	173.3	183.7
Intangible assets	31.1	31.1
Deferred charges and other	7.0	6.9

Total Other Assets	211.4	221.7

Total Assets	$4,029.7	$4,233.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Consolidated Balance Sheets (continued)

	June 30,	December 31,
(in millions, except shares outstanding)	2005	2004

	(unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity
Common stock — without par value - 73,282,258 shares outstanding	$859.5	$859.5
Additional paid — in capital	62.9	63.0
Retained earnings	443.0	356.9
Other comprehensive income	(119.1)	(123.2)

Total common shareholder’s equity	1,246.3	1,156.2
Preferred Stocks — Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	497.9	497.9
Long-term debt-affiliated, excluding amounts due within one year	275.0	—

Total Capitalization	2,100.3	1,735.2

Current Liabilities
Current portion of long-term debt	34.0	73.3
Short term borrowings-affiliated	22.7	494.9
Accounts payable	117.8	171.3
Accounts payable-affiliated	16.3	14.7
Dividends declared on preferred stocks	1.1	1.0
Customer deposits	58.6	56.4
Taxes accrued	62.8	55.8
Interest accrued	3.2	6.9
Overrecovered gas costs	26.0	13.0
Accrued employment costs	20.9	23.7
Price risk management liabilities	—	13.5
Regulatory liabilities	0.2	—
Accrued liability for postretirement and pension benefits	22.0	23.0
Other accruals	31.1	59.2

Total Current Liabilities	416.7	1,006.7

Other Liabilities and Deferred Credits
Deferred income taxes	442.2	455.8
Deferred investment tax credits	46.7	50.2
Deferred credits	18.1	19.3
Accrued liability for postretirement and pension benefits	250.1	239.6
Preferred stock liabilities with mandatory redemption provisions	0.6	0.6
Regulatory liabilities and other removal costs	735.0	706.6
Other noncurrent liabilities	20.0	19.8

Total Other	1,512.7	1,491.9

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$4,029.7	$4,233.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2005	2004

Operating Activities
Net Income	$88.1	$92.8
Adjustments to reconcile net income to net cash:
Depreciation and amortization	135.5	131.6
Net changes in price risk management activities	(14.7)	1.8
Deferred income taxes and investment tax credits	(23.2)	(40.8)
Amortization of unearned compensation	0.1	—
Amortization of discount/premium on debt	1.8	1.9
Gain on sale of assets	(0.8)	—
Other	(0.2)	0.6
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	98.2	50.9
Inventories	64.1	76.6
Accounts payable	(45.2)	(7.8)
Customer deposits	2.2	2.0
Taxes accrued	6.0	43.2
Interest accrued	(3.7)	(0.4)
(Under) Overrecovered gas and fuel costs	10.6	(2.4)
Prepayments and other current assets	6.7	9.1
Regulatory assets/liabilities	11.1	4.6
Postretirement and postemployment benefits	9.4	12.4
Deferred credits	0.4	2.1
Other accruals	(40.2)	(28.6)
Deferred charges and other noncurrent assets	(0.2)	1.2
Other noncurrent liabilities	(6.1)	(8.0)

Net Cash Flows from Operating Activities	299.9	342.8

Investing Activities
Capital expenditures	(80.2)	(114.0)
Proceeds from disposition of assets	1.4	1.6
Other investing activities	21.6	(0.3)

Net Cash Flows used for Investing Activities	(57.2)	(112.7)

Financing Activities
Issuance of affiliated long-term debt	275.0	—
Retirement of long-term debt	(39.3)	(111.1)
Change in affiliated money pool	(472.8)	(114.6)
Dividends paid — preferred shares	(2.1)	(2.3)

Net Cash Flows used for Financing Activities	(239.2)	(228.0)

Increase in cash and cash equivalents	3.5	2.1
Cash and cash equivalents at beginning of period	0.5	0.3

Cash and cash equivalents at end of period	$4.0	$2.4

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	21.3	21.5
Interest capitalized	0.2	0.6
Cash paid for income taxes	64.5	66.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Statements of Consolidated Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, net of tax)	2005	2004	2005	2004

Net Income	$27.8	$35.3	$88.1	$92.8
Other comprehensive loss, net of tax
Net unrealized losses on cash flow hedges	(0.7)	(0.5)	4.1	(1.7)

Total Comprehensive Income	$27.1	$34.8	$92.2	$91.1

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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Northern Indiana’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. In the Statements of Consolidated Cash Flows for the six months ended June 30, 2004, the classification of the activity in restricted cash balances has been reclassified to an investing activity within “Other investing activities.” Northern Indiana previously presented such changes as an operating activity. For the six months ended June 30, 2004, this resulted in a $0.3 million decrease to investing cash flows and a corresponding increase to operating cash flows from the amounts previously reported.

2.	Recent Accounting Pronouncements
FASB Interpretation No. 47 — Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005, and early adoption is encouraged. Northern Indiana is currently reviewing the legal obligations surrounding future retirement of tangible long-lived assets with regards to this interpretation.
SFAS No. 123 (revised 2004) — Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. Northern Indiana plans to adopt this standard on January 1, 2006, using a modified version of the prospective application for NiSource share-based awards issued to employees of Northern Indiana.
Accounting for Uncertain Tax Positions. On July 14, 2005, the FASB issued an Exposure Draft, “Accounting for Uncertain Tax Positions,” that would interpret SFAS No. 109. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a “probable recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effects of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Northern Indiana is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements.

3.	Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. In connection with the IBM agreement, a total of approximately 1,000 positions have been identified for elimination through the transition period. Over 570 of the impacted employees are expected to become employees of IBM or its

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
subcontractors. As of June 30, 2005, no employees were terminated during the quarter as a result of the agreement with IBM. In June 2005, Northern Indiana recorded a restructuring charge of $3.2 million for severance payments expected to be made by NiSource Corporate Services in connection with the IBM agreement. Of the $3.2 million restructuring charge recorded for the period, $1.4 million was recorded by the Gas Distribution Operations segment and $1.8 million was recorded by the Electric Operations segment. Northern Indiana is allocated costs associated with NiSource Corporate Services employees identified for termination. NiSource expects to recognize approximately $20 million in restructuring charges in the third quarter of 2005 for non-cash pension and postretirement benefit expense related to the severed employees. A portion of these expenses will be allocated to Northern Indiana. These restructuring charges are included in “Operation and maintenance” expense on the Statements of Consolidated Income.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in the Gas Distribution and the Electric Operations segments and included the closure of the Mitchell Station in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees. In connection with these earlier restructuring initiatives, a total of approximately 170 management, professional, administrative and technical positions were identified for elimination at Northern Indiana. As of June 30, 2005, approximately 163 employees were terminated, of whom 1 was terminated during the quarter and six months ended June 30, 2005.

4.	Regulatory Matters
Gas Distribution Operations Related Matters
Northern Indiana continues to offer a Choice Program where customers can choose to purchase gas from a third party supplier, through a regulatory initiative. Through the month of June 30, 2005, approximately 58,000 of Northern Indiana’s residential and small commercial customers selected an alternate supplier.
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
Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the third quarter of 2005.
Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Settlement Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the current ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathered the terms of existing contracts that marketers have with Choice customers and established a scope for negotiations. On May 2, 2005, Northern Indiana filed an unopposed motion that provided Parties more time to negotiate terms of the ARP and extend the expiration date of the current ARP to April 30, 2006. This action was approved by the IURC on May 25, 2005. A joint Stipulation and Settlement Agreement resolving all terms of the new ARP among Parties was filed with the IURC on July 13, 2005. The Settlement establishes a four year term that expires May 1, 2010, provides for the continuation of current products and services offered under the current ARP including the GCIM, spells out the terms of Northern Indiana’s merchant role, establishes a risk and reward mechanism to mitigate cost allocations created through Northern Indiana’s Choice program, and a rate moratorium

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
with exceptions for the term of the Agreement. A procedural schedule including a prehearing conference and evidentiary hearing to review testimony explaining the terms of the settlement will be established in the third quarter of 2005. A final IURC decision is expected in the fourth quarter of 2005.
Electric Operations Related Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $29.2 million and $26.8 million were recognized for electric customers for the first half of 2005 and 2004, respectively.
On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003, also known as “Day 1.” In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC will cease operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana incurs new categories of transmission charges based upon MISO’s FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. MISO Day 1 administrative fees were $1.4 million for the first six months of 2005. The Day 1 MISO Schedule 10 administrative fees are currently estimated to be $2.5 to $3.0 million annually.
The MISO has launched the MMI, also known as “Day 2,” implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by the FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the real-time market on April 1, 2005. Northern Indiana is actively participating in the MMI. Based on the first quarter of market operations, management expects a financial impact of approximately $3.3 million annually in operating expenses for MMI administrative costs. These are in addition to the MISO Day 1 Schedule 10 administrative costs for which Northern Indiana was denied deferral treatment in 2004. MMI energy costs are being accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI, and are recovered through the FAC in accordance with the final IURC order issued on June 1, 2005. The detailed MMI tariff manages aspects of system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real-time resource dispatch for resources under its control on a five-minute basis. The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that protect against congestion costs occurring in the day-ahead market. Northern Indiana has not yet been a participant in the auction market for FTRs, but is allocated FTRs on a seasonal basis and at zero cost, for its use to protect against congestion costs. Northern Indiana retains its obligation for load following and other ancillary services.
Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. On June 15, 2005, Northern Indiana filed testimony and exhibits establishing a new basis for the cap. Northern Indiana

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
received approval from the IURC of its request on July 20, 2005. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Mitchell Station returns to service.
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
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1 and 2, 2004. An IURC order is expected in the third quarter of 2005.
On March 31, 2005, Northern Indiana and the OUCC filed an MOU with the IURC that could have resulted in settlements of the City of Gary petition and Purchased Power and Transmission Tracker petition. The settlement agreement that was contemplated by the MOU would have provided, among other things, for the recovery of Northern Indiana’s costs for intermediate dispatchable power purchased from TPC and would have required Northern Indiana to file a base rate case in 2007. The MOU provided that a settlement was contingent upon: 1) acceptable results of a third party evaluation study to be performed by an independent consultant relating to the use of Whiting Clean Energy and the Mitchell Station to meet the control performance standards required by the North American Electric Reliability Council and 2) affirmative consent to the other terms of the MOU by Northern Indiana’s large industrial electric customers. The scope of the proposed settlement did not include MISO costs. The ability to recover or defer MISO costs was to be determined in another proceeding before the IURC, filed by several of the investor-owned electric utilities in Indiana (see the following paragraph). The evaluation study was completed on June 30, 2005 by the engineering firm, Burns and McDonnell. On July 14, 2005, the OUCC filed a notice disavowing the MOU. In addition to confirming the need for a solution to help Northern Indiana meet certain control performance standards, the evaluation study identified several potential, alternative solutions. Northern Indiana continues to work with the OUCC and some of the utility’s industrial customers to explore the various options suggested by the independent study. Northern Indiana anticipates that the parties will collaborate to reach a mutually acceptable solution that will address electric reliability issues.
On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO’s implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO’s implementation of standard market design mechanisms, such as the MISO’s proposed real-time and day-ahead energy markets. The hearing in this matter was completed on February 11, 2005, and an IURC order was issued on June 1, 2005. The order, applicable to Northern Indiana, authorized recovery or deferral of fuel related MISO Day 2 costs but denied recovery or deferral of non-fuel MISO Day 2 costs during Northern Indiana’s rate moratorium.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition with the IURC for approval of an arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana (“Whiting Clean Energy Facility”) which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the ultimate sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. The IURC is expected to issue a final order in late 2005 or early 2006 following an evidentiary hearing, which is scheduled for the fourth quarter of 2005. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $12.8 million for the six months ended June 30, 2005, and $36.8 million from inception to date, while EERM revenues were $2.4 million for the first half of 2005. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. ECR-6 is expected to be filed in August 2005.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter had both filed motions requesting the IURC to reconsider its order and were denied. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working to comply with the remainder of the IURC’s order concerning the installation of a backup line.

5.	Risk Management Activities
Northern Indiana uses commodity-based derivative financial instruments to manage certain risks in its business. Northern Indiana accounts for its derivatives under SFAS No. 133.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
Hedging Activities. The activity for the second quarter and six months ended June 30, 2005 and 2004 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions, net of tax)	2005	2004	2005	2004

Unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$1.1	$1.4	$(3.7)	$2.6

Unrealized hedging gains (losses) arising during the period of derivatives qualifying as cash flow hedges	(0.4)	—	1.3	0.6

Reclassification adjustment for net loss (gain) included in net income	(0.3)	(0.5)	2.8	(2.3)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$0.4	$0.9	$0.4	$0.9

Unrealized gains and losses on Northern Indiana’s hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $0.7 million and zero at June 30, 2005 and December 31, 2004, respectively, all of which were included in “Current Assets.” Price risk management liabilities were zero and $6.1 million at June 30, 2005 and December 31, 2004, respectively, all of which were included in “Current Liabilities.”
During the second quarter of 2005 and 2004, a loss of $0.1 million and zero, net of taxes respectively, were recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the second quarter of 2005 and 2004, Northern Indiana reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $0.4 million, net of taxes.
Commodity Price Risk Programs. Northern Indiana uses NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of their gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $4.7 million and $0.2 million of price risk management assets associated with these programs at June 30, 2005 and December 31, 2004, respectively. In addition, the Consolidated Balance Sheets reflected zero and $7.4 million of price risk management liabilities associated with these programs at June 30, 2005 and December 31, 2004, respectively.
Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges. The Consolidated Balance Sheets reflected $0.3 million and zero of price risk management assets and zero and $5.3 million of price risk management liabilities associated with these programs at June 30, 2005 and December 31, 2004, respectively.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases fixed priced gas as well as options to call on additional volumes that match the anticipated delivery needs of the program and currently uses NYMEX futures and options contracts for these hedge transactions. These derivatives are presently designated as cash flow hedges. The Consolidated Balance Sheets reflected $0.4 million and zero of price risk management assets and zero and $0.8 million of price risk management liabilities at June 30, 2005 and December 31, 2004, respectively, associated with the DependaBill program.
As part of the new MISO Day 2 initiative, Northern Indiana was allocated FTRs. These rights protect the company against congestion losses due to the new MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71.
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

6.	Pension and Other Postretirement Benefits
Northern Indiana participates in the NiSource pension and other postretirement benefit plans. NiSource uses September 30 as its measurement date for its pension and other postretirement benefit plans. Northern Indiana recognized $3.5 million and $3.9 million in allocated pension expenses, and $6.9 million and $7.1 million in other postretirement benefit expenses for the second quarter of 2005 and the second quarter of 2004, respectively. Northern Indiana recognized $7.0 million and $7.9 million in allocated pension expenses, and $13.8 million and $14.1 million in other postretirement benefit expenses for the first half of 2005 and the first half of 2004, respectively.
Northern Indiana does not expect to make contributions to the pension plan in 2005. However, Northern Indiana expects to contribute $19.3 million to the other postretirement benefit plans in 2005. Northern Indiana contributed $4.3 million for the second quarter of 2005 and $8.6 million for the first half of 2005 to the other postretirement benefit plans.
The following disclosures are for the NiSource pension and other postretirement benefit plans, which include Northern Indiana and NiSource Corporate Services employees. The following tables provide the components of the plans’ net periodic benefits cost for second quarter and six months ended June 30, 2005 and June 30, 2004:

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)

	Pension Benefits		Other Benefits
Three months ended June 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$4.5	$4.3	$0.9	$0.9
Interest cost	17.9	17.6	4.3	4.0
Expected return on assets	(22.8)	(21.7)	—	—
Amortization of transitional obligation	—	—	2.1	2.5
Amortization of prior service cost	2.2	1.8	—	—
Recognized actuarial loss	3.5	3.7	—	—

Net Periodic Benefits Cost (Benefit)	$5.3	$5.7	$7.3	$7.4

	Pension Benefits		Other Benefits
Six months ended June 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$9.0	$8.6	$1.9	$1.9
Interest cost	35.8	35.2	8.6	8.0
Expected return on assets	(45.5)	(43.5)	—	(0.1)
Amortization of transitional obligation	—	—	4.2	5.1
Amortization of prior service cost	4.3	3.7	—	—
Recognized actuarial loss	7.1	7.5	—	—

Net Periodic Benefits Cost (Benefit)	$10.7	$11.5	$14.7	$14.9

7.	Other Commitments and Contingencies
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
As of June 30, 2005, a reserve of approximately $14.2 million has been recorded to cover probable corrective actions at sites where Northern Indiana has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required will not have a material effect on its financial position or results of operations.
Gas Distribution Operations. There were no new environmental matters relating to Gas Distribution Operations during the first six months of 2005.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
Electric Operations.
Air. On June 28 and 29, 2004, the EPA responded to the states’ initial recommendations for the EPA designation of areas meeting and not meeting the NAAQS for fine particles. (Fine particles are those less than or equal to 2.5 micrometers in diameter and are also referred to as PM2.5.) The EPA’s PM2.5 nonattainment designations were announced on December 17, 2004, and published in the Federal Register on January 5, 2005. The designations became effective on April 5, 2005. Indiana has disputed some of the June 2004, EPA designation recommendations and submitted final 2004 monitoring data on February 17, 2005, for EPA re-evaluation of the disputed areas. On March 7, 2005, the Indiana Attorney General filed a legal action on behalf of the IDEM asking that all but three areas (none of these three areas are in Northern Indiana’s service territory) be removed from the EPA’s nonattainment list. The EPA is expected to finalize by early 2006, an implementation rule detailing state obligations to bring the nonattainment areas into attainment with the PM2.5 NAAQS. Indiana and other states will be required to finalize state rulemaking by April 2008 that specify emissions reductions consistent with the final EPA implementation rule to bring the designated areas into attainment by as early as April 2010. Northern Indiana will continue to closely monitor developments in this area.
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern States, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. Phase I reductions would be required by January 2009 and January 2010 for NOx and SO2, respectively. Phase II reductions for both NOx and SO2 would be required by January 2015. Emission trading programs would be established to meet the emission caps. As an affected state, Indiana is required to initiate a state rulemaking, for submittal to the EPA by September 11, 2006, creating rules, or a SIP, detailing how it will implement the federal rule and meet the emission caps. In June 2005, Indiana initiated the process to develop a state rule to implement the EPA CAIR. The final form of the state rule will determine whether Northern Indiana and other utilities in the state will be able to participate in the EPA’s emission trading programs and impact the level of control required for each unit. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
On March 15, 2005, the EPA issued the CAMR, that will require mercury emissions reductions from electric power generating stations. The rule establishes a two-phased reduction of mercury from Indiana electric utilities by establishing a cap-and-trade program with a state-wide annual cap on emissions. The first phase begins in 2010, a second phase in 2018, designed to achieve about a 70% reduction in utility emissions of mercury. Emission trading programs could be established to assist compliance with these emission caps. In June 2005, Indiana initiated the state process to develop a state rule to implement the EPA’s CAMR. The final form of the state rule implementing the CAMR will determine Northern Indiana’s ability to participate in the federal trading program and impact the level of control required for each unit. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
As an alternative to the regulatory approach defined in the CAIR and CAMR rules, as discussed above, the Bush Administration is attempting to pursue multi-pollutant legislation in 2005, the Clear Skies Act, which would require significant reductions of SO2, NOx and mercury emissions from electric power generating stations, including Northern Indiana’s stations. The proposed legislation contains phased-in reductions for these three pollutants under alternative control approaches, including trading programs. The current proposal has not been passed out of its legislative committee and may still be revisited by Congress either later this year or at some point in the future. Until the legislation passes and/or the rulemaking is completed by the EPA and implemented by the states, the potential impact on Northern Indiana will be uncertain. Nonetheless, if implemented, these potential reduction requirements could impose substantial costs on affected utilities, including Northern Indiana.
On April 15, 2004, the EPA proposed amendments to its July 1999 Regional Haze Rule that requires states to set periodic goals for improving visibility in 156 natural areas across the United States by implementing state emission reduction rules. These amendments would apply to the BART for eligible industrial facilities emitting air pollutants that reduce visibility. States must develop implementation rules by January 2008. Resulting rules could require additional reductions of NOx, SO2 and particulate matter from coal-fired boilers including Northern Indiana’s electric generating stations, depending upon the outcome of multi-pollutant regulations/legislation. On July 6, 2005, EPA finalized Regional Haze Regulations and Guidelines for BART Determinations that allow states that opt to

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
participate in the CAIR cap-and-trade program to not require affected BART-eligible EGU’s to install, operate and maintain BART. Until the state rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.
Water. On February 16, 2004, the EPA Administrator signed the Phase II Rule of the Clean Water Act Section 316(b) which requires all large existing steam electric generating stations meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. The rule became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems whose compliance is based on any of five options. To determine the impacts of the Bailly Station’s intake on the aquatic organisms in Lake Michigan, a detailed background biological sampling program was initiated in April 2005 and will continue for at least one year. The results of this sampling program will be utilized to choose the appropriate compliance option, or combination of options, for the facility. Specific impacts and available compliance options of the final Phase II rule for the remaining two operating Northern Indiana generating stations are still in the process of being determined at this time.
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

	June 30,	December 31,
(in millions, net of tax)	2005	2004

Other comprehensive income, before tax:
Unrealized gains (losses) on cash flow hedges	$0.6	$(6.2)
Minimum pension liability adjustment	(200.9)	(200.9)

Other comprehensive loss, before tax	(200.3)	(207.1)

Income tax benefit related to items of other comprehensive loss	81.2	83.9

Total Accumulated Other Comprehensive Loss, net of tax	$(119.1)	$(123.2)

9.	Income Taxes
For the six months ended June 30, 2005 and 2004, Northern Indiana’s provision for income taxes was calculated in accordance with APB. No 28. Accordingly, the interim effective tax rate reflects the estimated annual effective tax rate for 2005. The effective tax rate differs from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and certain non-deductible expenses.

10.	Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
Northern Indiana’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana and engages in wholesale and wheeling transactions. The Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sells an undivided percentage ownership interest in these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. NRC commenced operations on December 30, 2003.
The following table provides information about Northern Indiana business segments. Northern Indiana uses operating income as its primary measurement for each of the reporting segments. Operating income is derived from revenues and expenses directly associated with each segment.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2005	2004	2005	2004

REVENUES
Gas Distribution Operations
Unaffiliated	$146.5	$149.1	$579.2	$563.5
Affiliated	2.4	1.4	3.4	2.5

Total	148.9	150.5	582.6	566.0

Electric Operations
Unaffiliated	281.6	263.9	563.1	519.6
Affiliated	0.4	3.5	1.3	8.7

Total	282.0	267.4	564.4	528.3

Consolidated Revenues	$430.9	$417.9	$1,147.0	$1,094.3

Operating Income (Loss)
Gas Distribution Operations	$(4.6)	$(11.9)	$43.8	$38.0
Electric Operations	61.0	82.0	126.4	140.8
Other Operations	—	(0.3)	—	(0.5)

Consolidated Operating Income	$56.4	$69.8	$170.2	$178.3

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
Realization of Northern Indiana’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Northern Indiana’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom Northern Indiana has no control, the effectiveness of NiSource’s outsourcing initiative, actual operating experience of Northern Indiana assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of Northern Indiana. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
The following Management’s Discussion and Analysis should be read in conjunction with Northern Indiana’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
CONSOLIDATED REVIEW
Results of Operations
The Quarter Ended June 30, 2005
Net Income
Northern Indiana reported net income of $27.8 million for the three months ended June 30, 2005, a decrease of $7.5 million as compared to the $35.3 million recorded in the 2004 period.
Net Revenues
Total consolidated net revenues (operating revenues less cost of sales) for the three months ended June 30, 2005, were $236.8 million, a $10.0 million increase from the same period last year. In the second quarter of 2005, electric net revenues of $189.6 million increased by $7.1 million from the comparable 2004 period. This improvement was primarily a result of increased sales due to the warmer weather compared to the second quarter of last year. Gas net revenues for the second quarter ended June 30, 2005 were $47.2 million, an increase of $2.9 million from the same period in 2004. The increase in net revenues was principally due to increased non-weather related usage of $2.7 million and a $0.5 million gas cost adjustment. This increase was partially offset by reduced margins in the PPS program of $1.3 million, due to higher than anticipated gas costs.
Expenses
Operating expenses for the second quarter of 2005 were $180.4 million, an increase of $23.4 million from the 2004 period. Operation and maintenance expenses were up $10.9 million, mainly due to incremental MISO costs of $1.5 million, increased electric production expense of $3.0 million and restructuring charges of $3.2 million in the current period. In addition, depreciation and amortization expense increased $1.9 million mainly due to plant additions. Other taxes increased by $11.4 million primarily due to a favorable accrual adjustment for property taxes recorded in the second quarter of 2004, partially offset by a reduction in the sales tax accrual.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Income Taxes
Income tax expense for the second quarter of 2005 was $18.5 million, a decrease of $4.6 million compared to the 2004 period, due primarily to lower pre-tax income.
Results of Operations
Six Months Ended June 30, 2005
Net Income
Northern Indiana reported net income of $88.1 million for the six months ended June 30, 2005, a decrease of $4.7 million as compared to the $92.8 million recorded in the 2004 period.
Net Revenues
Total consolidated net revenues (operating revenues less cost of sales) for the six months ended June 30, 2005, were $534.9 million, a $15.6 million increase from the same period last year. In the first six months of 2005, electric net revenues were $376.3 million, an increase of $14.3 million from the comparable 2004 period as a result of an increase in power sales of approximately $6 million due to favorable weather conditions, an increase of $7.5 million in environmental cost tracker revenues, and increases in revenues from growth in residential and commercial customers. These increases in Electric Operations revenues for the first half of 2005 were partially offset by $4.1 million in increased costs associated with MISO. Gas net revenues for the first six months of 2005 were $158.6 million, an increase of $1.3 million from the same period in 2004. The increase in net revenues was primarily a result of increased non-weather related usage of $5.4 million and a $2.0 million gas cost adjustment. This increase was partially offset by reduced margins in the PPS program of $4.9 million, due to higher than anticipated gas costs as well as lower earnings of $1.0 million from the GCIM.
Expenses
Operating expenses for the six months ended June 30, 2005 were $364.7 million, an increase of $23.7 million over the 2004 period. Operation and maintenance expenses were up $10.9 million, mainly due to incremental MISO costs of $2.2 million, increased electric production expense of $5.4 million and restructuring charges of $3.2 million in the current period partially offset by a $4.2 million expense recognized in the comparable 2004 period related to a redemption premium from the early extinguishment of certain medium-term notes. In addition, depreciation and amortization expense increased $3.9 million mainly due to plant additions. Other taxes increased by $9.7 million primarily due to a favorable accrual adjustment for property taxes recorded in the second quarter of 2004, partially offset by a reduction in the sales tax accrual.
Other Income (Deductions)
Interest on long-term debt for the six months ended June 30, 2005 was $13.9 million, a decrease of $0.8 million compared to the 2004 period, primarily due to a reduction in long-term debt. Other, net was a loss of $2.9 million for the six months ended June 30, 2005 compared to a loss of $0.7 million for the comparable 2004 period, due to increased costs related to the sale of accounts receivables.
Income Taxes
Income tax expense for the six months ended June 30, 2005 was $59.9 million, a decrease of $2.5 million compared to the 2004 period, due to lower pre-tax income and a $1.8 million increase in tax expense related to the regulatory treatment of depreciation differences, offset by a $1.4 million income tax benefit from an electric production deduction (discussed below).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Liquidity and Capital Resources
Generally, cash flow from operations has provided sufficient liquidity to meet operating requirements. A significant portion of Northern Indiana’s operations, most notably in the gas distribution and electric businesses, is subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external and internal short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries, perform necessary maintenance of facilities, make capital improvements in plant, and expand service into new areas.
Operating Activities. Net cash from operating activities for the six months ended June 30, 2005 was $299.9 million, a decrease of $42.9 million from the 2004 period mainly due to a decrease in cash flow from working capital. Cash flow from working capital decreased by $32.3 million mainly due to an increased use of cash for accounts payable balances associated with higher winter gas purchases as compared to the 2004 period.
Investing Activities. Capital expenditures in the first six months of 2005 of $80.2 million were $33.8 million lower than the 2004 period. This reduction in the capital expenditures is mainly due to a continued reduction in expenditures for NOx compliance.
Financing Activities. On May 4, 2005, Northern Indiana received approval from the IURC for authorization to issue to NiSource Finance $350 million of unsecured inter-company notes. The notes would be issued for terms of ten, fifteen and twenty-years. On June 28, 2005, Northern Indiana issued a $137.5 million, 5.42% fifteen-year note and a $137.5 million, 5.62% twenty-year note. The proceeds of the notes were used to reduce short-term debt and long-term debt due in 2005.
During July 2005, Northern Indiana redeemed $34.0 million of its medium-term notes with an average interest rate of 6.62%
During June 2005, Northern Indiana redeemed $39.3 million of its medium-term notes with an average interest rate of 6.79%.
During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes with an average interest rate of 7.49%. The associated redemption premium of $4.2 million was charged to operating expense.
Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the Money Pool as approved by the SEC under the Public Utility Holding Company Act of 1935. NiSource Finance provides funding to the Money Pool from external borrowing sources. During March 2005, NiSource Finance obtained a new $1.25 billion five-year revolving credit facility with a syndicate of banks led by Barclays Capital. The credit facility is guaranteed by NiSource. As of June 30, 2005, Northern Indiana had $22.7 million of short-term Money Pool borrowings outstanding at an interest rate of 3.26%.
Sale of Trade Accounts Receivables
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreement will expire on December 26, 2005, but can be renewed if mutually agreed to by both parties. As of June 30, 2005, NRC had sold $140.4 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold by NRC. Northern Indiana receives a fee, which provides adequate compensation, for such services.

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
Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NiSource Finance and variable rate pollution control bonds, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates during the second quarter of 2005, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $0.5 million and $2.0 million for the quarter and six months ended June 30, 2005, respectively.
Due to the nature of the industry, credit risk is a factor in many of Northern Indiana’s business activities. Credit risk arises because of the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. Exposure to credit risk is measured in terms of both current and potential exposure. Current credit exposure is generally measured by the notional or principal value of financial instruments and direct credit substitutes, such as commitments, stand-by letters of credit and guarantees. Because many of Northern Indiana’s exposures vary with changes in market prices, Northern Indiana also estimates the potential credit exposure over the remaining term of transactions through statistical analysis of market prices. In determining exposure, Northern Indiana considers collateral that it holds to reduce individual counterparty credit risk.
Off Balance Sheet Arrangements
At June 30, 2005, there have been no material changes in Northern Indiana’s purchase commitments and operating leases obligations from those reported in Northern Indiana’s Form 10-K for the year ended December 31, 2004.
NiSource Outsourcing Project
NiSource Corporate Services and IBM signed a definitive agreement for IBM to provide a broad range of business transformation and outsourcing services to NiSource. The 10-year agreement is expected to deliver upwards of $530 million in gross savings in operating and capital costs across NiSource’s 15 primary operating subsidiaries over the course of the contract, as well as provide technology advances and enhanced service capabilities. This does not include savings from other transformation projects such as a work management system or additional opportunities in supply chain. IBM began providing service to NiSource on July 1, 2005. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring activity related to Northern Indiana.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
Northern Indiana’s operations are divided into three primary business segments; Gas Distribution Operations, Electric Operations, and Other Operations. The Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sells an undivided percentage ownership interest in these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. NRC commenced operations on December 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Gas Distribution Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
( in millions)	2005	2004	2005	2004

Net Revenues
Sales revenues	$138.0	$140.7	$550.5	$536.5
Less: Cost of gas sold	101.7	106.2	424.0	408.7

Net Sales Revenues	36.3	34.5	126.5	127.8
Transportation Revenues	10.9	9.8	32.1	29.5

Net Revenues	47.2	44.3	158.6	157.3

Operating Expenses
Operation and maintenance	30.3	29.3	61.0	60.6
Depreciation and amortization	21.8	21.7	43.8	43.1
Gain on sale of assets	(0.4)	—	(0.4)
Other taxes	0.1	5.2	10.4	15.6

Total Operating Expenses	51.8	56.2	114.8	119.3

Operating Income (Loss)	$(4.6)	$(11.9)	$43.8	$38.0

Revenues ($ in millions)
Residential	109.6	88.8	399.6	367.1
Commercial	35.6	30.5	131.6	122.6
Industrial	25.4	26.3	67.2	76.1
Transportation	10.9	9.8	32.1	29.5
Deferred Gas Costs	(37.2)	(10.5)	(60.8)	(43.4)
Other	4.6	5.6	12.9	14.1

Total	148.9	150.5	582.6	566.0

Sales and Transportation Volumes (MMDth)
Residential Sales	7.5	7.3	35.7	36.0
Commercial Sales	2.5	3.4	12.5	13.9
Industrial Sales	2.5	2.9	7.4	7.7
Transportation	34.7	35.7	83.0	84.1
Other	—	0.1	0.1	0.1

Total	47.2	49.4	138.7	141.8

Heating Degree Days	652	596	3,811	3,785
Normal Heating Degree Days	678	678	3,802	3,834
% Colder (Warmer) than Normal	(4%)	(12%)	0%	(1%)

Customers
Residential			596,306	594,859
Commercial			44,686	45,852
Industrial			2,718	3,031
Transportation			58,181	52,910
Other			11	12

Total			701,902	696,664

Northern Indiana’s natural gas distribution operations serve approximately 702,000 customers in the northern part of Indiana. Northern Indiana offers both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with over 69% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Gas Distribution Operations (continued)
Restructuring
In connection with the IBM agreement mentioned previously, Northern Indiana Gas Distribution Operations recorded a restructuring charge of $1.4 million, which was allocated from NiSource Corporate Services. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
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
Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. Northern Indiana expects the IURC’s order in the third quarter of 2005.
Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Settlement Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the current ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathered the terms of existing contracts that marketers have with Choice customers and established a scope for negotiations. On May 2, 2005, Northern Indiana filed an unopposed motion that provided Parties more time to negotiate terms of the ARP and extend the expiration date of the current ARP to April 30, 2006. This action was approved by the IURC on May 25, 2005. A joint Stipulation and Settlement Agreement resolving all terms of the new ARP among Parties was filed with the IURC on July 13, 2005. The Settlement establishes a four year term that expires May 1, 2010, provides for the continuation of current products and services offered under the current ARP including the GCIM, spells out the terms of Northern Indiana’s merchant role, establishes a risk and reward mechanism to mitigate cost allocations created through Northern Indiana’s Choice program, and a rate moratorium with exceptions for the term of the Agreement. A procedural schedule including a prehearing conference and evidentiary hearing to review testimony explaining the terms of the settlement will be established in the third quarter of 2005. A final IURC decision is expected in the fourth quarter of 2005.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of June 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 7-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Distribution Operations.
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
For the second quarter of 2005, weather was 4% warmer than normal and 9% colder than the second quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Gas Distribution Operations (continued)
For the first six months of 2005, weather was relatively normal and 1% colder than the first six months of 2004.
Throughput
Northern Indiana sold and transported 47.2 MMDth for the second quarter 2005, as compared to 49.4 MMDth from the same period last year. The decrease in MMDth’s was mainly due to decreased commercial and industrial usage and decreased transport throughput.
Total volumes sold and transported were 138.7 MDth for the first six months of 2005, a decrease of 3.1 MDth from the same period in 2004, primarily due to decreased sales to commercial customers and decreased transport throughput.
Net Revenues
Net revenues for the second quarter ended June 30, 2005 were $47.2 million, an increase of $2.9 million from the same period in 2004. The increase in net revenues was principally due to increased non-weather related usage of $2.7 million and a $0.5 million gas cost adjustment. This increase was partially offset by reduced margins in the PPS program of $1.3 million, due to higher than anticipated gas costs.
Net revenues for the first six months of 2005 were $158.6 million, an increase of $1.3 million from the same period in 2004. The increase in net revenues was primarily a result of increased non-weather related usage of $5.4 million and a $2.0 million gas cost adjustment. This increase was partially offset by reduced margins in the PPS program of $4.9 million, due to higher than anticipated gas costs as well as lower earnings of $1.0 million from the GCIM.
Operating Income
For the second quarter of 2005, operating loss was $4.6 million compared to a loss of $11.9 million from the same period in 2004. The reduced loss was mainly attributable to lower other taxes of $5.1 million and higher net revenue mentioned above. Sales tax adjustments for 2004 and 2005 periods that lowered other taxes by $10.8 million in 2005 were partially offset by the impact of a property tax accrual reduction of $5.2 million in the comparable 2004 period. The reduction in the operating loss was partially offset by a restructuring charge of $1.4 million associated with the IBM agreement.
For the first six months of 2005, operating income was $43.8 million, an increase of $5.8 million from the same period in 2004. The increase was mainly attributable to lower other taxes of $5.2 million and higher net revenue mentioned above. Sales tax adjustments for 2004 and 2005 periods that lowered other taxes by $10.8 million in 2005 were partially offset by the impact of a property tax accrual reduction of $5.2 million in the comparable 2004 period. This increase in operating income was partially offset by a restructuring charge of $1.4 million associated with the IBM agreement. In addition, 2005 expenses decreased due to the $0.9 million expense in the comparable 2004 period for Gas Operations’ portion of a redemption premium paid for the early extinguishment of certain medium-term notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
( in millions)	2005	2004	2005	2004

Net Revenues
Sales Revenues	$282.0	$267.4	$564.4	$528.3
Less: Cost of sales	92.4	84.9	188.1	166.3

Net Revenues	189.6	182.5	376.3	362.0

Operating Expenses
Operation and maintenance	69.0	58.8	130.1	119.1
Depreciation and amortization	46.2	44.4	91.7	88.5
Gain on sale of assets	(0.4)	—	(0.4)	—
Other taxes	13.8	(2.7)	28.5	13.6

Total Operating Expenses	128.6	100.5	249.9	221.2

Operating Income	$61.0	$82.0	$126.4	$140.8

Revenues ($ in millions)
Residential	77.3	66.7	150.7	137.9
Commercial	85.7	73.2	158.9	143.6
Industrial	104.6	102.5	217.0	203.8
Wholesale	6.3	11.4	13.8	22.8
Other	8.1	13.6	24.0	20.2

Total	282.0	267.4	564.4	528.3

Sales (Gigawatt Hours)
Residential	768.0	694.2	1,535.0	1,448.7
Commercial	988.1	899.3	1,882.3	1,759.5
Industrial	2,185.2	2,327.3	4,513.5	4,665.4
Wholesale	195.9	289.5	357.1	559.4
Other	15.9	33.8	48.5	66.2

Total	4,153.1	4,244.1	8,336.4	8,499.2

Cooling Degree Days	280	205	280	205
Normal Cooling Degree Days	227	227	227	227
% Warmer (Colder) than Normal	23%	(10%)	23%	(10%)

Customers
Residential			392,788	388,824
Commercial			50,697	49,635
Industrial			2,519	2,516
Wholesale			15	25
Other			769	776

Total			446,788	441,776

Northern Indiana generates and distributes electricity to approximately 447,000 customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
Northern Indiana coal deliveries from the PRB area have been limited to 80% - 85% of contracted amounts as a result of recent rail track problems experienced by the Union Pacific Railroad. Northern Indiana anticipates being able to meet the expected electricity demand through the end of the year by relying more on non-PRB fueled units and changing the fuel blend, which will reduce its need for PRB coal. Northern Indiana has been blending the fuel for a number of years.
Restructuring
In connection with the IBM agreement previously discussed, Electric Operations recorded a restructuring charge of $1.8 million, which was allocated from NiSource Corporate Services. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Electric Operations segment.
Regulatory Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $29.2 million and $26.8 million were recognized for electric customers for the first half of 2005 and 2004, respectively.
On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003, also known as “Day 1.” In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC will cease operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana incurs new categories of transmission charges based upon MISO’s FERC-approved tariff. One of the new categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. MISO Day 1 administrative fees were $1.4 million for the first six months of 2005. The Day 1 MISO Schedule 10 administrative fees are currently estimated to be $2.5 to $3.0 million annually.
The MISO has launched the MMI, also known as “Day 2,” implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by the FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the real-time market on April 1, 2005. Northern Indiana is actively participating in the MMI. Based on the first quarter of market operations, management expects a financial impact of approximately $3.3 million annually in operating expenses for MMI administrative costs. These are in addition to the MISO Day 1 Schedule 10 administrative costs for which Northern Indiana was denied deferral treatment in 2004. MMI energy costs are being accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI, and are recovered through the FAC in accordance with the final IURC order issued on

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations (continued)
June 1, 2005. The detailed MMI tariff manages aspects of system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real-time resource dispatch for resources under its control on a five-minute basis. The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that protect against congestion costs occurring in the day-ahead market. Northern Indiana has not yet been a participant in the auction market for FTRs, but is allocated FTRs on a seasonal basis and at zero cost, for its use to protect against congestion costs. Northern Indiana retains its obligation for load following and other ancillary services.
Northern Indiana has been recovering the costs of electric power purchased for sale to its customers through the FAC. The FAC provides for costs to be collected if they are below a negotiated cap. If costs exceed this cap, Northern Indiana must demonstrate that the costs were prudently incurred to achieve approval for recovery. On June 15, 2005, Northern Indiana filed testimony and exhibits establishing a new basis for the cap. Northern Indiana received approval from the IURC of its request on July 20, 2005. A group of industrial customers challenged the manner in which Northern Indiana applied such costs under a specific interruptible sales tariff. A settlement was reached with the customers and the challenge was withdrawn and dismissed in January 2004. In addition, as a result of the settlement, Northern Indiana has sought and received approval by the IURC to reduce the charges applicable to the interruptible sales tariff. This reduction will remain in effect until the Mitchell Station returns to service.
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
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1 and 2, 2004. An IURC order is expected in the third quarter of 2005.
On March 31, 2005, Northern Indiana and the OUCC filed an MOU with the IURC that could have resulted in settlements of the City of Gary petition and Purchased Power and Transmission Tracker petition. The settlement agreement that was contemplated by the MOU would have provided, among other things, for the recovery of Northern Indiana’s costs for intermediate dispatchable power purchased from TPC and would have required Northern Indiana to file a base rate case in 2007. The MOU provided that a settlement was contingent upon: 1) acceptable results of a third party evaluation study to be performed by an independent consultant relating to the use of Whiting Clean Energy and the Mitchell Station to meet the control performance standards required by the North American Electric Reliability Council and 2) affirmative consent to the other terms of the MOU by Northern Indiana’s large industrial electric customers. The scope of the proposed settlement did not include MISO costs. The ability to recover or defer MISO costs was to be determined in another proceeding before the IURC, filed by several of the investor-owned electric utilities in Indiana (see the following paragraph). The evaluation study was completed on June 30, 2005 by the engineering firm, Burns and McDonnell. On July 14, 2005, the OUCC filed a notice disavowing the MOU. In addition to confirming the need for a solution to help Northern Indiana meet certain control performance standards, the evaluation study identified several potential, alternative solutions. Northern Indiana continues to work with the OUCC and some of the utility’s industrial customers to explore the various

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations (continued)
options suggested by the independent study. Northern Indiana anticipates that the parties will collaborate to reach a mutually acceptable solution that will address electric reliability issues.
On July 9, 2004, a verified joint petition was filed by PSI Energy, Inc., Indianapolis Power & Light Company, Northern Indiana and Vectren Energy Delivery of Indiana, Inc., seeking approval of certain changes in operations that are likely to result from the MISO’s implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the MISO’s implementation of standard market design mechanisms, such as the MISO’s proposed real-time and day-ahead energy markets. The hearing in this matter was completed on February 11, 2005, and an IURC order was issued on June 1, 2005. The order, applicable to Northern Indiana, authorized recovery or deferral of fuel related MISO Day 2 costs but denied recovery or deferral of non-fuel MISO Day 2 costs during Northern Indiana’s rate moratorium.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition with the IURC for approval of an arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana (“Whiting Clean Energy Facility”) which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the ultimate sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. The IURC is expected to issue a final order in late 2005 or early 2006 following an evidentiary hearing, which is scheduled for the fourth quarter of 2005. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC.
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. Northern Indiana currently anticipates a total capital investment amounting to approximately $305 million. This amount was filed in Northern Indiana’s latest compliance plan, which was approved by the IURC on January 19, 2005. The ECRM revenues amounted to $12.8 million for the six months ended June 30, 2005, and $36.8 million from inception to date, while EERM revenues were $2.4 million for the first half of 2005. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. ECR-6 is expected to be filed in August 2005.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter had both filed motions requesting the IURC to reconsider its order and were denied. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working to comply with the remainder of the IURC’s order concerning the installation of a backup line.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of June 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 7-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations (continued)
Sales
Electric sales quantities for the second quarter of 2005 were 4,153.1 gwh, a decrease of 91.0 gwh compared to the 2004 period, as a result of decreased wholesale transaction sales and decreased industrial sales due to steel customers running at lower levels. Residential and commercial sales quantities improved due to increases in the number of customers and warmer weather in the current period.
Electric sales for the first six months of 2005 was 8,336.4 gwh, a decrease of 162.8 gwh compared to the 2004 period, as a result of decreased wholesale transaction sales and decreased industrial sales due to steel customers running at lower levels. Residential and commercial sales quantities increased due to increases in the number of customers and warmer weather.
Net Revenues
In the second quarter of 2005, electric net revenues of $189.6 million increased by $7.1 million from the comparable 2004 period. This improvement was primarily a result of warmer weather compared to the second quarter of last year.
In the first six months of 2005, electric net revenues were $376.3 million, an increase of $14.3 million from the comparable 2004 period as a result of an increase in sales of approximately $6 million due to favorable weather conditions, an increase of $7.5 million in environmental cost tracker revenues, and increases in revenues from growth in residential and commercial customers. These increases in Electric Operations net revenues for the first half of 2005 were partially offset by $4.1 million in increased costs associated with MISO.
Operating Income
Operating income for the second quarter of 2005 was $61.0 million, a decrease of $21.0 million from the same period in 2004. The decrease was primarily due to the comparable 2004 period benefiting from a property tax accrual reduction of $18.1 million. Incremental MISO costs and fees of $5.6 million, restructuring charges of $1.8 million and increased electric production expense of $3.0 million in the current quarter were partially offset by increased net revenues discussed above.
Operating income for the first six months of 2005 was $126.4 million, a decrease of $14.4 million from the same period in 2004. This reduction in operating income was primarily due to the impact of a property tax accrual reduction of $18.1 million in the comparable 2004 period. Incremental MISO costs and fees of $6.3 million, increased electric production expense of $5.4 million and restructuring charges of $1.8 million in the current period were partially offset by an increase in net revenues discussed above. The 2004 period was negatively impacted by a $3.3 million expense for Electric Operations’ portion of a redemption premium paid for the early extinguishment of certain medium-term notes at Northern Indiana.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Other Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
( in millions)	2005	2004	2005	2004

Net Revenues	$—	$—	$—	$—

Total Operating Expenses	—	0.3	—	0.5

Operating Loss	$—	$(0.3)	$—	$(0.5)

The Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sells an undivided percentage ownership interest in these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. Under the agreement, Northern Indiana acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services. NRC commenced operations on December 30, 2003.
NRC contributes positive net income to the Other Operations segment, through income generated through the intercompany sale of receivables which is recorded in Other Income (Deductions) in the Statements of Consolidated Income. Also included in the Other Income (Deductions) section are expenses NRC pays directly to the commercial paper conduit. Operating Expenses include legal, management, and director fees and were approximately $20 thousand for the three months ended June 30, 2005. Operating Expenses include legal, management, and director fees and were approximately $58 thousand for the six months ended June 30, 2005. The table above reflects dollars in millions, and therefore these amounts round to zero in the 2005 periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Northern Indiana Public Service Company
For a discussion regarding quantitative and qualitative disclosures about market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
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
Changes in Internal Controls
The MISO Day 2 market became effective on April 1, 2005, which impacted Northern Indiana’s regulated electric generation and purchase power operations. In connection with the implementation of MISO Day 2, Northern Indiana has implemented new processes and modified existing processes to facilitate participation in, and resultant settlements within the MISO market. Besides this change, there have been no other changes in Northern Indiana’s internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Northern Indiana’s internal control over financial reporting.

PART II – OTHER INFORMATION
Northern Indiana Public Service Company
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 31, 2005, the sole stockholder of Northern Indiana elected Timothy A. Dehring and Mark T. Maassel as directors of the Corporation until the next annual meeting of the stockholders or until each successor is duly elected, appointed and qualified.
ITEM 5. OTHER INFORMATION
On August 3, 2005, the sole common shareholder of Northern Indiana voted to amend Northern Indiana’s Articles of Incorporation to change the range for the number of directors to a range of 1 to 5 from the previous range of 3 to 5. This amendment will become effective upon the filing of the amended articles with the Secretary of State for the State of Indiana. Similarly, on August 3, 2005, the Board of Directors of Northern Indiana voted to amend the by-laws of Northern Indiana to change the range for the number of directors to a range of 1 to 5 from the previous range of 3 to 5. This amendment was effective immediately. Conformed copies of the revised articles of incorporation and by-laws are attached to this report as Exhibits 3.1 and 3.2, respectively.
ITEM 6. EXHIBITS

(3.1)	Articles of Incorporation of Northern Indiana as amended through August 3, 2005. *

(3.2)	By-laws of Northern Indiana as amended through August 3, 2005. *

(31.1)	Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of William M. O’Malley, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of William M. O’Malley, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *
*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern Indiana Public Service Company
(Registrant)
Date: August 5, 2005	By:	/s/ Jeffrey W. Grossman
Jeffrey W. Grossman
Vice President (Duly Authorized Officer)