Form 10-Q
period 2005-09-30
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2005-11-07
CIK 72843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2005, 73,282,258 shares of the registrant’s Common Shares, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.

NORTHERN INDIANA PUBLIC SERVICE COMPANY
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Columbia	Columbia Energy Group
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
NRC	NIPSCO Receivables Corporation
TPC	EnergyUSA-TPC Corp.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
APB No. 28	Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”
ARP	Alternative Regulatory Plan
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
ECRM	Environmental Cost Recovery Mechanism
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
ITC	Independent Transmission Company (Grid America)
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Generating Station
MMDth	Million dekatherms
MMI	Midwest Market Initiative
MOU	Memorandum of Understanding
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PPS	Price Protection Service
PRB	Powder River Basin
QPAI	Qualified production activities income
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Uncertain Tax Positions”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”

DEFINED TERMS (continued)

SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SIP	State Implementation Plan
SO2	Sulfur dioxide

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Northern Indiana Public Service Company
Statements of Consolidated Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

Operating Revenues
Gas	$129.7	$90.6	$708.9	$654.1
Gas-affiliated	7.1	0.8	10.5	3.3
Electric	372.6	298.7	935.7	818.3
Electric—affiliated	0.4	4.6	1.7	13.3

Gross Operating Revenues	509.8	394.7	1,656.8	1,489.0

Cost of Energy
Gas costs	101.1	58.1	522.2	466.8
Gas costs—affiliated	0.2	0.2	3.1	0.2
Fuel for electric generation	78.6	62.2	200.6	170.6
Fuel for electric generation—affiliated	3.6	0.7	7.0	3.4
Power purchased	51.3	23.5	113.2	64.2
Power purchased—affiliated	8.7	6.0	9.5	20.5

Cost of sales	243.5	150.7	855.6	725.7

Total Net Revenues	266.3	244.0	801.2	763.3

Operating Expenses
Operation and maintenance	94.7	87.4	285.8	267.6
Depreciation and amortization	68.9	65.6	204.4	197.2
Gain on sale of assets	—	—	(0.8)	—
Other taxes	15.2	19.4	54.1	48.6

Total Operating Expenses	178.8	172.4	543.5	513.4

Operating Income	87.5	71.6	257.7	249.9

Other Income (Deductions)
Interest on long-term debt	(5.9)	(6.4)	(19.8)	(21.1)
Other interest	(1.3)	(1.7)	(1.6)	(3.9)
Other interest—affiliated	(3.9)	(2.6)	(7.2)	(6.3)
Amortization of premium, reacquisition premium, discount and expense on debt, net	(0.9)	(0.9)	(2.7)	(2.7)
Other, net	(1.1)	0.1	(4.0)	(0.6)

Total Other Income (Deductions)	(13.1)	(11.5)	(35.3)	(34.6)

Income before Income Taxes	74.4	60.1	222.4	215.3
Income Taxes	29.7	20.7	89.6	83.1

Net Income	$44.7	$39.4	$132.8	$132.2

Dividend requirements on preferred stocks	1.1	1.1	3.2	3.3

Balance available for common shares	$43.6	$38.3	$129.6	$128.9

Common dividends declared	$—	$—	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Consolidated Balance Sheets

	September 30,	December 31,
(in millions)	2005	2004

(unaudited)
ASSETS
Utility Plant, at original cost
Electric	$4,902.0	$4,839.0
Gas	1,548.8	1,523.4
Common	367.9	366.4

Total Utility Plant	6,818.7	6,728.8

Less — Accumulated provision for depreciation and amortization	3,330.5	3,199.7

Net Utility Plant	3,488.2	3,529.1

Other Property and Investments	2.3	2.3

Current Assets:
Cash and cash equivalents	41.8	0.5
Restricted cash	—	22.4
Accounts receivable and unbilled revenue (less reserve of $13.7 and $8.6, respectively)	103.0	195.6
Accounts receivable — affiliated	37.6	3.2
Underrecovered fuel costs	30.3	7.1
Materials and supplies, at average cost	47.2	47.7
Electric production fuel, at average cost	27.6	29.2
Natural gas in storage, at last-in, first-out cost	114.1	106.6
Price risk management assets	75.4	0.2
Regulatory assets	32.3	29.8
Prepayments and other	64.8	38.4

Total Current Assets	574.1	480.7

Other Assets:
Regulatory assets	168.0	183.7
Intangible assets	24.4	31.1
Deferred charges and other	6.6	6.9

Total Other Assets	199.0	221.7

Total Assets	$4,263.6	$4,233.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Consolidated Balance Sheets (continued)

	September 30,	December 31,
(in millions, except shares outstanding)	2005	2004

(unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity
Common stock — without par value — 73,282,258 shares outstanding	$859.5	$859.5
Additional paid-in capital	64.3	63.0
Retained earnings	486.6	356.9
Other comprehensive loss	(128.0)	(123.2)

Total common shareholder’s equity	1,282.4	1,156.2
Preferred Stocks — Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	498.0	497.9
Long-term debt—affiliated, excluding amounts due within one year	350.0	—

Total Capitalization	2,211.5	1,735.2

Current Liabilities
Current portion of long-term debt	—	73.3
Short-term borrowings—affiliated	—	494.9
Accounts payable	138.4	171.3
Accounts payable—affiliated	27.9	14.7
Dividends declared on preferred stocks	1.0	1.0
Customer deposits	60.1	56.4
Taxes accrued	83.6	55.8
Interest accrued	2.5	6.9
Overrecovered gas costs	11.2	13.0
Accrued employment costs	18.0	23.7
Price risk management liabilities	—	13.5
Regulatory liabilities	0.3	—
Accrued liability for postretirement and pension benefits	22.0	23.0
Other accruals	75.2	59.2

Total Current Liabilities	440.2	1,006.7

Other Liabilities and Deferred Credits
Deferred income taxes	447.4	455.8
Deferred investment tax credits	45.0	50.2
Deferred credits	19.7	19.3
Accrued liability for postretirement and pension benefits	278.9	239.6
Preferred stock liabilities with mandatory redemption provisions	—	0.6
Regulatory liabilities and other removal costs	800.2	706.6
Other noncurrent liabilities	20.7	19.8

Total Other	1,611.9	1,491.9

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$4,263.6	$4,233.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2005	2004

Operating Activities
Net Income	$132.8	$132.2
Adjustments to reconcile net income to net cash:
Depreciation and amortization	204.4	197.2
Net changes in price risk management activities	(18.7)	(6.2)
Deferred income taxes and investment tax credits	(26.1)	(32.0)
Amortization of unearned compensation	0.2	0.2
Amortization of discount/premium on debt	2.7	2.7
Gain on sale of assets	(0.8)	—
Other	(0.3)	(0.7)
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	88.6	53.8
Inventories	(5.5)	28.9
Accounts payable	(17.7)	(38.5)
Customer deposits	3.7	3.0
Taxes accrued	32.3	32.0
Interest accrued	(4.4)	0.4
(Under) Overrecovered gas and fuel costs	(25.0)	(9.2)
Prepayments and other current assets	(5.1)	4.5
Regulatory assets/liabilities	9.2	15.8
Postretirement and postemployment benefits	15.2	20.3
Deferred credits	0.5	2.2
Other accruals	(22.8)	(13.6)
Deferred charges and other noncurrent assets	0.3	0.5
Other noncurrent liabilities	(6.3)	(11.3)

Net Cash Flows from Operating Activities	357.2	382.2

Investing Activities
Capital expenditures	(124.3)	(158.1)
Change in affiliated money pool lendings	(28.2)	—
Proceeds from disposition of assets	1.4	3.6
Other investing activities	55.5	(5.2)

Net Cash Flows used for Investing Activities	(95.6)	(159.7)

Financing Activities
Issuance of affiliated long-term debt	350.0	—
Retirement of long-term debt	(73.3)	(143.0)
Change in affiliated money pool borrowings	(493.8)	(74.8)
Dividends paid — preferred shares	(3.2)	(3.4)

Net Cash Flows used for Financing Activities	(220.3)	(221.2)

Increase in cash and cash equivalents	41.3	1.3
Cash and cash equivalents at beginning of period	0.5	0.3

Cash and cash equivalents at end of period	$41.8	$1.6

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	33.3	31.6
Interest capitalized	0.3	0.7
Cash paid for income taxes	69.7	78.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Statements of Consolidated Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, net of tax)	2005	2004	2005	2004

Net Income	$44.7	$39.4	$132.8	$132.2
Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on cash flow hedges	8.8	0.5	12.9	(1.2)
Minimum pension liability adjustment	(17.7)	4.5	(17.7)	4.5

Total other comprehensive income (loss)	(8.9)	5.0	(4.8)	3.3

Total Comprehensive Income	$35.8	$44.4	$128.0	$135.5

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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Northern Indiana’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. In the Statements of Consolidated Cash Flows for the nine months ended September 30, 2004, the classification of the activity in restricted cash balances has been reclassified to an investing activity within “Other investing activities.” Northern Indiana previously presented such changes as an operating activity. For the nine months ended September 30, 2004, this resulted in a $5.2 million decrease to investing cash flows and a corresponding increase to operating cash flows from the amounts previously reported.
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
SFAS No. 123 (revised 2004) — Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. Northern Indiana plans to adopt this standard on January 1, 2006, using a modified version of the prospective application for NiSource share-based awards issued to employees of Northern Indiana. NiSource is currently reviewing its share-based compensation programs and the provisions of SFAS No. 123R
Accounting for Uncertain Tax Positions. On July 14, 2005, the FASB issued an Exposure Draft, “Accounting for Uncertain Tax Positions,” that would interpret SFAS No. 109. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a “probable recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effects of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Northern Indiana is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. The Exposure Draft is scheduled to be finalized in the first quarter of 2006.
3.	Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. In

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
connection with the IBM agreement, a total reduction of approximately 1,000 positions is expected through the transition period. Approximately 570 of the impacted employees are expected to become employees of IBM or its subcontractors. As of September 30, 2005, 570 employees were terminated during the quarter as a result of the agreement with IBM, of which 499 became employees of IBM. Northern Indiana recognized approximately $3.7 million in restructuring charges in the third quarter of 2005 for non-cash pension and post-retirement benefit expense related to the severed employees, which is reflected in the liability for postretirement and pension benefits. Of the $3.7 million restructuring charge recorded in the third quarter, $1.7 million was recorded by the Gas Distribution Operations segment and $2.0 million was recorded by the Electric Operations segment. Northern Indiana is allocated costs associated with NiSource Corporate Services employees identified for termination. In June 2005, Northern Indiana recorded a restructuring charge of $3.2 million for estimated severance payments expected to be made by NiSource Corporate Services in connection with the IBM agreement. Of the $3.2 million restructuring charge recorded for the second quarter, $1.4 million was recorded by the Gas Distribution Operations segment and $1.8 million was recorded by the Electric Operations segment. These restructuring charges are included in “Operation and maintenance” expense on the Statements of Consolidated Income.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in the Gas Distribution and the Electric Operations segments and included the closure of the Mitchell Station in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees. In connection with these earlier restructuring initiatives, a total of approximately 170 management, professional, administrative and technical positions were identified for elimination at Northern Indiana. As of September 30, 2005, approximately 163 employees were terminated, of whom zero and 1 employee was terminated during the quarter and nine months ended September 30, 2005, respectively.
4.	Regulatory Matters
Gas Distribution Operations Related Matters
Northern Indiana continues to offer a Choice Program where customers can choose to purchase gas from a third party supplier, through a regulatory initiative. Through the month of September 2005, approximately 60 thousand of Northern Indiana’s residential and small commercial customers selected an alternate supplier.
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
Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. The IURC issued their final Order on August 24, 2005 permitting Northern Indiana full recovery of its gas costs and affirming its position on the regulatory pricing of gas in storage as decided in Northern Indiana’s GCA5.
Northern Indiana’s GCA7 annual demand cost recovery filing, covering the period November 1, 2005 through October 31, 2006 was made on August 29, 2005. A procedural schedule was established on October 13, 2005, setting this filing for hearing later in the fourth quarter of 2005.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Settlement Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the current ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathered the terms of existing contracts that marketers have with Choice customers and established a scope for negotiations. On May 2, 2005, Northern Indiana filed an unopposed motion that provided Parties more time to negotiate terms of the ARP and extend the expiration date of the current ARP to April 30, 2006. This action was approved by the IURC on May 25, 2005. A joint Stipulation and Settlement Agreement resolving all terms of the new ARP among Parties was filed with the IURC on July 13, 2005. The Settlement establishes a four-year term that expires May 1, 2010, provides for the continuation of current products and services offered under the current ARP including the GCIM, spells out the terms of Northern Indiana’s merchant role, establishes a risk and reward mechanism to mitigate cost allocations created through Northern Indiana’s Choice program, and a rate moratorium with exceptions for the term of the Agreement. An unopposed hearing was held on October 18, 2005 with a final IURC decision expected in the fourth quarter of 2005.
Northern Indiana filed to extend and expand its one-year Winter Warmth, energy assistance, pilot on October 3, 2005. Northern Indiana is seeking approval to provide $7.9 million in low-income and hardship deposit and bill assistance and low-income weatherization support effective December 16, 2005. The program is funded by $0.9 million in Northern Indiana contributions and $7.0 million from ratepayers through a volumetric surcharge. Northern Indiana expects both a hearing and an order on this filing in the fourth quarter of 2005.
Electric Operations Related Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $46.7 million and $41.9 million were recognized for electric customers for the first nine months of 2005 and 2004, respectively.
On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003, also known as “Day 1.” In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC ceased operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana incurs categories of transmission charges based upon MISO’s FERC-approved tariff. One of the categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. MISO Day 1 administrative fees were $2.3 million for the first nine months of 2005. The Day 1 MISO Schedule 10 administrative fees are currently estimated to be $2.5 to $3.0 million annually.
The MISO has launched the MMI, also known as “Day 2,” implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by the FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the real-time market on April 1, 2005. Northern Indiana is actively participating in the MMI. Based on the first six months of market operations, management expects a financial impact of approximately $2.4 million annually in operating expenses for MMI administrative costs, which were $1.6

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
million for the period April through September 2005. These are in addition to the MISO Day 1 Schedule 10 administrative costs for which Northern Indiana was denied deferral treatment in 2004. MMI energy costs are being accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI, and for Northern Indiana are recovered through the FAC in accordance with the final IURC order issued on June 1, 2005. The detailed MMI tariff manages aspects of system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real-time resource dispatch for resources under its control on a five-minute basis. The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that protect against congestion costs occurring in the day-ahead market. Northern Indiana has not yet been a participant in the auction market for FTRs, but is allocated FTRs on a seasonal basis and at zero cost, for its use to protect against congestion costs. Northern Indiana retains its obligation for load following and other ancillary services.
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
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1 and 2, 2004. The settlement, described in the following paragraph, covers this proceeding. An IURC order, based upon the settlement, is expected in the first quarter of 2006.
On March 31, 2005, Northern Indiana and the OUCC filed an MOU with the IURC that could have resulted in settlements of the City of Gary petition and Purchased Power and Transmission Tracker petition. The settlement agreement that was contemplated by the MOU would have provided, among other things, for the recovery of Northern Indiana’s costs for Intermediate Dispatchable Power purchased from TPC and would have required Northern Indiana to file a base rate case in 2007. The MOU provided that a settlement was contingent upon: 1) acceptable results of a third party evaluation study to be performed by an independent consultant relating to the use of Whiting Clean Energy and the Mitchell Station to meet the control performance standards required by the North American Electric Reliability Council and 2) affirmative consent to the other terms of the MOU by Northern Indiana’s large industrial electric customers. The scope of the proposed settlement did not include MISO costs. The ability to recover or defer MISO costs was to be determined in another proceeding before the IURC, filed by several of the investor-owned electric utilities in Indiana (see the following paragraph). The evaluation study was completed on June 30, 2005 by the engineering firm, Burns and McDonnell. On July 14, 2005, the OUCC filed a notice disavowing the MOU. In addition to confirming the need for a solution to help Northern Indiana meet certain

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
control performance standards, the evaluation study identified several potential, alternative solutions. Northern Indiana, the OUCC and the Industrial Group, reached a settlement agreement for purposes of partially settling the Interim Order approving Whiting Clean Energy to sell to TPC electric power generated at Whiting Clean Energy’s generating facility which would then be sold to Northern Indiana and settling all matters in the City of Gary and Purchased Power and Transmission Tracker petitions. The OUCC and the Industrial Group agree that they will recommend to the IURC that Northern Indiana be allowed to recover through its FAC the cost of fuel per the Power Purchase Agreement between TPC and Northern Indiana from August 9, 2005 through November 30, 2005. Northern Indiana began recovering the cost of this fuel through the FAC in August 2005 per this agreement, in accordance with the IURC approval received in FAC 68 (See below). Northern Indiana, the OUCC and the Industrial Group agreed to meet in November 2005, to assess the need for a portion of or the entire Intermediate Dispatchable Power contract amount from TPC and Whiting Clean Energy beyond November 30, 2005. Northern Indiana anticipates that the parties will collaborate to reach a mutually acceptable solution that will address electric reliability issues.
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
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition with the IURC for approval of an arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration.
Pursuant to the July 1, 2005 interim order, Northern Indiana filed for recovery of fuel costs associated with Intermediate Dispatchable Power purchases in FAC 68. On October 26, 2005, the IURC issued an order in FAC 68 allowing recovery of the fuel cost associated with the Intermediate Dispatchable Power purchases.
On November 26, 2002, Northern Indiana received approval for an environmental cost tracker. Under the environmental cost tracker, Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On January 19, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $305 million. On October 13, 2005, Northern Indiana filed for approval of the revised cost estimates to meet the environmental standards. Northern Indiana anticipates a total capital investment amounting to approximately $306 million. The ECRM revenues amounted to $20.8 million for the nine months ended September 30, 2005, and $44.8 million from inception to date, while EERM revenues were $5.2 million for the first nine months of 2005. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. The IURC approved ECR-5 and EER-2 on March 23, 2005. ECR-6 was filed in August 2005 for capital expenditures (net of accumulated depreciation) of $232.7 million and was approved by the IURC on October 26, 2005, with slight modifications.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter had both filed motions requesting the IURC to reconsider its order and were denied. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC required backup line and the special fast switching equipment with growth plans recently announced by Jupiter.
5.	Risk Management Activities
Northern Indiana uses commodity-based derivative financial instruments to manage certain risks in its business. Northern Indiana accounts for its derivatives under SFAS No. 133.
Hedging Activities. The activity for the third quarter and nine months ended September 30, 2005 and 2004 affecting accumulated other comprehensive income, with respect to cash flow hedges included the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, net of tax)	2005	2004	2005	2004

Unrealized gains (losses) on derivatives qualifying as cash flow hedges at the beginning of the period	$0.4	$0.9	$(3.7)	$2.6

Unrealized hedging gains arising during the period of derivatives qualifying as cash flow hedges	8.9	1.0	10.2	1.6

Reclassification adjustment for net loss (gain) included in net income	(0.1)	(0.5)	2.7	(2.8)

Net unrealized gains on derivatives qualifying as cash flow hedges at the end of the period	$9.2	$1.4	$9.2	$1.4

Unrealized gains and losses on Northern Indiana’s hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $18.1 million and zero at September 30, 2005 and December 31, 2004, respectively, all of which were included in “Current Assets.” Price risk management liabilities were zero and $6.1 million at September 30, 2005 and December 31, 2004, respectively, all of which were included in “Current Liabilities.”
During the third quarter of 2005 and 2004, a gain of $1.5 million and zero, net of taxes respectively, were recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During the third quarter of 2005 and 2004, Northern Indiana reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income recognition of amounts currently classified in other comprehensive income of approximately $9.2 million, net of taxes.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
Commodity Price Risk Programs. Northern Indiana uses NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of its gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $54.1 million and $0.2 million of price risk management assets associated with this program at September 30, 2005 and December 31, 2004, respectively. In addition, the Consolidated Balance Sheets reflected zero and $7.4 million of price risk management liabilities associated with this program at September 30, 2005 and December 31, 2004, respectively.
Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges. The Consolidated Balance Sheets reflected $11.7 million and zero of price risk management assets and zero and $5.3 million of price risk management liabilities associated with this program at September 30, 2005 and December 31, 2004, respectively.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases fixed priced gas as well as options to call on additional volumes that match the anticipated delivery needs of the program and currently uses NYMEX futures and options contracts for these hedge transactions. These derivatives are presently designated as cash flow hedges. The Consolidated Balance Sheets reflected $6.4 million and zero of price risk management assets and zero and $0.8 million of price risk management liabilities at September 30, 2005 and December 31, 2004, respectively, associated with the DependaBill program.
As part of the new MISO Day 2 initiative, Northern Indiana was allocated FTRs. These rights protect the company against congestion losses due to the new MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. The Consolidated Balance Sheets reflected $3.2 million of price risk management assets and zero of price risk management liabilities at September 30, 2005.
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
6.	Pension and Other Postretirement Benefits
Northern Indiana participates in the NiSource pension and other postretirement benefit plans. NiSource uses September 30 as its measurement date for its pension and other postretirement benefit plans. In accordance with SFAS No. 87, Northern Indiana adjusted its minimum pension liability at September 30, 2005, increasing the pension liability by approximately $23 million. The increase in the liability is primarily due to a reduction in the discount rate from 6.0 % to 5.5% used to determine the pension benefit obligation. Northern Indiana recognized $3.5 million and $4.0 million in allocated pension expenses, and $7.0 million and $7.0 million in other postretirement benefit expenses for the third quarter of 2005 and of 2004, respectively. Northern Indiana recognized $10.5 million and $11.9 million in allocated pension expenses, and $20.8 million and $21.1 million in other postretirement benefit expenses for the first nine months of 2005 and 2004, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
Northern Indiana does not expect to make contributions to the pension plan in 2005. However, Northern Indiana expects to contribute $19.3 million to the other postretirement benefit plans in 2005. As of September 30, 2005, Northern Indiana has contributed $12.6 million to its other postretirement benefit plans.
During the third quarter of 2005 Northern Indiana recognized a $3.4 million curtailment for pension and other postretirement benefits and a $0.4 million cost for special termination benefits in connection with business processes outsourced in connection with the IBM agreement.
The following disclosures are for the NiSource pension and other postretirement benefit plans, which include Northern Indiana and NiSource Corporate Services employees. The following tables provide the components of the plans’ net periodic benefits cost for the third quarter and nine months ended September 30, 2005 and September 30, 2004:

	Pension Benefits		Other Benefits
Three months ended September 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$4.5	$4.2	$1.0	$0.9
Interest cost	17.9	17.7	4.2	3.9
Expected return on assets	(22.7)	(21.8)	—	—
Amortization of transitional obligation	—	—	2.2	2.6
Amortization of prior service cost	2.1	1.9	—	—
Recognized actuarial loss	3.6	3.8	—	—
Special termination benefits	0.4	—	—	—
Settlement/Curtailment loss	1.1	—	2.3	—

Net Periodic Benefits Cost	$6.9	$5.8	$9.7	$7.4

	Pension Benefits		Other Benefits
Nine months ended September 30, (in millions)	2005	2004	2005	2004

Net periodic cost
Service cost	$13.5	$12.8	$2.9	$2.8
Interest cost	53.7	52.9	12.8	11.9
Expected return on assets	(68.2)	(65.3)	—	(0.1)
Amortization of transitional obligation	—	—	6.4	7.7
Amortization of prior service cost	6.4	5.6	—	—
Recognized actuarial loss	10.7	11.3	—	—
Special termination benefits	0.4	—	—	—
Settlement/Curtailment loss	1.1	—	2.3	—

Net Periodic Benefits Cost	$17.6	$17.3	$24.4	$22.3

7.	Other Commitments and Contingencies
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
As of September 30, 2005, a reserve of approximately $14.5 million has been recorded to cover probable corrective actions at sites where Northern Indiana has environmental remediation liability. The ultimate liability in connection with these sites will depend upon many factors, including the volume of material contributed to the site, the number of the other potentially responsible parties and their financial viability, the extent of corrective actions required and rate recovery. Based upon investigations and management’s understanding of current environmental laws and regulations, Northern Indiana believes that any corrective actions required will not have a material effect on its financial position or results of operations.
Gas Distribution Operations. There were no new environmental matters relating to Gas Distribution Operations during the first nine months of 2005.
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
On March 10, 2005, the EPA issued the CAIR final regulations. The rule establishes phased reductions of NOx and SO2 from 28 Eastern States, including Indiana electric utilities, by establishing an annual emissions cap for NOx and SO2 and an additional cap on NOx emissions during the ozone control season. Phase I reductions would be required by January 2009 and January 2010 for NOx and SO2, respectively. Phase II reductions for both NOx and SO2 would be required by January 2015. Emission trading programs would be established to meet the emission caps. As an affected state, Indiana is required to initiate a state rule making, for submittal to the EPA by September 11, 2006, creating rules, or a SIP, detailing how it will implement the federal rule and meet the emission caps. In June 2005, Indiana initiated the process to develop a state rule to implement the EPA CAIR. The final form of the state rule will determine whether Northern Indiana and other utilities in the state will be able to participate in the EPA’s emission trading programs and impact the level of control required for each unit. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued) (unaudited)
On April 15, 2004, the EPA proposed amendments to its July 1999 Regional Haze Rule that requires states to set periodic goals for improving visibility in 156 natural areas across the United States by implementing state emission reduction rules. These amendments would apply to the eligible industrial facilities emitting air pollutants that reduce visibility. States must develop implementation rules by January 2008. Resulting rules could require additional reductions of NOx, SO2 and particulate matter from coal-fired boilers including Northern Indiana’s electric generating stations, depending upon the outcome of multi-pollutant regulations. On July 6, 2005, EPA finalized Regional Haze Regulations and guidelines that allow states that opt to participate in the CAIR cap-and-trade program to not require affected facilities to install, operate and maintain additional control equipment. Until the state rules are promulgated, the potential impact on Northern Indiana is uncertain. Northern Indiana will continue to closely monitor developments in this area.
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

	September 30,	December 31,
(in millions)	2005	2004

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on cash flow hedges	$15.5	$(6.2)
Minimum pension liability adjustment	(230.7)	(200.9)

Other comprehensive loss, before tax	(215.2)	(207.1)

Income tax benefit related to items of other comprehensive loss	87.2	83.9

Total Accumulated Other Comprehensive Loss, net of tax	$(128.0)	$(123.2)

9.	Income Taxes
For the nine months ended September 30, 2005 and 2004, Northern Indiana’s provision for income taxes was calculated in accordance with APB. No 28. Accordingly, the interim effective tax rate reflects the estimated annual effective tax rate for 2005 and 2004, respectively. The effective tax rate differs from the federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and certain non-deductible expenses.

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
Northern Indiana’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana and engages in wholesale and wheeling transactions. The Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell an undivided percentage ownership interest in these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. NRC commenced operations on December 30, 2003.
The following table provides information about Northern Indiana business segments. Northern Indiana uses operating income as its primary measurement for each of the reporting segments. Operating income is derived from revenues and expenses directly associated with each segment.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

REVENUES
Gas Distribution Operations
Unaffiliated	$129.7	$90.6	$708.9	$654.1
Affiliated	7.1	0.8	10.5	3.3

Total	136.8	91.4	719.4	657.4

Electric Operations
Unaffiliated	372.6	298.7	935.7	818.3
Affiliated	0.4	4.6	1.7	13.3

Total	373.0	303.3	937.4	831.6

Consolidated Revenues	$509.8	$394.7	$1,656.8	$1,489.0

Operating Income (Loss)
Gas Distribution Operations	$(22.8)	$(23.6)	$21.0	$14.4
Electric Operations	110.4	95.4	236.8	236.2
Other Operations	(0.1)	(0.2)	(0.1)	(0.7)

Consolidated Operating Income	$87.5	$71.6	$257.7	$249.9

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
CONSOLIDATED REVIEW
Results of Operations
The Quarter Ended September 30, 2005
Net Income
Northern Indiana reported net income of $44.7 million for the three months ended September 30, 2005, an increase of $5.3 million as compared to the $39.4 million recorded in the 2004 period.
Net Revenues
Total consolidated net revenues (operating revenues less cost of sales) for the three months ended September 30, 2005, were $266.3 million, a $22.3 million increase from the same period last year. In the third quarter of 2005, electric net revenues of $230.8 million increased by $19.9 million from the comparable 2004 period. This improvement was primarily a result of warmer weather compared to the third quarter of last year that favorably impacted net revenues by approximately $19 million. Also, increased sales to residential and commercial customers, due to both usage and added customers, and environmental cost trackers increased net revenues by $7.4 million and $4.9 million respectively. Partially offsetting these impacts were MISO costs of $5.3 and revenue credits of $2.2 million. Gas net revenues for the third quarter ended September 30, 2005 were $35.5 million, an increase of $2.4 million from the same period in 2004. The increase in gas net revenues was principally from a gain from hedging activity of $2.4 million, due mainly to a favorable difference in location pricing differentials that created hedge ineffectiveness for those derivative contracts associated with Northern Indiana’s PPS program. Per SFAS No. 133, any gains due to hedge ineffectiveness should be recognized as income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Expenses
Operating expenses for the third quarter of 2005 were $178.8 million, an increase of $6.4 million from the comparable 2004 period. Operation and maintenance expenses were up $7.3 million, mainly due to transition costs and a pension and other postretirement benefit charge associated with the IBM agreement totaling $9.2 million, and increased electric production expense of $1.5 million, partially offset by reduced claims reserves of $2.1 million. In addition, depreciation and amortization expense increased $3.3 million mainly due to EERM tracker depreciation, which is offset in revenues. Other taxes decreased by $4.2 million primarily due to decreased property taxes.
Income Taxes
Income tax expense for the third quarter of 2005 was $29.7 million, an increase of $9.0 million compared to the comparable 2004 period, due to higher pre-tax income, offset by a $0.7 million income tax benefit from an electric production deduction (discussed below). In addition, the comparable 2004 period was favorably impacted by the reversal of a $5.7 million tax reserve, offset by a $1.3 million increase in tax expense related to the regulatory treatment of depreciation differences.
Results of Operations
Nine Months Ended September 30, 2005
Net Income
Northern Indiana reported net income of $132.8 million for the nine months ended September 30, 2005, an increase of $0.6 million as compared to the $132.2 million recorded in the 2004 period.
Net Revenues
Total consolidated net revenues (operating revenues less cost of sales) for the nine months ended September 30, 2005, were $801.2 million, a $37.9 million increase from the same period last year. In the first nine months of 2005, electric net revenues were $607.1 million, an increase of $34.2 million from the comparable 2004 period as a result of an increase in sales of approximately $26 million due to favorable weather conditions, an increase of $12.4 million in environmental cost trackers, $4.5 million of which is offset in operating expenses, and increased sales to residential and commercial customers due to both usage and added customers. These increases in Electric Operations net revenues were partially offset by $9.5 million in increased costs associated with MISO and revenue credits of $4.7 million. Gas net revenues for the nine months of 2005 were $194.1 million, an increase of $3.7 million from the same period in 2004. The increase in gas net revenues was primarily a result of increased customer count and favorable margins of $4.0 million, and the impact of 2004 regulatory refunds of $2.0 million and a gain from hedging activity of $2.4 million. The gain for hedges was due mainly to a favorable difference in location pricing differentials that created hedge ineffectiveness for those derivative contracts associated with Northern Indiana’s PPS program. Per SFAS No. 133, any gains due to hedge ineffectiveness should be recognized as income. This increase was partially offset by reduced margins in the PPS program of $5.1 million, due to higher than anticipated gas costs as well as lower earnings of $0.9 million from the GCIM.
Expenses
Operating expenses for the nine months ended September 30, 2005 were $543.5 million, an increase of $30.1 million over the comparable 2004 period. Operation and maintenance expenses were up $18.2 million, mainly due to transition costs and a pension and other postretirement benefit charge associated with the IBM agreement totaling $12.3 million, increased electric production expense of $6.9 million and MISO costs of $3.0 million, partially offset by a $4.2 million expense recognized in the comparable 2004 period related to a redemption premium from the early extinguishment of certain medium-term notes. In addition, depreciation and amortization expense increased $7.2 million mainly due to EERM tracker depreciation of $3.6 million and $3.6 million of depreciation related to plant additions. Other taxes increased by $5.5 million primarily due to a favorable accrual adjustment for property taxes recorded in the second quarter of 2004, partially offset by a reduction in the sales tax accrual.
Other Income (Deductions)
Other Income (Deductions) for the nine months ended September 30, 2005 was $35.3 million, an increase of $0.7 million over the comparable 2004 period. Interest on long-term debt for the nine months ended September 30, 2005 was $19.8 million, a decrease of $1.3 million compared to same period last year, primarily due to a reduction in long-term debt. Other, net was a loss of $4.0 million for the nine months ended September 30, 2005 compared to a loss of $0.6 million for the comparable 2004 period, due to increased costs related to the sale of accounts receivables.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Income Taxes
Income tax expense for the nine months ended September 30, 2005 was $89.6 million, an increase of $6.5 million compared to the same period last year, due to higher pre-tax income, offset by a $2.1 million income tax benefit from an electric production deduction (discussed below). In addition, the comparable 2004 period was favorably impacted by the reversal of a $5.7 million tax reserve.
The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana’s electric production activities qualify for this deduction. The deduction is equal to 3% of QPAI for the taxable year, with certain limitations. This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter. The 2005 tax benefit associated with the Section 199 domestic production deduction is estimated to be $2.6 million. The United States Treasury Department has issued guidance for calculating this deduction in Notice 2005-14 and in proposed regulations issued on October 20, 2005. Northern Indiana is still evaluating the impact of the recently issued proposed regulations and, as such, the estimated $2.6 million tax benefit is subject to revision.
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
Operating Activities. Net cash from operating activities for the nine months ended September 30, 2005 was $357.2 million, a decrease of $25.0 million from the 2004 period mainly due to a reduction in cash from working capital. Cash from operating activity decreased due to the timing of gas and fuel purchases and the recovery of that cost and the use of cash to replenish inventories in the current nine-month period.
Investing Activities. Capital expenditures in the nine months of 2005 of $124.3 million were $33.8 million lower than the 2004 period. This reduction in the capital expenditures is mainly due to a continued reduction in expenditures for NOx compliance. As of September 30, 2005, Northern Indiana and NRC had $32.2 million in affiliated NiSource Money Pool investments. Please refer to the financing activities discussed below for additional information regarding the NiSource Money Pool.
Financing Activities. On May 4, 2005, Northern Indiana received approval from the IURC for authorization to issue to NiSource Finance $350 million of unsecured inter-company notes. The notes would be issued for terms of ten, fifteen and twenty-years. On June 28, 2005, Northern Indiana issued a $137.5 million, 5.21% ten-year note and a $137.5 million, 5.42% fifteen-year note. On September 19, 2005, Northern Indiana issued a $75.0 million, 5.985% twenty-year note. The proceeds of the notes were used to reduce short-term debt and long-term debt due in 2005.
During July 2005, Northern Indiana redeemed $34.0 million of its medium-term notes with an average interest rate of 6.62%.
During June 2005, Northern Indiana redeemed $39.3 million of its medium-term notes with an average interest rate of 6.79%.
During July 2004, Northern Indiana redeemed $32.0 million of its medium-term notes with an average interest rate of 6.53%.
During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes with an average interest rate of 7.49%. The associated redemption premium of $4.2 million was charged to operating expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the SEC under the Public Utility Holding Company Act of 1935. NiSource Finance provides funding to the NiSource Money Pool from external borrowing sources. During March 2005, NiSource Finance obtained a new $1.25 billion five-year revolving credit facility with a syndicate of banks led by Barclays Capital. The credit facility is guaranteed by NiSource. As of September 30, 2005, Northern Indiana had no short-term NiSource Money Pool borrowings outstanding.
Sale of Trade Accounts Receivables
On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. The agreement will expire on December 26, 2005, but can be renewed if mutually agreed to by both parties. As of September 30, 2005, NRC had sold $150.3 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
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
Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NiSource Finance and variable rate pollution control bonds, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates during the third quarter and first nine months of 2005, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $0.7 million and $3.4 million for the quarter and nine months ended September 30, 2005, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Off Balance Sheet Arrangements
At September 30, 2005, there have been no material changes in Northern Indiana’s purchase commitments and operating leases obligations from those reported in Northern Indiana’s Form 10-K for the year ended December 31, 2004.
NiSource Outsourcing Project
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to Nisource. The 10-year agreement is expected to deliver approximately $395 million in net savings, after costs to achieve, in operating and capital costs across NiSource’s 15 primary operating subsidiaries over the course of the contract, as well as providing new tools and technology advances and enhanced service capabilities. On July 1, 2005, IBM assumed responsibility for Information Technology, Human Resources and Supply Chain procurement functions across NiSource as well as transition and transformation processes in the Meter to Cash and Customer Contact Centers. Included in the Information Technology transformation process during 2005 and 2006 are major projects in Human Resources, Finance and Accounting, Supply Chain, Gas Management, Operations and Meter to Cash. As of September 30, 2005, 499 employees have transitioned employment to IBM while knowledge transfer of other assumed functions continue. The identified net savings do not include efficiencies and other benefits from a three-year project to implement common work management solutions (WMS) and geographical information systems (GIS) across operations. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring activity related to Northern Indiana.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
Northern Indiana’s operations are divided into three primary business segments; Gas Distribution Operations, Electric Operations, and Other Operations. The Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell an undivided percentage ownership interest in these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. NRC commenced operations on December 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Gas Distribution Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

Net Revenues
Sales revenues	$128.5	$83.8	$679.0	$620.3
Less: Cost of gas sold	101.3	58.3	525.3	467.0

Net Sales Revenues	27.2	25.5	153.7	153.3
Transportation Revenues	8.3	7.6	40.4	37.1

Net Revenues	35.5	33.1	194.1	190.4

Operating Expenses
Operation and maintenance	32.3	30.0	93.3	90.6
Depreciation and amortization	22.0	21.5	65.8	64.6
Gain on sale of assets	—	—	(0.4)	—
Other taxes	4.0	5.2	14.4	20.8

Total Operating Expenses	58.3	56.7	173.1	176.0

Operating Income (Loss)	$(22.8)	$(23.6)	$21.0	$14.4

Revenues ($ in millions)
Residential	51.5	42.5	451.1	409.6
Commercial	20.0	16.0	151.6	138.6
Industrial	27.4	18.4	94.6	94.5
Transportation	8.3	7.6	40.4	37.1
Deferred Gas Costs	23.7	4.2	(37.1)	(39.2)
Other	5.9	2.7	18.8	16.8

Total	136.8	91.4	719.4	657.4

Sales and Transportation Volumes (MMDth)
Residential Sales	3.6	3.8	39.3	39.8
Commercial Sales	1.2	1.7	13.7	15.6
Industrial Sales	2.6	3.1	10.0	10.8
Transportation	30.4	34.3	113.4	118.4
Other	—	—	0.1	0.1

Total	37.8	42.9	176.5	184.7

Heating Degree Days	50	78	3,861	3,863
Normal Heating Degree Days	110	110	3,912	3,944
% Colder (Warmer) than Normal	(55)%	(29)%	(1)%	(2)%

Customers
Residential			595,917	593,211
Commercial			43,413	45,558
Industrial			2,622	2,986
Transportation			59,790	54,720
Other			11	11

Total			701,753	696,486

Northern Indiana’s natural gas distribution operations serve approximately 702 thousand customers in the northern part of Indiana. Northern Indiana offers both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Gas Distribution Operations (continued)
of customer demand with over 68% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.
Restructuring
Gas Distribution Operations recorded restructuring charges of $1.7 million in the third quarter of 2005 and $1.4 million in the second quarter of 2005 in connection with the IBM agreement previously discussed, of which $3.0 million was allocated from NiSource Corporate Services. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
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
Northern Indiana’s GCA6 annual demand cost recovery filing, covering the period November 1, 2004 through October 31, 2005 was made on August 26, 2004. The IURC authorized the collection of the demand charge, subject to refund, effective November 1, 2004 on October 20, 2004. The IURC held an evidentiary hearing in this Cause on March 2, 2005. The IURC issued their final Order on August 24, 2005 permitting Northern Indiana full recovery of its gas costs and affirming its position on the regulatory pricing of gas in storage as decided in Northern Indiana’s GCA5.
Northern Indiana’s GCA7 annual demand cost recovery filing, covering the period November 1, 2005 through October 31, 2006 was made on August 29, 2005. A procedural schedule was established on October 13, 2005, setting this filing for hearing later in the fourth quarter of 2005.
Northern Indiana, the OUCC, Testimonial Staff of the IURC, and the Marketer Group (a group which collectively represents marketers participating in Northern Indiana Choice) filed a Stipulation and Settlement Agreement with the IURC on October 12, 2004, that, among other things, extends the expiration date of the current ARP to March 31, 2006. The IURC approved the settlement agreement on January 26, 2005. The agreement, as approved by the IURC, grandfathered the terms of existing contracts that marketers have with Choice customers and established a scope for negotiations. On May 2, 2005, Northern Indiana filed an unopposed motion that provided Parties more time to negotiate terms of the ARP and extend the expiration date of the current ARP to April 30, 2006. This action was approved by the IURC on May 25, 2005. A joint Stipulation and Settlement Agreement resolving all terms of the new ARP among Parties was filed with the IURC on July 13, 2005. The Settlement establishes a four-year term that expires May 1, 2010, provides for the continuation of current products and services offered under the current ARP including the GCIM, spells out the terms of Northern Indiana’s merchant role, establishes a risk and reward mechanism to mitigate cost allocations created through Northern Indiana’s Choice program, and a rate moratorium with exceptions for the term of the Agreement. An unopposed hearing was held on October 18, 2005 with a final IURC decision expected in the fourth quarter of 2005.
Northern Indiana filed to extend and expand its one-year Winter Warmth, energy assistance, pilot on October 3, 2005. Northern Indiana is seeking approval to provide $7.9 million in low-income and hardship deposit and bill assistance and low-income weatherization support effective December 16, 2005. The program is funded by $0.9 million in Northern Indiana contributions and $7.0 million from ratepayers through a volumetric surcharge. Northern Indiana expects both a hearing and an order on this filing in the fourth quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Gas Distribution Operations (continued)
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of September 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 7-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Gas Distribution Operations.
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
For the third quarter of 2005, weather was 55% warmer than normal and 36% warmer than the third quarter of 2004.
For the first nine months of 2005, weather was 1% warmer than normal and remained unchanged from the first nine months of 2004.
Throughput
Northern Indiana sold and transported 37.8 MMDth for the third quarter 2005, as compared to 42.9 MMDth from the same period last year. The decrease in MMDth’s was mainly due to decreased transport throughput.
Total volumes sold and transported were 176.5 MMDth for the first nine months of 2005, a decrease of 8.2 MMDth from the same period in 2004, primarily due to decreased sales to commercial customers and decreased transport throughput.
Net Revenues
Net revenues for the third quarter ended September 30, 2005 were $35.5 million, an increase of $2.4 million from the same period in 2004. The increase in net revenues was principally from a gain from hedging activity of $2.4 million, due mainly to a favorable difference in location pricing differentials that created hedge ineffectiveness for those derivative contracts associated with Northern Indiana’s PPS program. Per SFAS No. 133, any gains due to hedge ineffectiveness should be recognized as income.
Net revenues for the first nine months of 2005 were $194.1 million, an increase of $3.7 million from the same period in 2004. The increase in net revenues was primarily a result of increased customer count and favorable margins of $4.0 million, and the impact of 2004 regulatory refunds of $2.0 million and a gain from hedging activity of $2.4 million (discussed above). This increase was partially offset by reduced margins in the PPS program of $5.1 million, due to higher than anticipated gas costs as well as lower earnings of $0.9 million from the GCIM.
Operating Income
For the third quarter of 2005, the operating loss was $22.8 million compared to a loss of $23.6 million from the same period in 2004. The improvement was mainly attributable to lower property taxes of $1.2 million and higher net revenue mentioned above. These favorable changes were partially offset by increased operation and maintenance expenses, due principally to transition costs and a pension and other postretirement benefit charge associated with the IBM agreement totaling $4.2 million.
For the first nine months of 2005, operating income was $21.0 million, an increase of $6.6 million from the same period in 2004. The increase was mainly attributable to lower other taxes of $6.4 million and higher net revenue mentioned above. Sales tax adjustments for 2004 and 2005 periods that lowered other taxes by $10.8 million in 2005 were partially offset by the impact of a property tax accrual reduction of $5.7 million in the comparable 2004 period. These favorable changes were partially offset by increased operation and maintenance expenses, due principally to transition costs and a pension and other postretirement benefit charge associated with the IBM agreement totaling $5.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

Net Revenues
Sales Revenues	$373.0	$303.3	$937.4	$831.6
Less: Cost of sales	142.2	92.4	330.3	258.7

Net Revenues	230.8	210.9	607.1	572.9

Operating Expenses
Operation and maintenance	62.3	57.2	192.4	176.3
Depreciation and amortization	46.9	44.1	138.6	132.6
Gain on sale of assets	—	—	(0.4)	—
Other taxes	11.2	14.2	39.7	27.8

Total Operating Expenses	120.4	115.5	370.3	336.7

Operating Income	$110.4	$95.4	$236.8	$236.2

Revenues ($ in millions)
Residential	118.3	86.9	269.0	224.8
Commercial	92.8	78.8	251.7	222.4
Industrial	116.9	100.3	333.9	304.1
Wholesale	14.6	18.8	28.4	41.6
Other	30.4	18.5	54.4	38.7

Total	373.0	303.3	937.4	831.6

Sales (Gigawatt Hours)
Residential	1,197.9	923.7	2,732.9	2,372.4
Commercial	1,082.4	990.1	2,964.7	2,749.6
Industrial	2,240.1	2,295.3	6,753.6	6,960.7
Wholesale	336.5	504.2	693.6	1,063.6
Other	34.3	31.0	82.8	97.2

Total	4,891.2	4,744.3	13,227.6	13,243.5

Cooling Degree Days	655	377	935	582
Normal Cooling Degree Days	576	576	803	803
% Warmer (Colder) than Normal	14%	(35)%	16%	(28)%

Customers
Residential			393,382	389,878
Commercial			50,922	49,983
Industrial			2,512	2,518
Wholesale			12	26
Other			767	777

Total			447,595	443,182

Northern Indiana generates and distributes electricity to approximately 448 thousand customers in 21 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
Northern Indiana coal deliveries from the PRB area have been limited to 80% - 85% of contracted amounts as a result of recent rail track problems experienced by the Union Pacific and Burlington Northern Santa Fe Railroads. Northern Indiana anticipates being able to meet the expected electricity demand through the end of the year by changing the fuel blend, which will reduce its need for PRB coal. Northern Indiana has been blending the fuel for a number of years.
Restructuring
Electric Operations recorded restructuring charges of $2.0 million in the third quarter of 2005 and $1.8 million in the second quarter of 2005 in connection with the IBM agreement previously discussed, of which $3.7 million was allocated from NiSource Corporate Services. At September 30, 2005, the remaining restructuring liability for Electric Operations was $0.1 million, relating to a restructuring plan initiated in 2000, which is substantially complete. Refer to Note 5, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Electric Operations segment.
Regulatory Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. Credits amounting to $46.7 million and $41.9 million were recognized for electric customers for the first nine months of 2005 and 2004, respectively.
On June 20, 2002, Northern Indiana, Ameren Corporation and First Energy Corporation established terms for joining the MISO through participation in an ITC. Northern Indiana transferred functional control of its electric transmission assets to the ITC and MISO on October 1, 2003, also known as “Day 1.” In April 2005, Northern Indiana, as well as the other two participants of the ITC, announced their withdrawal from the ITC and the ITC ceased operations effective November 1, 2005. As part of Northern Indiana’s use of MISO’s transmission service, Northern Indiana incurs categories of transmission charges based upon MISO’s FERC-approved tariff. One of the categories of charges, Schedule 10, relates to the payment of administrative charges to MISO for its continuing management and operations of the transmission system. Northern Indiana filed a petition on September 30, 2003, with the IURC seeking approval to establish accounting treatment for the deferral of the Schedule 10 charges from MISO. On July 21, 2004, the IURC issued an order which denied Northern Indiana’s request for deferred accounting treatment for the MISO Schedule 10 administrative fees. Northern Indiana appealed this decision to the Indiana Appellate Court, but on April 27, 2005, the Court affirmed the IURC’s original decision. Northern Indiana recorded a charge during the second quarter 2004 in the amount of $2.1 million related to the MISO administrative charges deferred through June 30, 2004, and recognized $1.6 million in MISO fees for the second half of 2004. MISO Day 1 administrative fees were $2.3 million for the first nine months of 2005. The Day 1 MISO Schedule 10 administrative fees are currently estimated to be $2.5 to $3.0 million annually.
The MISO has launched the MMI, also known as “Day 2,” implementing structures and processes of an electricity market for the MISO region. The MMI provides non-discriminatory transmission service, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. MISO’s MMI tariffs have been approved by the FERC. Financially binding activities began with the opening of the market for bids and offers on March 25, 2005, and the real-time market on April 1, 2005. Northern Indiana is actively participating in the MMI. Based on the first six months of market operations, management expects a financial impact of approximately $2.4 million annually in operating expenses for MMI administrative costs, which were $1.6 million for the period April through September 2005. These are in addition to the MISO Day 1 Schedule 10 administrative costs for which Northern Indiana was denied deferral treatment in 2004. MMI energy costs are being

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations (continued)
accounted for in the same manner that energy costs were recorded prior to the implementation of the MMI, and for Northern Indiana are recovered through the FAC in accordance with the final IURC order issued on June 1, 2005. The detailed MMI tariff manages aspects of system reliability through the use of a market-based congestion management system. The FERC approved tariff includes a centralized dispatch platform, which dispatches the most economic resources to meet load requirements efficiently and reliably in the MISO region. The tariff uses Locational Marginal Pricing (i.e. the energy price for the next lowest priced megawatt available at each location within the MISO footprint). The MISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market. The MISO also performs the real-time resource dispatch for resources under its control on a five-minute basis. The tariff also allows for the allocation, auction or sale of FTRs, which are instruments that protect against congestion costs occurring in the day-ahead market. Northern Indiana has not yet been a participant in the auction market for FTRs, but is allocated FTRs on a seasonal basis and at zero cost, for its use to protect against congestion costs. Northern Indiana retains its obligation for load following and other ancillary services.
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
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO and ITC. A hearing in this matter was held December 1 and 2, 2004. The settlement, described in the following paragraph, covers this proceeding. An IURC order, based upon the settlement, is expected in the first quarter of 2006.
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
Northern Indiana Public Service Company
Electric Operations (continued)
Indiana, the OUCC and the Industrial Group, reached a settlement agreement for purposes of partially settling the Interim Order approving Whiting Clean Energy to sell to TPC electric power generated at Whiting Clean Energy’s generating facility which would then be sold to Northern Indiana and settling all matters in the City of Gary and Purchased Power and Transmission Tracker petitions. The OUCC and the Industrial Group agree that they will recommend to the IURC that Northern Indiana be allowed to recover through its FAC the cost of fuel per the Power Purchase Agreement between TPC and Northern Indiana from August 9, 2005 through November 30, 2005. Northern Indiana began recovering the cost of this fuel through the FAC in August 2005 per this agreement, in accordance with the IURC approval received in FAC 68 (See below). Northern Indiana, the OUCC and the Industrial Group agreed to meet in November 2005, to assess the need for a portion or the entire Intermediate Dispatchable Power contract amount from TPC and Whiting Clean Energy beyond November 30, 2005. Northern Indiana anticipates that the parties will collaborate to reach a mutually acceptable solution that will address electric reliability issues.
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
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition with the IURC for approval of an arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration.
Pursuant to the July 1, 2005 interim order, Northern Indiana filed for recovery of fuel costs associated with Intermediate Dispatchable Power purchases in FAC 68. On October 26, 2005, the IURC issued an order in FAC 68 allowing recovery of the fuel cost associated with the Intermediate Dispatchable Power purchases.
On November 26, 2002, Northern Indiana received approval for an environmental cost tracker. Under the environmental cost tracker, Northern Indiana is permitted to recover (1) allowance for funds used during construction and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On January 19, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $305 million. On October 13, 2005, Northern Indiana filed for approval of the revised cost estimates to meet the environmental standards. Northern Indiana anticipates a total capital investment amounting to approximately $306 million. The ECRM revenues amounted to $20.8 million for the nine months ended September 30, 2005, and $44.8 million from inception to date, while EERM revenues were $5.2 million for the first nine months of 2005. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. The IURC approved ECR-5 and EER-2 on March 23, 2005. ECR-6 was filed in August 2005 for capital expenditures (net of accumulated depreciation) of $232.7 million and was approved by the IURC on October 26, 2005, with slight modifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations (continued)
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter had both filed motions requesting the IURC to reconsider its order and were denied. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC required backup line and the special fast switching equipment with growth plans recently announced by Jupiter.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of September 30, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 7-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for Electric Operations.
Sales
Electric sales quantities for the third quarter of 2005 were 4,891.2 gwh, an increase of 146.9 gwh compared to the 2004 period. Residential and commercial sales quantities improved due to increases in the number of customers and warmer weather in the current period, and were partially offset by decreased wholesale transaction sales and decreased industrial sales due to steel customers running at lower levels.
Electric sales for the first nine months of 2005 was 13,227.6 gwh, a decrease of 15.9 gwh compared to the 2004 period, as a result of decreased wholesale transaction sales and decreased industrial sales due to steel customers running at lower levels. Residential and commercial sales quantities increased due to increases in the number of customers and warmer weather.
Net Revenues
In the third quarter of 2005, Electric Operations net revenues of $230.8 million increased by $19.9 million from the comparable 2004 period. This improvement was primarily a result of warmer weather compared to the third quarter of last year that favorably impacted net revenues by approximately $19 million. Also, increased sales to residential and commercial customers, due to both usage and added customers, and environmental cost trackers increased net revenues by $7.4 million and $4.9 million respectively. Partially offsetting these impacts were MISO costs of $5.3 million and revenue credits of $2.2 million.
In the first nine months of 2005, Electric Operations net revenues were $607.1 million, an increase of $34.2 million from the comparable 2004 period as a result of an increase in sales of approximately $26 million due to favorable weather conditions, an increase of $12.4 million in environmental cost trackers, $4.5 million of which is offset in operating expenses, and increased sales to residential and commercial customers due to both usage and added customers. These increases in Electric Operations net revenues were partially offset by $9.5 million in increased costs associated with MISO and revenue credits of $4.7 million.
Operating Income
Operating income for the third quarter of 2005 was $110.4 million, an increase of $15.0 million from the same period in 2004. The increase was primarily due to higher net revenues described above and partially offset by transition costs and a pension and other postretirement benefit charge associated with the IBM agreement totaling $5.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations (continued)
Operating income for the first nine months of 2005 was $236.8 million, an increase of $0.6 million from the same period in 2004. Operating income increases from higher net revenues described above were mostly offset by higher operating expenses. Operating expenses increased by $33.6 million resulting from a property tax accrual reduction of $18.1 million in the comparable 2004 period and increased costs in 2005 associated with the IBM agreement for restructuring, transition, and a pension and other postretirement benefit charge totaling $6.7 million, as well as increased electric production expense of $6.9 million and MISO fees included in operating expenses of $3.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Other Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2005	2004	2005	2004

Net Revenues	$—	$—	$—	$—

Total Operating Expenses	0.1	0.2	0.1	0.7

Operating Loss	$(0.1)	$(0.2)	$(0.1)	$(0.7)

The Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell an undivided percentage ownership interest in these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. Under the agreement, Northern Indiana acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services. NRC commenced operations on December 30, 2003.
NRC contributes positive net income to the Other Operations segment, through income generated through the intercompany sale of receivables which is recorded in Other, net in the Statements of Consolidated Income. Also included in the Other, net section are expenses NRC pays directly to the commercial paper conduit. Operating Expenses include legal, management, and director fees.

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
Changes in Internal Controls
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. On July 1, 2005, IBM assumed responsibility for Information Technology, Human Resources and Supply Chain procurement functions across NiSource as well as transition and transformation processes in the Meter to Cash and Customer Contact Centers. Included in the Information Technology transformation process during 2005 and 2006 are major projects in Human Resources, Finance and Accounting, Supply Chain, Gas Management, Operations and Meter to Cash. As of September 30, 2005, 499 employees have transitioned employment to IBM while knowledge transfer of other assumed functions continue. Internal controls related to these various activities have not been changed for the third quarter 2005, however, in many cases new people are performing those controls or control activities are being performed in a different location.
The MISO Day 2 market became effective on April 1, 2005, which impacted Northern Indiana’s regulated electric generation and purchase power operations. In connection with the implementation of MISO Day 2, Northern Indiana has implemented new processes and modified existing processes to facilitate participation in, and resultant settlements within the MISO market.
Besides the internal control changes referenced above, there have been no other changes in Northern Indiana’s internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Northern Indiana’s internal control over financial reporting.

Northern Indiana Public Service Company
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NiSource, the sole common shareholder of Northern Indiana authorized by a written consent that was effective as of August 3, 2005 to amend Northern Indiana’s Articles of Incorporation to allow for the size of the board of directors to be not less than one nor more than five members.
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

Northern Indiana Public Service Company
(Registrant)

Date: November 7, 2005	By:	/s/ Jeffrey W. Grossman
Jeffrey W. Grossman
Vice President (Duly Authorized Officer)