Form 10-K
period 2005-12-31
NORTHERN INDIANA PUBLIC SERVICE CO
filed 2006-03-13
CIK 72843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to ___
Commission File Number 001-04125
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
Securities registered pursuant to Section 12(g) of the Act: Cumulative Preferred Stock — $100 Par Value (4-1/2%, 4.22%, 4.88%, 7.44% and 7.50% Series)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 28, 2006, 73,282,258 shares of the registrant’s Common Stock, no par value, were issued and outstanding, all held beneficially and of record by NiSource Inc.
Documents Incorporated by Reference
None

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Columbia	Columbia Energy Group
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
NRC	NIPSCO Receivables Corporation
TPC	EnergyUSA-TPC Corp.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
ARP	Alternative Regulatory Plan
Bcf	Billion cubic feet
Board	Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Dth	Dekatherm
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EITF No. 98-10	Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities”
EPA	United States Environmental Protection Agency
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
LDC	Local distribution companies
LIFO	Last-in, first-out
MGP	Manufactured gas plant
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
MMI	Midwest Market Initiative
MOU	Memorandum of Understanding
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation

DEFINED TERMS (continued)

NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PPS	Price Protection Service
PRB	Powder River Basin
QPAI	Qualified production activities income
RCRA	Resource Conservation and Recovery Act
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 101	Statement of Financial Accounting Standards 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71”
SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Uncertain Tax Positions”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOP	Statement of Position
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”
SOP 98-1	Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”

PART I
ITEM 1. BUSINESS
Northern Indiana Public Service Company
Northern Indiana is a public utility operating company, incorporated in Indiana on August 2, 1912, that supplies natural gas and electric energy to the public. It operates in 30 counties in the northern part of Indiana, serving an area of about 12,000 square miles with a population of approximately 2.2 million.
Northern Indiana’s primary business segments are: Gas Distribution Operations, Electric Operations, and Other Operations.
Holding Company Structure
Northern Indiana is a subsidiary of NiSource. NiSource is an energy holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.8 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is the successor to an Indiana corporation organized in 1987 under the name of NIPSCO Industries, Inc., which changed its name to NiSource Inc. on April 14, 1999. In connection with the acquisition of Columbia on November 1, 2000, NiSource became a Delaware corporation registered under the Public Utility Holding Company Act of 1935. Effective February 8, 2006, the Public Utility Holding Company Act of 1935 was repealed. NiSource is now a holding company under the Public Utility Holding Company Act of 2005. NiSource is the largest natural gas distribution company operating east of the Rocky Mountains, as measured by number of customers.
Gas Distribution Operations
Northern Indiana’s natural gas distribution operations serves approximately 714 thousand customers in the northern part of Indiana.
Electric Operations
Northern Indiana generates and distributes electricity to approximately 450 thousand customers in 21 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 mw, six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. Northern Indiana’s transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,184 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.
Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, six gas-fired generating units with a net capacity of 323 mw and two hydroelectric plants with a net capability of 10 mw, totaling a net capability of 2,907 mw. During the year ended December 31, 2005, Northern Indiana generated 87.1% and purchased 12.9% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity above. Northern Indiana’s generating requirements are currently under review. Northern Indiana’s Integrated Resource Plan, filed with the IURC in November 2005, indicated a gap between customer demand projections and company owned generating capability primarily in peak hours during the summer. Northern Indiana is also considering capacity requirements associated with its varying load.
Other Operations
At December 31, 2005, the Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell an undivided percentage ownership interest in these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit.

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
Natural Gas Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets. LDC customers and marketers began to purchase gas directly from producers and marketers and an open, competitive market for gas supplies has emerged. This separation or “unbundling” of the transportation and other services offered by pipelines and LDC’s allows customers to purchase the commodity independent of services provided by the pipelines and LDC’s. The LDC’s continue to purchase gas and recover the associated costs from their customers. Northern Indiana is involved in programs that provide customers the opportunity to purchase their natural gas requirements from third parties and use Northern Indiana for transportation services.
Electric Competition. In 1996, the FERC ordered that all public utilities owning, controlling or operating electric transmission lines file non-discriminatory, open-access tariffs and offer wholesale electricity suppliers and marketers the same transmission service they provide to themselves. In 1997, the FERC accepted for filing Northern Indiana’s open-access transmission tariff and issued an opinion on December 31, 2002. In December 1999, the FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations. The rule was intended to eliminate pricing inequities in the provisioning of wholesale transmission service. In compliance with the rule, Northern Indiana transferred functional control of its electric transmission assets to MISO on October 1, 2003. Transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff, as the Northern Indiana Open Access Transmission Tariff was retired. (See “Electric Operations — Regulatory Matters” included in Item 7.)
Other Relevant Business Information
Northern Indiana’s customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.
As of December 31, 2005, Northern Indiana had 2,498 full-time employees of whom 1,814 were subject to collective bargaining agreements.
For a listing of certain subsidiaries of Northern Indiana refer to Exhibit 21.
Northern Indiana files various reports with the SEC. The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Northern Indiana makes all SEC filings available without charge to the public on NiSource’s web site at http://www.nisource.com.

ITEM 1A. RISK FACTORS
Northern Indiana Public Service Company
There are many factors that could have a material adverse effect on Northern Indiana’s operating results and financial condition. New risks may emerge at any time, and Northern Indiana cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of Northern Indiana’s securities.
Northern Indiana costs of compliance with environmental laws are significant. The costs of compliance with future environmental laws and the incurrence of environmental liabilities could impact cash flow and profitability.
Northern Indiana is subject to extensive federal, state and local environmental requirements that, among other things, regulate air emissions, water usage and discharges, remediation and the management of chemicals, hazardous waste and solid waste. Compliance with these legal requirements requires Northern Indiana to commit significant expenditures for installation of pollution control equipment, remediation, environmental monitoring, emissions fees and permits at many of Northern Indiana’s facilities. These expenditures are significant, and Northern Indiana expects that they will continue to be significant in the future.
If Northern Indiana fails to comply with environmental laws and regulations, or causes harm to the environment or persons, even if caused by factors beyond Northern Indiana’s control, that failure or harm may result in the assessment of civil or criminal penalties and damages against Northern Indiana. In September 2004, the EPA issued an NOV to Northern Indiana alleging violations of the new source review provisions of the Clean Air Act. An adverse outcome in this matter could require capital expenditures beyond the EPA requirements that cannot be determined at this time and could require payment of substantial penalties.
Existing environmental laws and regulations may be revised, and new laws and regulations seeking to protect the environment may be adopted or become applicable to Northern Indiana. Revised or additional laws and regulations could result in significant additional expense and operating restrictions on Northern Indiana’s facilities or increased compliance costs, which may not be fully recoverable from customers and would therefore reduce net income. The cost impact of any new or amended legislation would depend upon the specific requirements enacted and cannot be determined at this time.
A significant portion of the gas and electricity Northern Indiana sells is used by residential and commercial customers for heating and air conditioning. Accordingly, the operating results fluctuate depending on the weather and, to a certain extent, the price of gas or electricity.
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on normal weather, which represents a long-term historical average. Significant variations from normal weather could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage, have shown to be sensitive to fluctuations in commodity costs for gas and electricity, whereby usage declines with increased energy costs, thus affecting Northern Indiana’s financial results.
Northern Indiana’s electric operations are subject to economic conditions in certain industries.
Electric operations in northern Indiana have been and may continue to be adversely affected by events in the steel and steel related industries. In particular, sales to large industrial customers in these industries have been impacted by economic downturns generally, and may be affected by consolidation and globalization within such industries.
The majority of Northern Indiana’s net revenues are subject to economic regulation and are exposed to the impact of regulatory rate reviews and proceedings.
Virtually all of Northern Indiana’s net revenues are subject to economic regulation at either the federal or state level. As such, the net revenues generated by Northern Indiana are subject to regulatory review by the applicable federal or state authority. Northern Indiana is currently obligated to participate in rate reviews. As part of a settlement reached in other regulatory proceedings, Northern Indiana has agreed to file an electric base rate case with the IURC on or before July 1, 2008. The outcome for the rate case could have a material effect on Northern Indiana’s financial results.

ITEM 1A. RISK FACTORS (continued)
Northern Indiana Public Service Company
Certain events that are beyond Northern Indiana’s control have increased the level of public and regulatory scrutiny of the industry. Regulatory authorities’, governmental and market reactions to these events may have negative impacts on Northern Indiana’s business, financial condition and access to capital.
As a result of the energy crisis in California during the summer of 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, the blackout in the Northeast in 2003, accounting irregularities at public companies in general and energy companies in particular, and investigations by governmental authorities into energy trading activities, companies in the regulated and unregulated utility business have been under a generally increased amount of public and regulatory scrutiny and suspicion. All of the above-mentioned factors have caused regulators and legislators to review current regulatory practices, operating practices and accounting practices. The capital markets and ratings agencies also have increased their level of scrutiny. Northern Indiana believes that it is complying with all applicable laws and accounting standards, but it is difficult or impossible to predict or control what effect these types of events may have on the business, financial condition or access to the capital markets.
NiSource’s recent outsourcing initiative and service agreement with IBM may not achieve the level of savings that was originally anticipated. Additionally, many associated changes in systems and personnel are being made, increasing operational and control risk during transition, which may have an impact on the business and its financial condition.
NiSource expects the 10-year agreement with IBM to deliver upwards of $530 million in gross savings in operating and capital costs. This cost savings is dependent upon many factors, and unanticipated changes in operations may cause actual cost savings to be substantially less than expected. Many functions are being transitioned to IBM and many new personnel are assuming responsibilities across these functions, increasing the risk of operational delays, potential errors and control failures which may have an impact on NiSource and its financial condition. Additionally, new information technology systems and process changes are also being put into place increasing the risk of operational delays, potential errors and control failures which may have an impact on NiSource and its financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Northern Indiana Public Service Company
Discussed below are the principal properties held by Northern Indiana as of December 31, 2005.
Gas Distribution Operations. Northern Indiana owns and operates approximately 14,690 miles of gas mains, 27,129 reservoir acres of underground storage and two compressor stations with a total of 6,000 hp of installed capacity. The physical properties of Northern Indiana are located in the northern part of Indiana. The distribution system of Northern Indiana is primarily located on or under public streets, and other public places or on private property not owned by the company, with easements from or consent of the respective owners.
Electric Operations. Northern Indiana owns and has the ability to operate four coal-fired electric generating stations with a net capability of 3,059 mw, six gas-fired generating units with a net capability of 323 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system net capability of 3,392 mw. It has 291 substations with an aggregate transformer capacity of 23,182,800 kilovolt-amps. Its transmission system, with voltages from 34,500 to 345,000 volts, consists of 3,184 circuit miles of line. The electric distribution system extends into 21 counties and consists of 7,739 circuit miles of overhead and 1,940 cable miles of underground primary distribution lines operating at various voltages from 2,400 to 12,500 volts. Northern Indiana has distribution transformers having an aggregate capacity of 12,426,163 kilovolt-amps and 471,936 electric watt-hour meters.
Northern Indiana now operates three coal-fired generation stations with a net capacity of 2,574 mw, six gas-fired generating units with a net capacity of 323 mw and two hydroelectric plants with a net capability of 10 mw, totaling a net capability of 2,907 mw. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity above. Northern Indiana’s generating requirements are currently under review. Northern Indiana’s Integrated Resource Plan, filed with the IURC in November 2005, indicated a gap between customer demand projections and company owned generating capability primarily in peak hours during the summer. Northern Indiana is also considering capacity requirements associated with its varying load.
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

ITEM 3. LEGAL PROCEEDINGS
Northern Indiana Public Service Company
Environmental Protection Agency Notice of Violation
On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the Clean Air Act and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana is currently in discussions with the EPA regarding possible resolutions to this NOV.
Refer to Note 12-C, “Other Legal Proceedings,” in the Notes to Consolidated Financial Statements for additional information regarding legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Northern Indiana’s common stock is wholly-owned by NiSource.
At December 31, 2005, Northern Indiana had approximately $453.6 million of retained earnings (earned surplus) available for the payment of dividends. Future common share dividends by Northern Indiana will depend upon adequate retained earnings, adequate future earnings and the absence of adverse developments.
Northern Indiana’s charter provides that so long as any shares of Northern Indiana’s cumulative preferred stock are outstanding, no cash dividends shall be paid or declared on its common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2005, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 55% of the total capitalization including surplus.
Northern Indiana announced on March 13, 2006 that all outstanding cumulative preferred stock will be redeemed on April 14, 2006. Thirty day’s notice of redemption is being given to the registered holders of those securities. The redemption price per share is included within Note 8, “Authorized Classes of Cumulative Preferred and Preference Stocks,” in the Notes to the Consolidated Financial Statements.
ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31, ($ in millions)	2005	2004	2003	2002	2001

Gross Operating Revenues	2,422.6	2,071.9	2,091.9	1,922.2	1,917.9
Net Income	180.9	177.6	162.8	226.9	207.5
Total Assets	4,319.1	4,233.8	4,207.4	4,113.3	4,214.6
Long-term Obligations and Redeemable Preferred Stock	848.0	498.5	684.4	717.2	848.0
Cash Dividends Declared on Common Shares	80.0	—	122.4	232.7	226.0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
Northern Indiana Public Service Company
Note regarding forward-looking statements
The Management’s Discussion and Analysis, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning Northern Indiana’s plans, objectives, expected performance, expenditures and recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, Northern Indiana may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of Northern Indiana, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Realization of Northern Indiana’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for Northern Indiana’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom Northern Indiana has no control, the effectiveness of NiSource’s outsourcing initiative, actual operating experience of Northern Indiana’s assets, the regulatory process, regulatory and legislative changes, changes in general economic, capital and commodity market conditions, and counter-party credit risk, many of which risks are beyond the control of Northern Indiana. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
CONSOLIDATED REVIEW
Results of Operations
The Consolidated Review information should be read taking into account the critical accounting policies applied by Northern Indiana and discussed in “Other Information” of this Item 7.
Net Income
For 2005, net income of Northern Indiana increased to $180.9 million compared to $177.6 million for 2004. In 2003, net income was $162.8 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
Net Revenues
Total consolidated net revenues (gross operating revenues less cost of sales) for 2005, were $1,076.5 million, a $46.4 million increase from 2004. The increase was attributable to a $34.9 million increase in electric net revenues over 2004, and a $11.5 million increase in gas net revenues over 2004. Electric net revenues increased primarily as a result of warmer weather that favorably impacted revenues by $26.8 million compared to the 2004 period, and increased non-weather related usage and customer count totaling $24.1 million. Net revenues from environmental trackers also increased $15.3 million, of which $6.4 million is offset in operating expenses. These increases in net revenues were partially offset by net revenue impacts associated with MISO Day 2 costs totaling $15.7 million, $6.6 million reduction in revenue associated with pricing and capacity charges of $5.3 million related to the purchase of power from Whiting Clean Energy. Gas net revenues increased partially as a result of colder weather, which accounted for approximately $3 million of the improvement. Also, gas net revenues increased due to higher margins per unit delivered to commercial and industrial customers, and increased customer counts, which contributed $5.4 million and $2.3 million, respectively. In addition, 2004 results were unfavorably impacted by $3.5 million of regulatory refunds. These increases were partially offset by reduced revenue from Northern Indiana’s PPS program of $3.9 million.
Total consolidated net revenues (gross operating revenues less cost of sales) for 2004, were $1,030.1 million, a $16.9 million increase from 2003. The increase was attributable to a $31.6 million increase in electric net revenues over 2003, partially offset by decreased gas net revenues of $14.7 million. Electric net revenues improved due to environmental trackers of $14.7 million, of which $1.2 million is offset in expense, increased non-weather related usage and customer count of $17.1 million, and the effect of regulatory rate refunds in the comparable 2003 period of $12.4 million. These increases were partially offset by the impact of cooler weather amounting to approximately $6 million. Gas net revenues were down from 2003 due primarily to warmer weather in 2004 as compared to 2003, which resulted in reduced net revenues of approximately $9 million. Revenues related to the GCIM were also down $5.4 million from 2003.
Expenses
Operating expenses were $740.5 million in 2005, an increase of $55.9 million from 2004. The increase was due to higher operation and maintenance expenses of $29.1 million, increased other taxes of $16.5 million and higher depreciation expenses of $9.5 million. The operation and maintenance expenses increase was due mainly to restructuring charges, including a pension and other post retirement benefit charge, and transition costs associated with outsourcing and the IBM service agreement which totaled $15.6 million, increased electric generating expense of $7.2 million and incremental MISO administrative expenses of $3.5 million. The increase in other tax expense was due mainly to the reduction in estimated property tax accruals recognized in 2004 partially offset by sales tax adjustments for the 2004 and 2005 periods that lowered other taxes by $10.8 million in 2005, compared to 2004.
Operating expenses were $684.6 million in 2004, an increase of $2.4 million from 2003. The increase was due to higher operation and maintenance expenses of $29.7 million and higher depreciation expenses of $4.9 million partially offset by lower other taxes of $30.6 million. Operation and maintenance expenses increased due to higher employee and administrative costs of $14.8 million, MISO administrative costs of $4.6 million, and increased outside services costs of $1.7 million. In addition, a $6.8 million decrease in employee insurance reserves in 2003 contributed to the year-over-year increase in operating expenses. The lower other taxes resulted from $37.2 million reduction in estimated property tax accruals partially offset by $5.8 million increase in sales tax expenses.
Income Taxes
Income taxes decreased $10.3 million in 2005 as compared with 2004, and increased $4.4 million in 2004 over 2003, primarily the result of lower effective income tax rate and pre-tax income in 2005 versus 2004 and higher pre-tax income in 2004 over 2003. The effective income tax rates were 36.9%, 39.6% and 40.7% in 2005, 2004 and 2003, respectively. Contributing to the reduction in the effective tax rate for 2005 versus 2004 is the impact of the tax benefit associated with the electric production deduction (discussed below) and an adjustment of $4.8 million to accrued taxes related to a reduction in deferred income tax requirements.
The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana’s electric production activities qualify for this deduction. The deduction is equal to 3% of QPAI for the taxable year, with certain limitations. This deduction increases to 6% of QPAI

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter. The 2005 tax benefit associated with the Section 199 domestic production deduction is estimated to be $2.4 million and will be finalized prior to inclusion in NiSource’s 2005 consolidated federal income tax return to be filed in 2006.
Other Income (Deductions)
Other Income (Deductions) was a $49.2 million deduction in 2005 compared to a $51.7 million deduction in 2004. A loss on early extinguishment of long-term debt of $4.1 million during 2004 was the primary reason for the decrease in other deductions. Other Income (Deductions) was a $51.7 million deduction in 2004 compared to a $56.4 million deduction in 2003. Interest on long-term debt decreased $14.2 million during 2004, primarily due to a reduction in long-term debt, partially offset by Other, net increase of $3.6 million primarily due to increased costs related to the sale of accounts receivables and a loss on early extinguishment of long-term debt of $4.1 million during 2004.
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
Operating Activities
Net cash from operating activities for the twelve months ended December 31, 2005 was $408.9 million, a decrease of $53.2 million from a year ago. This decrease was due primarily to the impact of replenishing gas inventories at a higher cost, and the additional cash required for deferred tax payments due mostly to the expiration in 2004 of “bonus” tax depreciation enacted under the Job Creation and Worker Assistance Act of 2002.
Investing Activities
As of December 31, 2005, NRC had $5.4 million in affiliated NiSource Money Pool investments.
Capital Expenditures and Other Investing Activities. The table below reflects actual capital expenditures and other investing activities by segment for 2005, 2004 and 2003 and an estimate for year 2006:

(in millions)	2006E	2005	2004	2003

Gas Distribution Operations	41.6	42.5	48.0	46.4
Electric Operations	140.1	135.6	154.0	225.8

Total	181.7	178.1	202.0	272.2

For 2005, capital expenditures were $178.1 million, a decrease of $23.9 million over 2004. This decrease in capital expenditures was mainly due to a reduction in expenditures for NOx compliance. The Gas Distribution Operations segment’s capital program in 2005 included initiatives to extend service to new areas and develop future markets through new services that may be added to the existing business and to create a potential new pool of customers, as well as expenditures to ensure safe, reliable and improved service to customers and modernize and upgrade facilities. The Electric Operations segment capital program included improvements related to the operational integrity of generation, transmission and distribution assets, expenditures related to environmental compliance regarding NOx reduction, and additions to electric distribution systems related to new business.
For 2006, the projected capital program is expected to be $181.7 million, which is an increase of 2.0%, or $3.6 million, from capital expenditures in 2005. This increase in the capital expenditure budget is mainly due to expenditures to replace key components within electric generation in addition to new business projects. The program is expected to be funded primarily via cash from operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
Financing Activities
Long-term Debt. On May 4, 2005, Northern Indiana received approval from the IURC for authorization to issue to NiSource Finance $350 million of unsecured inter-company notes. The notes would be issued for terms of ten, fifteen and twenty-years. On June 28, 2005, Northern Indiana issued a $137.5 million, 5.21% ten-year note and a $137.5 million, 5.42% fifteen-year note. On September 19, 2005, Northern Indiana issued a $75.0 million, 5.985% twenty-year note. The proceeds of the notes were used to reduce short-term debt and long-term debt due in 2005.
During July 2005, Northern Indiana redeemed $34.0 million of its medium-term notes with an average interest rate of 6.62%.
During June 2005, Northern Indiana redeemed $39.3 million of its medium-term notes with an average interest rate of 6.79%.
During July 2004, Northern Indiana redeemed $32 million of its medium-term notes, with an average interest rate of 6.53%.
During February 2004, Northern Indiana redeemed $111.1 million of its medium-term notes with an average interest rate of 7.49%. The associated redemption premium of $4.1 million was charged to loss on early extinguishment of long-term debt.
Cumulative Preferred Stock. Northern Indiana announced on March 13, 2006 that all outstanding cumulative preferred stock will be redeemed on April 14, 2006. Thirty day's notice of redemption is being given to the registered holders of those securities. The redemption price per share is included within Note 8, “Authorized Classes of Cumulative Preferred and Preference Stocks,” in the Notes to the Consolidated Financial Statements.
Credit Facilities. Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the SEC under the Public Utility Holding Company Act of 1935. As of December 31, 2005, Northern Indiana had $75.8 million short-term NiSource Money Pool borrowings outstanding at an interest rate of 4.50%. As of December 31, 2004, Northern Indiana had $494.9 million short-term NiSource Money Pool borrowings outstanding at an interest rate of 2.12%.
Sale of Trade Accounts Receivables. On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 22, 2006, and can be renewed if mutually agreed to by both parties. As of December 31, 2005, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services.
Credit Ratings. NiSource’s credit ratings continue to be affirmed by the major rating agencies. Both Moody’s Investors Services and Standard and Poor’s affirmed their ratings in December of 2005. Moody’s Investors Service affirmed the senior unsecured ratings of NiSource and Northern Indiana at Baa3 and Baa2, respectively, and the existing ratings of all other subsidiaries. Moody’s ratings outlook for NiSource and its subsidiaries is stable. Standard and Poor’s affirmed its senior unsecured ratings of NiSource at BBB, and the existing ratings of all other subsidiaries. Standard and Poor’s outlook for NiSource and all of its subsidiaries is stable. Fitch Ratings affirmed their BBB senior unsecured rating for NiSource and the BBB+ ratings for Northern Indiana. Fitch’s outlook for NiSource and all of its subsidiaries is stable.
Contractual Obligations and Commercial Commitments. Northern Indiana has certain contractual obligations that extend beyond 2006. The obligations include long-term debt, lease obligations, and purchase obligations for various services, including pipeline capacity. The total contractual obligations in existence at December 31, 2005 and their maturities were:

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company

(in millions)	Total	2006	2007	2008	2009	2010	After

Long-term debt	$849.2	$—	$56.0	$24.0	$1.0	$10.0	$758.2
Operating leases	87.6	14.3	13.6	12.6	10.7	7.7	28.7
Purchase obligations:
Pipeline service obligations	280.8	77.5	74.5	63.5	27.9	13.8	23.6
Pure Air service obligations	107.9	15.2	15.8	16.3	16.8	17.2	26.6

Total contractual obligations	$1,325.5	$107.0	$159.9	$116.4	$56.4	$48.7	$837.1

The long-term debt amounts shown above represent payment of principal and do not include associated interest. For 2006, Northern Indiana projects that it will be required to make interest payments of approximately $47 million, which includes $42 million of interest payments related to its long-term debt. Northern Indiana also has obligations associated with various taxes and expects to make tax payments of approximately $269 million in 2006.
Northern Indiana has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2006 to 2014, require Northern Indiana to pay fixed monthly charges.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.
In addition to the contractual obligations identified in the table above, Northern Indiana has a services agreement with NiSource Corporate Services, under which NiSource Corporate Services may provide various support services to Northern Indiana. In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. As part of this agreement, IBM will operate a broad range of business support functions for NiSource, including processes within the Human Resources, Finance and Accounting, Supply Chain (procurement), Customer Contact, Meter-to-Cash (billing and collections) and Information Technology areas. The agreement also includes a broad array of transformational consulting services and emerging technology expertise. The contract has a 10-year term and NiSource has the right to renew it for up to three additional years. NiSource will pay for the services under a combination of fixed and variable charges. The variable charge component can fluctuate to reflect NiSource’s actual usage of service and service levels. Fees may be adjusted to reflect economic changes such as inflation or business changes that both parties agree to. The fees paid by NiSource under the agreement may be allocated to Northern Indiana in the manner permitted by the services agreement between Northern Indiana and NiSource Corporate Services.
Upon any termination of the Agreement by NiSource for any reason (other than material breach by IBM), NiSource must pay IBM a termination charge that will include a breakage fee, repayment of IBM’s un-recovered capital investments, and IBM wind-down expense. This termination fee can be a material amount depending on the events giving rise to termination and the timing of the termination.
Due to strong equity markets, the fair value of NiSource’s pension fund assets as of September 30, 2005, have increased for the third year in a row. Additionally, $9.1 million in employer contributions were made during 2005 to certain of NiSource’s qualified and non-qualified pension plans. Northern Indiana expects market returns to revert to normal levels as demonstrated in historical periods and does not expect to make contributions to NiSource’s pension plan. As a result of the increase in the fair value of the plan assets, Northern Indiana expects pension expense for 2006 to decrease approximately $4.5 million from the amount recognized in 2005. Also, Northern Indiana does not expect to make contributions to the pension plan in 2006. However, Northern Indiana expects to contribute $21.7 million to the postretirement medical and life plans in 2006. See Note 6, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.

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
Northern Indiana is exposed to interest rate risk as a result of changes in interest rates on intercompany borrowings with NiSource Finance and variable rate pollution control bonds, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates during 2005 and 2004, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense by $4.2 million and $7.4 million for the years 2005 and 2004, respectively.
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
Off Balance Sheet Items
Northern Indiana has purchase commitments and operating leases. Refer to Note 5, “Risk Management Activities,” and Note 13, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information about Northern Indiana’s off balance sheet arrangements.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.
In addition, Northern Indiana has sold certain accounts receivable. Northern Indiana’s accounts receivable program qualifies for sale accounting because it meets the conditions specified in SFAS No. 140. In the agreement, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Northern Indiana does not retain any interest in the receivables under this program. Refer to Note 12, “Fair Value of Financial Instruments,” in the Notes to Consolidated Financial Statements for additional information on these agreements.

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
Basis of Accounting for Rate-Regulated Subsidiaries. SFAS No. 71, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Northern Indiana follows the accounting and reporting requirements of SFAS No. 71. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $260.5 million and $754.7 million at December 31, 2005, and $220.6 million and $719.6 million at December 31, 2004, respectively. For additional information, refer to Note 1-E, “Basis of Accounting for Rate-Regulated Operations,” in the Notes to Consolidated Financial Statements.
In the event that regulation significantly changes the opportunity for Northern Indiana to recover its costs in the future, all or a portion of Northern Indiana’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Northern Indiana’s existing regulatory assets and liabilities could result. If transition cost recovery is approved by the IURC, that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Northern Indiana would be required to apply the provisions of SFAS No. 101. In management’s opinion, Northern Indiana will be subject to SFAS No. 71 for the foreseeable future.
Certain of the regulatory assets reflected on Northern Indiana’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, Northern Indiana believes that these costs meet the requirements for deferral as regulatory assets under SFAS No. 71. Regulatory assets requiring specific regulatory action amounted to $21.2 million at December 31, 2005. If Northern Indiana determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.
Accounting for Risk Management Activities. Under SFAS No. 133 the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, earnings, or regulatory assets and liabilities depending on the nature of such derivatives. Northern Indiana utilizes derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, Northern Indiana generally records gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and commodity flows. These gains and losses recognized in earnings are then subsequently recovered in revenues through rates.
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
Although Northern Indiana applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that there is a high risk correlation of the changes in fair values of the derivatives and the underlying risks. Northern Indiana generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
indices to hedge the risks underlying its natural-gas-related businesses. Northern Indiana had $18.8 million and $0.2 million of price risk management assets and $2.9 million and $13.5 million of price risk management liabilities primarily related to hedges at December 31, 2005 and 2004, respectively. The amount of unrealized losses recorded to other comprehensive income, net of tax, was $1.2 million at December 31, 2005. The amount of unrealized gains recorded to other comprehensive income, net of tax, was $3.7 million at December 31, 2004.
Pensions and Postretirement Benefits. Northern Indiana, through NiSource has defined benefit plans for both pensions and other postretirement benefits. The plans are accounted for under SFAS No. 87 and SFAS No. 106. The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource’s pensions and other postretirement benefits see Note 6, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
FASB Interpretation No. 47 — Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005. Northern Indiana has adopted FIN 47 in the fourth quarter 2005. Refer to Note 7, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.
SFAS No. 123 (revised 2004) — Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. Northern Indiana will adopt this standard on January 1, 2006, using a modified version of the prospective application for NiSource share-based awards issued to employees of Northern Indiana. Under this method, Northern Indiana will begin to amortize compensation costs for the remaining portion of the outstanding awards for which the requisite service has not yet been rendered. Compensation costs for these awards will be based on the fair value of those awards as disclosed on a pro-forma basis under SFAS No. 123. Northern Indiana will account for awards that are granted, modified or settled after December 31, 2005 in accordance with SFAS No. 123R.
Northern Indiana does not anticipate ongoing operating results to be materially impacted by the adoption of SFAS No. 123R. Northern Indiana anticipates that other than the requirement for expensing stock options, the current share-based awards will continue to be accounted for substantially as they are currently. For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options or restricted or contingent shares.
Accounting for Uncertain Tax Positions. On July 14, 2005, the FASB issued an Exposure Draft, “Accounting for Uncertain Tax Positions,” an interpretation of SFAS No. 109. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a “probable recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effects of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Northern Indiana is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. The release of a final interpretation is scheduled for March or April of 2006, with an effective date of the first fiscal year beginning after December 15, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
Bargaining Unit Contract
As of December 31, 2005, Northern Indiana had 2,498 full-time employees of whom 1,814 were subject to collective bargaining agreements. Northern Indiana reached an agreement with its bargaining unit employees to replace the contract agreements that expired May 31, 2004. The new agreements are for five years, expiring May 31, 2009.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
Gas Distribution Operations

Year Ended December 31, (in millions)	2005	2004	2003

Net Revenues
Sales Revenues	$1,116.6	$910.1	$949.3
Less: Cost of gas sold	893.6	690.8	714.5

Net Sales Revenues	223.0	219.3	234.8
Transportation Revenues	58.4	50.6	49.8

Net Revenues	281.4	269.9	284.6

Operating Expenses
Operation and maintenance	127.6	121.6	107.4
Depreciation and amortization	88.1	86.4	84.5
Gain on sale of assets	(0.4)	—	—
Other taxes	23.2	25.7	29.2

Total Operating Expenses	238.5	233.7	221.1

Operating Income	$42.9	$36.2	$63.5

Revenues ($ in millions)
Residential	$684.1	$553.6	$584.1
Commercial	231.5	189.9	219.7
Industrial	145.0	121.9	128.7
Transportation	58.4	50.6	49.8
Deferred gas costs	26.7	22.7	(21.0)
Other	29.3	22.0	37.8

Total	$1,175.0	$960.7	$999.1

Sales and Transportation (MMDth)
Residential sales	58.4	57.7	60.2
Commercial sales	20.5	23.0	24.7
Industrial sales	13.9	15.6	14.1
Transportation	153.1	158.5	144.6
Other	0.1	0.2	1.3

Total	246.0	255.0	244.9

Heating Degree Days	6,176	6,012	6,357
Normal Heating Degree Days	6,109	6,141	6,109
% Colder (Warmer) than Normal	1%	(2)%	4%

Customers
Residential	605,511	604,277	602,065
Commercial	43,109	46,212	47,356
Industrial	2,560	2,987	3,146
Transportation	62,857	55,836	49,835
Other	9	11	11

Total	714,046	709,323	702,413

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
Gas Distribution Operations (continued)
Restructuring
Gas Distribution Operations recorded restructuring charges of $3.5 million in 2005 in connection with a NiSource outsourcing agreement with IBM of which $3.4 million was an allocation from NiSource Corporate Services. Payments made for all restructuring initiatives within Gas Distribution Operations amounted to $0.1 million during 2005 and the restructuring liability on Northern Indiana’s Consolidated Balance Sheets remaining at December 31, 2005, was zero. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Gas Distribution Operations segment.
Regulatory Matters
Northern Indiana continues to offer Choice Program opportunities, where customers can choose to purchase gas from a third party supplier, through a regulatory initiative. Through the month of December 2005, approximately 63 thousand of Northern Indiana’s residential and small commercial customers were using an alternate supplier.
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
Northern Indiana’s GCA7 annual demand cost recovery filing, covering the period November 1, 2005 through October 31, 2006 was made on August 29, 2005. The IURC approved the rates on an interim basis subject to refund on November 22, 2005. A final order approving this filing is expected in the second quarter of 2006.
On July 13, 2005, Northern Indiana and other parties filed a joint Stipulation and Settlement Agreement with the IURC resolving all terms of a new gas ARP program. The IURC approved the Settlement on January 31, 2006. The new ARP is effective May 1, 2006 through April 30, 2010. The new ARP continues key products and services including Northern Indiana’s Choice program for customers. The ARP also continues the GCIM and adds a new incentive mechanism that shares savings of reduced transportation costs between the company and customers. Northern Indiana and the settling parties also agreed to a moratorium on base rates with the ability to address certain defined issues during the term of this agreement.
Northern Indiana filed for an energy assistance program “Winter Warmth” in the fourth quarter of 2004, that provided customers $6.2 million for deposits and bill assistance targeted to low income and hardship customers. Northern Indiana contributed $0.7 million, and $5.5 million was collected from ratepayers through a volumetric surcharge. The one-year pilot program, for calendar year 2005, was approved by the IURC in the fourth quarter of 2004.
Northern Indiana filed, on October 3, 2005, to extend the Winter Warmth program to cover calendar year 2006 and expand funding to $7.9 million. The IURC issued an interim order on December 9, 2005 extending the 2005 program through January 31, 2006. On January 31, 2006, the IURC issued a final order approving the expanded program for the period February 1, 2006 through December 31, 2006. The total funding for 2006 will be $7.8 million, based upon the final order. Northern Indiana will contribute $1.0 million of the total funding.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
Gas Distribution Operations (continued)
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 13-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Market Conditions
Spot prices for the winter of 2004-2005 were primarily in the range of $6.00-$8.00 /Dth. This was a significant increase from the prices experienced during the winter of 2003-2004 that were in the $4.00-$6.00 /Dth range. Entering the 2004-2005 winter season, storage levels were at an all-time high since the Energy Information Administration began tracking weekly data with a level of 3,293 Bcf. Slightly warmer than normal weather for the 2004-2005 winter season left national storage levels at 1,249 Bcf, well above the prior five year average of 1,022 Bcf.
During the summer of 2005, prices ranged primarily between $6.00 and $15.00/Dth, with the months of September and October 2005 showing dramatic price increases over the summer months due to the devastating hurricane season. Hurricane Katrina and Rita caused severe damage to production platforms, processing facilities and the Gulf Coast pipeline system. However, gas storage reached 3,168 Bcf entering the winter heating season, slightly above the prior five-year average. For the months through December 2005, price levels were primarily between $9.00 and $15.00/Dth, while price levels in January and February 2006 were primarily between $8.00 and $10.00/Dth.
Northern Indiana has state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the Consolidated Balance Sheets to be included in future customer billings. During times of unusually high gas prices, throughput and net revenue have been adversely affected as customers may reduce their usage as a result of higher gas cost.
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
Capital Expenditures and Other Investing Activities
Northern Indiana’s Gas Distribution Operations segment’s capital expenditure program was $42.5 million in 2005 and is projected to be approximately $41.6 million in 2006. New business initiatives totaled approximately $30.9 million in 2005 and are expected to be $29.3 million in 2006. The remaining expenditures are primarily for modernizing and upgrading facilities.
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
Weather in the Northern Indiana service territory for 2005 was 1% colder than normal, and 3% colder than 2004, increasing net revenues by approximately $2 million.
Weather in the Northern Indiana service territory for 2004 was 2% warmer than normal, but 5% warmer than 2003, resulting in decreased deliveries to residential and commercial customers as compared to 2003. This decrease in sales

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
Gas Distribution Operations (continued)
due to weather was partially offset by increased deliveries to industrial customers and to customer growth.
Throughput
Volumes sold and transported of 246.0 MMDth for 2005 decreased 9.0 MMDth from 2004. This decrease was primarily due to lower transportation throughput and a reduction in commercial and industrial usage.
Volumes sold and transported of 255.0 MMDth for 2004 increased 10.1 MMDth from 2003. This increase was primarily due to an increase in non-weather-related transportation usage, partially offset by reduced customer usage due mostly to warmer weather.
Net Revenues
Net revenues for 2005 were $281.4 million, an increase of $11.5 million from 2004. Colder weather accounted for approximately $3 million of the improvement. Higher margins per unit delivered to commercial and industrial customers, and increased customer counts contributed $5.4 million and $2.3 million, respectively. In addition, 2004 results were unfavorably impacted by $3.5 million of regulatory refunds. These increases were partially offset by reduced revenue from Northern Indiana’s PPS program of $3.9 million.
Net revenues for 2004 were $269.9 million, a decrease of $14.7 million from 2003. Net revenues decreased by approximately $9 million due to warmer weather. In addition, net revenues from Northern Indiana’s GCIM decreased $5.4 million from 2003.
Operating Income
For 2005, operating income was $42.9 million, an increase of $6.7 million from the same period in 2004. The increase in operating income was mainly attributable to higher net revenue mentioned above, and lower other taxes of $2.5 million. Sales tax adjustments for 2004 and 2005 periods that lowered other taxes by $10.8 million in 2005 were partially offset by the impact of a property tax accrual reduction of $7.9 million in the comparable 2004 period. These favorable changes were partially offset by increased operation and maintenance expenses, due principally to restructuring charges, including a pension and other post retirement benefit charge, and transition costs associated with outsourcing and the IBM service agreement which totaled $7.2 million
For 2004, operating income was $36.2 million, a decrease of $27.3 million from 2003. This decrease in operating income was due to the decrease in net revenues discussed above and increased operating expenses of $12.6 million. Operating expense increases were primarily due to higher operation and maintenance expenses of $14.2 million offset by lower other taxes of $3.5 million. Operation and maintenance expenses increased due to higher employee and administrative costs of $11.0 million and environmental costs of $2.1 million. In addition, a $3.0 million decrease in employee insurance reserves in 2003 contributed to the year-over-year increase in operating expenses. Lower other taxes resulted from reduced estimated property tax accruals of $9.1 million, partially offset by increased sales tax expenses of $5.8 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations

Year Ended December 31, (in millions)	2005	2004	2003

Net Revenues
Sales revenues	$1,247.6	$1,111.2	$1,092.8
Less: Cost of sales	452.5	351.0	364.2

Net Revenues	795.1	760.2	728.6

Operating Expenses
Operation and maintenance	263.1	240.0	224.7
Depreciation and amortization	185.9	178.1	175.1
Gain on sale of assets	(0.4)	(1.6)	—
Other taxes	53.2	34.2	61.3

Total Operating Expenses	501.8	450.7	461.1

Operating Income	$293.3	$309.5	$267.5

Revenues ($ in millions)
Residential	$349.9	$295.1	$294.9
Commercial	335.0	294.1	289.8
Industrial	445.1	414.1	380.2
Wholesale	35.1	47.0	92.8
Other	82.5	60.9	35.1

Total	$1,247.6	$1,111.2	$1,092.8

Sales (Gigawatt Hours)
Residential	3,516.1	3,104.3	3,122.5
Commercial	3,893.0	3,635.0	3,579.7
Industrial	9,131.6	9,309.4	8,972.2
Wholesale	831.3	1,176.2	2,623.2
Other	115.0	142.6	141.6

Total	17,487.0	17,367.5	18,439.2

Cooling Degree Days	935	582	572
Normal Cooling Degree Days	803	803	808
% Warmer (Colder) than Normal	16%	(28)%	(29)%

Electric Customers
Residential	395,849	392,342	388,123
Commercial	51,261	50,332	49,252
Industrial	2,515	2,528	2,543
Wholesale	7	22	21
Other	765	770	794

Total	450,397	445,994	440,733

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations (continued)
The U.S. Steel Industry continues to adjust to changing market conditions including international competition, increased energy costs, and fluctuating demand for their products. The industry has responded with plant consolidation and rationalization to reduce costs and improve their position in the market place. Increased use of advanced technology by U.S. steel producers has lowered production costs and increased productivity, reducing the labor differential between international producers and those in the United States.
Steel demand for 2006 is anticipated to remain at current levels for the first half of the year. It is estimated that international pressure may reduce the price per ton for rolled steel by as much as 20% by June 2006. This anticipated price reduction may cause inventories to increase once again and repeat the price/production cycle seen in 2004 and 2005. Electric sales to the steel industry in 2005 were down 3.2% as compared to 2004.
In 2005, Northern Indiana coal deliveries from the PRB area were limited to 80 —85% of contracted amounts as a result of maintenance problems on track owned jointly by the Union Pacific Railroad Company and Burlington Northern Santa Fe Railway Company. Northern Indiana met the expected electricity demand through the end of 2005 by changing the fuel blend, which reduced its need for PRB coal. Northern Indiana has been blending this fuel for a number of years. In the second quarter of 2006, track maintenance will resume until completion, but at this time it is unknown if coal deliveries will be impacted.
Restructuring
Electric Operations recorded restructuring charges of $4.1 million in 2005 in connection with a NiSource outsourcing agreement with IBM, of which $4.0 million was allocated from NiSource Corporate Services. Payments made for all restructuring initiatives within Electric Operations amounted to $0.1 million during 2005 and the restructuring liability on Northern Indiana’s Consolidated Balance Sheets at December 31, 2005, was zero. Refer to Note 3, “Restructuring Activities,” in the Notes to Consolidated Financial Statements for additional information regarding restructuring initiatives for the Electric Operations segment.
Regulatory Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order provides a rate moratorium through July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $58.5 million, $56.4 million and $52.0 million were recognized for electric customers for 2005, 2004 and 2003, respectively.
In December 1999, the FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations. The rule was intended to eliminate pricing inequities in the provisioning of wholesale transmission service. Northern Indiana transferred functional control of its electric transmission assets to MISO on October 1, 2003. Transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff, as the Northern Indiana Open Access Transmission Tariff was retired.
The MISO is a nonprofit organization created in compliance with FERC, to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Under “Day 1”, the MISO provides transmission service as described above. Under “Day 2” the MISO dispatches wholesale electricity and transmission service throughout much of the Midwest territory. Its responsibilities include managing the energy markets, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets.
As part of Northern Indiana’s use of the MISO’s transmission service, Day 1, Northern Indiana incurs transmission charges, based upon the FERC-approved tariff, as well as administrative fees, which relate to the MISO’s management and operations of the transmission system. Day 1 transmission charges are recovered through the FAC process. During 2004, an IURC order denied recovery or deferral of Day 1 administrative fees during Northern Indiana’s rate moratorium. Day 2 charges consist of fuel-related and non-fuel-related categories. On June 1, 2005, the IURC issued an

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations (continued)
order authorizing Northern Indiana to recover fuel-related Day 2 costs. The order denied recovery or deferral of non-fuel Day 2 costs during Northern Indiana’s rate moratorium, which expires July 31, 2006. The June 2005 order was unclear as to the categorization of certain types of MISO charges as to whether they were fuel or non-fuel. These particular charges, which amounted to $8.7 million in 2005, were included as recoverable in Northern Indiana’s FAC-69 filing, but, pending a clarifying order from the IURC, Northern Indiana has provided a reserve for the full amount. In January 2006, the IURC approved Northern Indiana’s FAC-69 filing, but noted that this particular category of charges was approved “subject to refund” and subject to the final order. On February 17, 2006, a settlement agreement was filed in cause 42962 providing for recovery through the FAC process of these charges, subject to an agreed upon standard of reasonableness of the charges. The settling parties are Northern Indiana, Indianapolis Power & Light, Vectren Energy Delivery of Indiana, Inc. and the OUCC. The Day 2 non-fuel category includes $5.4 million in costs recorded as non-recoverable in net revenues. Day 1 and Day 2 administrative fees, which were recorded as non-recoverable operating expenses, totaled $5.1 million for 2005. Northern Indiana is authorized to begin the deferral of all non-fuel and administrative MISO charges incurred after July 31, 2006 for consideration in a future rate proceeding. As part of the established settlements process with market participants, MISO uses “resettlement” statements to make adjustments related to prior operating periods. Amounts related to these adjustments cannot be anticipated or estimated in advance. Northern Indiana records these amounts when billed.
In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. On January 18, 2006, the IURC issued a final order dismissing, without prejudice, this cause and the related settlement agreement finding that the agreement entered into between the City of Gary and Northern Indiana lacks essential terms necessary for it to be a valid and enforceable contract under Indiana law. Northern Indiana is evaluating the appropriate course of action for the Mitchell facility in light of the City of Gary’s need for that property and the substantial costs associated with restarting the facility.
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO. A hearing in this matter was held in December, 2004. Northern Indiana will withdraw this petition if the final order from the IURC in cause 42824 approves recovery of intermediate dispatchable power costs incurred in August to December 2005 as described below.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition (cause 42824) with the IURC for approval of a three-year arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration. Northern Indiana filed supplemental testimony on January 26, 2006 indicating that it no longer is seeking approval of the three-year arrangement. The testimony clarifies that Northern Indiana is seeking affirmation from the IURC that the intermediate dispatchable power purchases made between August 9, 2005 and December 31, 2005 which were made pursuant to the July 1, 2005 interim order were reasonable. The evidentiary hearing and final order are expected in the second quarter of 2006.
Northern Indiana, the OUCC and the Industrial Group, reached a settlement agreement on August 19, 2005 for purposes of partially settling cause 42824 (described above). The OUCC and the Industrial Group agreed to support Northern Indiana’s recovery of intermediate dispatchable power, through its FAC for the period August 9, 2005 through November 30, 2005. Additional settlement provisions include Northern Indiana’s agreement to file an electric base rate case on or before July 1, 2008.

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
Northern Indiana filed FAC-68 on August 15, 2005. This filing included a projected amount of intermediate dispatchable power costs for October to December 2005, consistent with the Interim Order in 42824. The IURC approved this filing on October 26, 2005.
Northern Indiana filed FAC-69 on November 3, 2005. This filing included a reconciliation of actual intermediate dispatchable power purchases for August and September 2005. The filing also included recovery of certain MISO charges that Northern Indiana believes to be fuel related. The order approving the FAC-69 factor was issued January 11, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above). The recovery of certain MISO charges, considered by Northern Indiana to be fuel related, is subject to refund based upon the outcome of cause 42962 (described above).
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 21, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $306 million. The ECRM revenues amounted to $27.7 million for the twelve months ended December 31, 2005, and $51.7 million from inception to date, while EERM revenues were $7.6 million for 2005 and $8.8 million from inception to date. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. The IURC approved ECR-5 and EER-2 on March 23, 2005. ECR-6 was filed in August 2005 for capital expenditures (net of accumulated depreciation) of $232.7 million and was approved by the IURC on October 26, 2005, with slight modifications. On February 3, 2006, Northern Indiana filed ECR-7 simultaneously with EER-3 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $230.6 million and depreciation and operating expenses of $18.3 million through December 31, 2005.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC required backup line and the special fast switching equipment with growth plans recently announced by Jupiter. On December 21, 2005, Jupiter filed with the Indiana Court of Appeals a verified motion for remand asking that the case be moved to the IURC for further proceedings and for a temporary stay of the appeal during the remand. The purpose for the remand would be to permit the IURC to address the sufficiency of the remedy provided for in the order under review. On January 10, 2006, Northern Indiana filed with the Indiana Court of Appeals a response in opposition to the verified motion for remand filed by Jupiter.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations (continued)
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of December 31, 2005, a reserve has been recorded to cover probable environmental response actions. Refer to Note 13-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Capital Expenditures and Other Investing Activities
The Electric Operations segment’s capital expenditure program was $135.6 million in 2005 and is projected to be approximately $140.1 million in 2006. The increase is due to higher expenditures for maintenance programs and expenditures to replace key components within electric generation. Expenditures for the NOx reduction program were approximately $8 million in 2005, and are budgeted to be approximately $4 million for 2006. Capital expenditures for customer growth were approximately $31 million in 2005 and are budgeted to be approximately $27 million for 2006.
Sales
Electric Operations sales were 17,487.0 gwh for the year 2005, an increase of 119.5 gwh compared to 2004. The increase in sales resulted from higher residential and commercial sales due primarily to warmer weather, increases in non-weather related usage and a 1% increase in customer count. This increase in sales was partially offset by decreased industrial and wholesale sales.
Electric Operations sales were 17,367.5 gwh for the year 2004, a decrease of 1,071.7 gwh compared to 2003. The decrease in sales resulted from reduced wholesale transaction sales and cooler weather in the third quarter of 2004, partially offset by increased non-weather related usage and customer count. Although cooling degree days were up slightly in 2004 over 2003, the increases occurred in May and June, while the cooling degree days were down in the months of July and August, which are the months when the effect of cooling degree days on usage is greater.
Net Revenues
Electric Operations net revenues were $795.1 million for 2005, an increase of $34.9 million from 2004, primarily as a result of warmer weather that favorably impacted revenues by $26.8 million compared to the 2004 period, and increased non-weather related usage and customer count totaling $24.1 million. Net revenues from environmental trackers also increased $15.3 million, of which $6.4 million is offset in operating expenses. These increases in net revenues were partially offset by net revenue impacts associated with MISO Day 2 costs totaling $15.7 million, $6.6 million reduction in revenue associated with pricing and capacity charges of $5.3 million related to the purchase of power from Whiting Clean Energy.
Electric Operations net revenues were $760.2 million for 2004, an increase of $31.6 million from 2003, primarily as a result of increased revenue from environmental trackers amounting to $14.7 million, of which $1.2 million is offset in expense, increased non-weather related usage and customer count of $17.1 million and the effect of regulatory rate refunds in the comparable 2003 period of $12.4 million. The above increase in net revenues was partially offset by cooler weather compared to the prior year of approximately $6 million.
Operating Income
Operating income for 2005 was $293.3 million, a decrease of $16.2 million from 2004. The decrease was the result of higher operating expenses of $44.7 million, net of $6.4 million in expenses associated with the operation of NOx equipment, which are fully offset in net revenues. The operation and maintenance expenses increase was due mainly to restructuring charges, including a pension and other post retirement benefit charge, and transition costs associated with outsourcing and the IBM service agreement which totaled $8.4 million, increased electric generating expense of $7.2 million and incremental MISO administrative expenses of $3.5 million. The increase in other tax expense was due mainly to the impact of a $25.1 million reduction in estimated property tax accruals recognized in 2004. Depreciation expense also increased approximately $8 million, of which $4.9 million was due to the operation of NOx equipment that is fully offset in revenue.
Operating income for 2004 was $309.5 million, an increase of $42.0 million from 2003. The increase was primarily a result of the above-mentioned increases in revenues and a reduction in other taxes of $27.1 million, partially offset by

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Electric Operations (continued)
higher operation and maintenance expenses of $15.3 million. Other taxes decreased due mainly to a $25.1 million reduction in estimated property tax accruals. Operation and maintenance expenses increased due mainly to incremental MISO administrative expenses of $4.6 million, higher employee and administrative expenses of $3.8 million and higher outside services expense of $1.6 million. In addition, a $3.8 million adjustment to employee insurance reserves in 2003 contributed to the year-over-year increase in operating expenses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Northern Indiana Public Service Company
Other Operations

Year Ended December 31, (in millions)	2005	2004	2003

Net Revenues	$—	$—	$—

Total Operating Expenses	0.2	0.2	—

Operating Income	$(0.2)	$(0.2)	$—

The Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell an undivided percentage ownership interest in these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. Under the agreement, Northern Indiana acts as administrative agent, by performing record keeping and cash collection functions for the accounts receivable sold. Northern Indiana receives a fee, which provides adequate compensation, for such services. Operating Expenses include legal, management, and director fees. NRC commenced operations on December 30, 2003.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Northern Indiana Public Service Company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Columbia	Columbia Energy Group
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
NRC	NIPSCO Receivables Corporation
TPC	EnergyUSA-TPC Corp.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
ARP	Alternative Regulatory Plan
Bcf	Billion cubic feet
Board	Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Dth	Dekatherm
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EITF No. 98-10	Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities”
EPA	United States Environmental Protection Agency
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN 47	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
FTRs	Financial Transmission Rights
GCA	Gas cost adjustment
GCIM	Gas Cost Incentive Mechanism
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
IURC	Indiana Utility Regulatory Commission
Jupiter	Jupiter Aluminum Corporation
LDC	Local distribution companies
LIFO	Last-in, first-out
MGP	Manufactured gas plant
MISO	Midwest Independent System Operator
Mitchell Station	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
MMI	Midwest Market Initiative
MOU	Memorandum of Understanding
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
DEFINED TERMS (continued)

NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OUCC	Indiana Office of Utility Consumer Counselor
PPS	Price Protection Service
PRB	Powder River Basin
QPAI	Qualified production activities income
RCRA	Resource Conservation and Recovery Act
SAB No. 92	Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies”
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”
SFAS No. 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS No. 87	Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”
SFAS No. 101	Statement of Financial Accounting Standards 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71”
SFAS No. 106	Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”
SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Uncertain Tax Positions”
SFAS No. 123	Statement of Financial Accounting Standards No. 123, “Share-Based Payment”
SFAS No. 123R	Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”
SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended
SFAS No. 140	Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities”
SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”
SIP	State Implementation Plan
SO2	Sulfur dioxide
SOP	Statement of Position
SOP 96-1	Statement of Position 96-1, “Environmental Remediation Liabilities”
SOP 98-1	Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Northern Indiana Public Service Company:
We have audited the accompanying consolidated balance sheets of Northern Indiana Public Service Company and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related statements of consolidated income, capitalization, long-term debt, cash flows, and common shareholder’s equity and comprehensive income for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Indiana Public Service Company and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As explained in Note 7 to the consolidated financial statements, effective January 1, 2003, the Company adopted FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” As explained in Note 7 to the consolidated financial statements, effective December 31, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 13, 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
STATEMENTS OF CONSOLIDATED INCOME
Northern Indiana Public Service Company
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions)	2005	2004	2003

Operating Revenues
Gas	$1,159.8	$956.5	$988.1
Gas-affiliated	15.2	4.2	11.0
Electric	1,245.5	1,096.9	1,074.0
Electric-affiliated	2.1	14.3	18.8

Gross Operating Revenues	2,422.6	2,071.9	2,091.9

Cost of Energy
Gas costs	890.2	690.5	713.7
Gas costs-affiliated	3.4	0.3	0.8
Fuel for electric generation	268.1	222.8	218.1
Fuel for electric generation-affiliated	9.1	4.5	6.3
Power purchased	158.6	102.4	84.9
Power purchased-affiliated	16.7	21.3	54.9

Cost of Sales	1,346.1	1,041.8	1,078.7

Total Net Revenues	1,076.5	1,030.1	1,013.2

Operating Expenses
Operation and maintenance	390.9	361.8	332.1
Depreciation and amortization	274.0	264.5	259.6
Gain on sale of assets	(0.8)	(1.6)	—
Other taxes	76.4	59.9	90.5

Total Operating Expenses	740.5	684.6	682.2

Operating Income	336.0	345.5	331.0

Other Income (Deductions)
Interest on long-term debt	(26.0)	(27.6)	(41.8)
Other interest	(1.9)	(3.2)	(1.5)
Other interest-affiliated	(12.2)	(9.1)	(8.8)
Amortization of premium, reacquisition premium, discount and expense on debt, net	(3.6)	(3.7)	(3.9)
Other, net	(5.5)	(4.0)	(0.4)
Loss on early extinguishment of long-term debt	—	(4.1)	—

Total Other Income (Deductions)	(49.2)	(51.7)	(56.4)

Income before Income Taxes	286.8	293.8	274.6
Income Taxes	105.9	116.2	111.8

Net Income	$180.9	$177.6	$162.8

Dividend requirements on preferred stocks	4.2	4.4	4.5

Balance available for common shares	$176.7	$173.2	$158.3

Common dividends declared	$80.0	$—	$122.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
CONSOLIDATED BALANCE SHEETS
Northern Indiana Public Service Company
CONSOLIDATED BALANCE SHEETS

As of December 31, (in millions)	2005	2004

ASSETS
Utility Plant, at original cost
Electric	$4,945.9	$4,839.0
Gas	1,562.5	1,523.4
Common	361.6	366.4

Total Utility Plant	6,870.0	6,728.8

Less — Accumulated provision for depreciation and amortization	3,366.2	3,199.7

Net Utility Plant	3,503.8	3,529.1

Other Property and Investments	2.2	2.3

Current Assets
Cash and cash equivalents	15.3	0.5
Restricted cash	13.7	22.4
Accounts receivable (less reserve of $13.7 and $8.6, respectively)	250.8	195.6
Accounts receivable — affiliated	9.2	3.2
Underrecovered fuel costs	49.3	7.1
Materials and supplies, at average cost	46.6	47.7
Electric production fuel, at average cost	24.9	29.2
Natural gas in storage, at last-in, first-out cost	127.8	106.6
Price risk management assets	18.8	0.2
Regulatory assets	33.2	29.8
Prepayments and other	12.5	38.4

Total Current Assets	602.1	480.7

Other Assets
Regulatory assets	178.0	183.7
Intangible assets	24.9	31.1
Deferred charges and other	8.1	6.9

Total Other Assets	211.0	221.7

Total Assets	$4,319.1	$4,233.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
CONSOLIDATED BALANCE SHEETS (continued)

As of December 31, (in millions, except shares outstanding)	2005	2004

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholder’s equity
Common stock — without par value - 73,282,258 shares outstanding	$859.5	$859.5
Additional paid — in capital	65.9	63.0
Retained earnings	453.6	356.9
Other comprehensive income	(137.6)	(123.2)

Total common shareholder’s equity	1,241.4	1,156.2
Preferred Stocks — Series without mandatory redemption provisions	81.1	81.1
Long-term debt, excluding amounts due within one year	498.0	497.9
Long-term debt-affiliated, excluding amounts due within one year	350.0	—

Total Capitalization	2,170.5	1,735.2

Current Liabilities
Current portion of long-term debt	—	73.3
Short-term borrowings-affiliated	75.8	494.9
Accounts payable	216.5	171.3
Accounts payable-affiliated	20.5	14.7
Dividends declared on preferred stocks	1.0	1.0
Customer deposits	63.0	56.4
Taxes accrued	90.0	55.8
Interest accrued	3.2	6.9
Overrecovered gas costs	23.0	13.0
Accrued employment costs	18.3	23.7
Price risk management liabilities	2.9	13.5
Regulatory liabilities	0.5	—
Accrued liability for postretirement and postemployment benefits	17.6	16.0
Other accruals	66.9	59.2

Total Current Liabilities	599.2	999.7

Other Liabilities and Deferred Credits
Deferred income taxes	379.6	455.8
Deferred investment tax credits	43.3	50.2
Deferred credits	23.8	19.3
Accrued liability for postretirement and pension benefits	287.2	246.6
Preferred stock liabilities with mandatory redemption provisions	—	0.6
Regulatory liabilities and other removal costs	731.2	706.6
Asset retirement obligations	64.2	2.1
Other noncurrent liabilities	20.1	17.7

Total Other	1,549.4	1,498.9

Commitments and Contingencies	—	—

Total Capitalization and Liabilities	$4,319.1	$4,233.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
STATEMENTS OF CONSOLIDATED CAPITALIZATION
Northern Indiana Public Service Company
STATEMENTS OF CONSOLIDATED CAPITALIZATION

As of December 31, (in millions, except shares outstanding and par value)	2005	2004

Common shareholder’s equity
Common stock—without par value—authorized
75,000,000 shares—issued and outstanding
73,282,258 shares	$859.5	$859.5
Additional paid-in-capital	65.9	63.0
Retained earnings	453.6	356.9
Other comprehensive income	(137.6)	(123.2)

Total Common Shareholder’s Equity	1,241.4	1,156.2

Preferred Stocks, which are redeemable solely at option of issuer:
Northern Indiana Public Service Company—
Cumulative preferred stock—$100 par value—
4-1/4% series—209,035 shares outstanding	20.9	20.9
4-1/2% series—79,996 shares outstanding	8.0	8.0
4.22% series—106,198 shares outstanding	10.6	10.6
4.88% series—100,000 shares outstanding	10.0	10.0
7.44% series—41,890 shares outstanding	4.2	4.2
7.50% series—34,842 shares outstanding	3.5	3.5
Premium on preferred stock and other	0.3	0.3
Cumulative preferred stock—no par value—
Adjusted rate 6.00% at December 31, 2005—
Series A (stated value—$50 per share),
473,285 shares outstanding	23.6	23.6

Series without mandatory redemption provisions	81.1	81.1

Long-term debt, excluding amounts due within one year	498.0	497.9
Long-term debt-affiliated, excluding amounts due within one year	350.0	—

Total Capitalization	$2,170.5	$1,735.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT
Northern Indiana Public Service Company
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2005	2004

Pollution Control Bonds—
Series 1988 Bonds—Jasper County—Series A, B and C—3.31% weighted average at December 31, 2004, due November 1, 2016	$130.0	$130.0
Series 1988 Bonds—Jasper County—Series D—3.10% weighted average at December 31, 2004, due November 1, 2007	24.0	24.0
Series 1994 Bonds—Jasper County—Series A—3.40% at December 31, 2004, due August 1, 2010	10.0	10.0
Series 1994 Bonds—Jasper County—Series B—3.40% at December 31, 2004, due June 1, 2013	18.0	18.0
Series 1994 Bonds—Jasper County—Series C—3.35% at December 31, 2004, due April 1, 2019	41.0	41.0
Series 2003 Bonds—Jasper County—3.35% at December 31, 2004, due July 1, 2017	55.0	55.0

Total	278.0	278.0

Medium-Term Notes—
Interest rates between 6.69% and 7.69% with a weighted
average interest rate of 7.30% and various maturities
between July 8, 2007 and August 4, 2027	221.2	221.2

Intercompany Notes—
5.420% due June 26, 2020	137.5	—
5.210% due June 27, 2015	137.5	—
5.985% due September 18, 2025	75.0	—

Total	350.0	—

Unamortized Discount on Long-Term Debt	(1.2)	(1.3)

Total long-term debt, excluding amounts due in one year	$848.0	$497.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
STATEMENTS OF CONSOLIDATED CASH FLOWS
Northern Indiana Public Service Company
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2005	2004	2003

Operating Activities
Net income	$180.9	$177.6	$162.8
Adjustments to reconcile net income to net cash:
Loss on early extinguishment of debt	—	4.1	—
Depreciation and amortization	274.0	264.5	259.6
Net changes in price risk management activities	(0.7)	11.2	(1.1)
Deferred income taxes and investment tax credits	(35.9)	(15.3)	(49.3)
Amortization of unearned compensation	0.2	0.2	0.2
Gain on sale of assets	(0.8)	(1.6)	—
Amortization of discount/premium on debt	3.6	3.7	3.9
Other	(0.6)	(0.8)	(1.4)
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(57.5)	(53.1)	19.9
Inventories	(15.8)	21.1	(105.8)
Accounts payable	42.0	40.2	(23.6)
Customer deposits	6.6	5.3	11.8
Taxes accrued	25.7	(7.3)	33.1
Interest accrued	(3.7)	—	(3.0)
(Under) Overrecovered gas and fuel costs	(32.2)	(21.0)	77.0
Prepayments and other current assets	(0.1)	7.5	(1.5)
Regulatory assets/liabilities	4.7	9.9	6.4
Postretirement and postemployment benefits	20.0	27.0	28.0
Deferred credits	4.4	1.3	(19.1)
Other accruals	2.3	5.5	(1.2)
Deferred charges and other noncurrent assets	(1.3)	(0.3)	(1.7)
Other noncurrent liabilities	(6.9)	(17.6)	(6.4)

Net Cash Flows from Operating Activities	408.9	462.1	388.6

Investing Activities
Capital expenditures	(174.7)	(212.8)	(271.7)
Change in affiliated money pool lendings	(3.6)	(1.9)	—
Proceeds from disposition of assets	1.4	3.6	2.8
Restricted cash	8.7	(19.8)	(2.6)
Other investing activities	—	—	6.2

Net Cash Flows used for Investing Activities	(168.2)	(230.9)	(265.3)

Financing Activities
Issuance of long-term debt	—	—	55.0
Issuance of affiliated long-term debt	350.0	—	—
Retirement of long-term debt	(73.3)	(143.0)	(185.0)
Change in short-term debt	(418.3)	(83.6)	129.5
Dividends paid — common shares	(80.0)	—	(122.4)
Dividends paid — preferred shares	(4.3)	(4.4)	(4.5)

Net Cash Flows used for Financing Activities	(225.9)	(231.0)	(127.4)

Increase (decrease) in cash and cash equivalents	14.8	0.2	(4.1)
Cash and cash equivalents at beginning of year	0.5	0.3	4.4

Cash and cash equivalents at end of period	$15.3	$0.5	$0.3

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	44.5	40.7	56.4
Interest capitalized	0.6	0.8	1.4
Cash paid for income taxes	93.8	119.7	175.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
STATEMENTS OF CONSOLIDATED COMMON SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME
Northern Indiana Public Service Company
STATEMENTS OF CONSOLIDATED COMMON SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock		Additional		Other
	Shares		Paid In	Retained	Comprehensive
(in millions)	Outstanding	Value	Capital	Earnings	Income (Loss)	Total

Balance at January 1, 2003	73.3	$859.5	$33.5	$147.8	$(141.2)	$899.6

Comprehensive Income:
Net income				162.8		162.8
Net unrealized gains on derivatives, net of tax					0.3	0.3
Minimum pension liability, net of tax					19.2	19.2

Comprehensive Income						182.3

Cash dividends:
Common stock				(122.4)		(122.4)
Preferred stock dividend				(4.5)		(4.5)
Tax benefit allocation			16.8			16.8

Balance at December 31, 2003	73.3	$859.5	$50.3	$183.7	$(121.7)	$971.8

Comprehensive Income:
Net income				177.6		177.6
Net unrealized gains on derivatives, net of tax					(6.3)	(6.3)
Minimum pension liability, net of tax					4.8	4.8

Comprehensive Income						176.1

Cash dividends:
Common stock				—		—
Preferred stock dividend				(4.4)		(4.4)
Tax benefit allocation			12.7			12.7

Balance at December 31, 2004	73.3	$859.5	$63.0	$356.9	$(123.2)	$1,156.2

Comprehensive Income:
Net income				180.9		180.9
Net unrealized losses on derivatives, net of tax					2.5	2.5
Minimum pension liability, net of tax					(16.9)	(16.9)

Comprehensive Income						166.5

Cash dividends:
Common stock				(80.0)		(80.0)
Preferred stock dividend				(4.2)		(4.2)
Tax benefit allocation			2.9			2.9

Balance at December 31, 2005	73.3	$859.5	$65.9	$453.6	$(137.6)	$1,241.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements
1. Nature of Operations and Summary of Significant Accounting Policies
A. Holding Company Structure and Principles of Consolidation. Northern Indiana is a subsidiary of NiSource. NiSource is an energy holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.8 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. In connection with the acquisition of Columbia on November 1, 2000, NiSource became a Delaware corporation registered under the Public Utility Holding Company Act of 1935. Effective February 8, 2006, the Public Utility Holding Company Act of 1935 was repealed. NiSource is now a holding company under the Public Utility Holding Company Act of 2005.
The consolidated financial statements include the accounts of Northern Indiana and subsidiaries, after the elimination of all intercompany items. All subsidiaries are wholly-owned by Northern Indiana.
B. Basis of Accounting Presentation. In the Statements of Consolidated Income for the twelve months ended December 31, 2004, the classification of loss on early extinguishment of long-term debt has been reclassified to “Other Income (Deductions).” Northern Indiana previously reported such amounts within operating income. This resulted in a $4.1 million increase in operating income and a corresponding decrease to other income (deduction) for the twelve months ended December 31, 2004. Net Income did not change for this period.
In the Consolidated Balance Sheets for the twelve months ended December 31, 2004, the classification of accrued liability for postretirement and post employment benefits between current and long term liabilities was changed to conform to the current year presentation. This resulted in increases of $7.0 million in Other Liabilities and Deferred Credits and corresponding decreases to Total Current Liabilities for balances as of December 31, 2004.
Certain other amounts in 2004 and 2003 have been reclassified to conform to the current year presentation.
C. Cash, Cash Equivalents, and Restricted Cash. Northern Indiana considers all investments with original maturities of three months or less to be cash equivalents. Northern Indiana reports amounts deposited in brokerage accounts for margin requirements in the restricted cash balance sheet caption. In addition, Northern Indiana has amounts deposited in trust to satisfy requirements for the provision of various property, liability, workers compensation, and long-term disability insurance, which is classified as restricted cash and disclosed as an investing cash flow on the Statement of Consolidated Cash Flows.
D. Accounts Receivable and Unbilled Revenue. Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as Northern Indiana believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending upon seasonality and price volatility. Northern Indiana’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $105.1 million and $65.1 million for the years ended December 31, 2005 and 2004, respectively.
E. Basis of Accounting for Rate-Regulated Operations. Northern Indiana’s rate-regulated operations follow the accounting and reporting requirements of SFAS No. 71. SFAS No. 71 provides that rate-regulated operations account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
In the event that regulation significantly changes the opportunity for Northern Indiana to recover its costs in the future, all or a portion of Northern Indiana’s regulated operations may no longer meet the criteria for the application of SFAS No. 71. In such event, a write-down of all or a portion of Northern Indiana’s existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of SFAS No. 71, Northern Indiana would be required to apply the provisions of SFAS No. 101. In management’s opinion, Northern Indiana will be subject to SFAS No. 71 for the foreseeable future.
Regulatory assets and liabilities were comprised of the following items:

At December 31, (in millions)	2005	2004

Assets
Reacquisition premium on debt (see Note 10)	$21.2	$24.1
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation (see Note 1G)	32.8	37.0
Bailly scrubber carrying charges and deferred depreciation (see Note 1G)	2.4	3.3
Postemployment and other postretirement costs (see Note 6)	39.2	44.8
Regulatory effects of accounting for income taxes (see Note 1R)	75.2	83.6
Underrecovered fuel costs	49.3	7.1
Asset retirement obligations (see Note 7)	18.0	1.6
Environmental costs	22.4	11.7
Other	—	7.4

Total Regulatory Assets	$260.5	$220.6

Liabilities
Overrecovered gas costs	23.0	13.0
Emission allowances	10.9	6.8
Cost of removal (see Note 7)	703.1	699.6
Other	17.7	0.2

Total Regulatory Liabilities	$754.7	$719.6

Regulatory assets of approximately $146.3 million are not presently included in rate base and consequently are not earning a return on investment. These regulatory assets are being recovered as components of cost of service over a remaining life of up to 9 years. Regulatory assets of approximately $21.2 million require specific rate action.
F. Utility Plant and Other Property and Related Depreciation and Maintenance. Property, plant and equipment (principally utility plant) are stated at cost. Northern Indiana records depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties.
For Northern Indiana, AFUDC is capitalized on all classes of property except organization, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service, reducing gross interest expense during the respective construction period. The pre-tax rate for AFUDC was 2.6% in 2005, 2.0% in 2004, and 1.9% in 2003. Short-term borrowings were used to fund construction efforts for all three years presented. The increase in the 2005 AFUDC rate, as compared with 2004, was due to higher short-term interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Electric Operations	3.5%	3.5%	3.6%
Gas Distribution Operations	5.4%	5.4%	5.3%

Northern Indiana follows the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retired unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, net of salvage, is charged to the accumulated provision for depreciation.
G. Carrying Charges and Deferred Depreciation. Upon completion of units 17 and 18 at the R. M. Schahfer Generating Station, Northern Indiana capitalized the carrying charges and deferred depreciation in accordance with orders of the IURC, pending the inclusion of the cost of each unit in rates. Such carrying charges and deferred depreciation are being amortized over the remaining service life of each unit.
Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the IURC. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.
H. Amortization of Software Costs. External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project in accordance with SOP 98-1. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis over a period of five to ten years. Northern Indiana amortized $13.5 million in 2005, $14.1 million in 2004 and $13.1 million in 2003 related to software costs.
I. Intangible Assets. Northern Indiana had $24.9 million of intangible assets recorded at December 31, 2005, which reflected the unrecognized prior service cost associated with the additional minimum liability of the pension plans recognized pursuant to SFAS No. 87.
J. Revenue Recognition. Revenues are recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered.
K. Accounts Receivable Sales Program. Northern Indiana enters into agreements with third parties to sell certain accounts receivable without recourse. These sales are reflected as reductions of accounts receivable in the accompanying Consolidated Balance Sheets and as operating cash flows in the accompanying Statements of Consolidated Cash Flows. The costs of these programs, which are based upon the purchasers’ level of investment and borrowing costs, are charged to other income in the accompanying Statements of Consolidated Income.
L. Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
M. Fuel Adjustment Clause. All metered electric rates contain a provision for adjustment to reflect increases and decreases in the cost of fuel and the fuel cost of purchased power through operation of a fuel adjustment clause. As prescribed by order of the IURC applicable to metered retail rates, the adjustment factor has been calculated based on the estimated cost of fuel and the fuel cost of purchased power in a future three-month period. If two statutory requirements relating to expense and return levels are satisfied, any under-recovery or over-recovery caused by variances between estimated and actual costs in a given three-month period are recorded as adjustments to revenue and will be included in a future filing. Northern Indiana records any under-recovery or over-recovery as a current regulatory asset or liability until

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
such time as it is billed or refunded to its customers. The fuel adjustment factor is subject to a quarterly hearing by the IURC and remains in effect for a three-month period.
N. Gas Cost Adjustment Clause. Northern Indiana adjusts its revenues for differences between amounts collected from customers and actual gas costs and adjusts future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.
O. Natural Gas in Storage. Natural gas in storage is valued using the LIFO inventory methodology. Based on the average cost of gas using the LIFO method in December 2005, the estimated replacement cost of gas in storage at December 31, 2005, exceeded the stated LIFO cost by $254.5 million. Based on the average cost of gas using the LIFO method in December 2004, the estimated replacement cost of gas in storage at December 31, 2004, exceeded the stated LIFO cost by $120.5 million.
P. Affiliated Company Transactions. Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services, a wholly-owned subsidiary of NiSource.
The costs of these services are charged to Northern Indiana based on payroll costs and expenses incurred by NiSource Corporate Services employees for the benefit of Northern Indiana. These costs, which totaled $74.0 million for the year 2005, $57.9 million for the year 2004 and $49.8 million for the year 2003, consist primarily of employee compensation and benefits. These costs are included in “Operation Expense,” on the Statements of Consolidated Income.
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. As part of this agreement, IBM will operate a broad range of business support functions for NiSource, including processes within the Human Resources, Finance and Accounting, Supply Chain (procurement), Customer Contact, Meter-to-Cash (billing and collections) and information Technology areas. The contract has a 10-year term and NiSource has the right to renew it for up to three additional years. NiSource will pay for the services under a combination of fixed and variable charges. The fees paid by NiSource under the agreement may be allocated to Northern Indiana in the manner permitted by the services agreement between Northern Indiana and NiSource Corporate Services.
Northern Indiana had affiliated gas revenues of $15.2 million, $4.2 million and $11.0 million for years 2005, 2004 and 2003, respectively. Also, Northern Indiana had affiliated electric revenues of $2.1 million, $14.3 million and $18.8 million for years 2005, 2004 and 2003, respectively.
Northern Indiana purchased natural gas and transportation services from affiliated companies in the amount of $3.4 million, $0.3 million and $0.8 million, representing 0.4%, zero and 0.1% of Northern Indiana’s total gas costs for years 2005, 2004 and 2003, respectively.
Northern Indiana purchased fuel for electric generation from an affiliated company TPC, in the amount of $9.1 million, $4.5 million and $6.3 million, representing 3.3%, 2.0% and 2.8% of Northern Indiana’s total fuel for electric generation costs for years 2005, 2004 and 2003, respectively.
Northern Indiana purchased power from TPC in the amount of $16.7 million, $21.3 million and $54.9 million, representing 9.5%, 17.2% and 39.3% of Northern Indiana’s total purchased power costs for years 2005, 2004 and 2003, respectively.
The December 31, 2005 and 2004 accounts receivable balance include approximately $9.2 million and $3.2 million, respectively, due from associated companies. Included in this balance are amounts due from the NiSource Money Pool of $5.5 million and $1.9 million, respectively.
As of December 31, 2005, and 2004, Northern Indiana had a long-term debt affiliated balance of $350.0 million and zero, respectively, due to NiSource Finance borrowings.
As of December 31, 2005, Northern Indiana had short-term NiSource Money Pool borrowings of $75.8 million at an interest rate of 4.50%. As of December 31, 2004, Northern Indiana had short-term NiSource Money Pool borrowings of $494.9 million at an interest rate of 2.12%.
Q. Accounting for Risk Management Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as normal under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For the years ended December 31, 2005, 2004 and 2003 the ineffectiveness on Northern Indiana’s hedged instruments was immaterial.
Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, regulatory assets and liabilities or earnings depending on the nature of such derivatives. Northern Indiana utilizes derivatives for cash flow hedges and the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is not expected to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, Northern Indiana generally records gains and losses as regulatory liabilities or assets and recognizes such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered in revenues through rates. When gains and losses are recognized in earnings, they are recognized in cost of sales for derivatives that correspond to commodity risk activities.
R. Income Taxes and Investment Tax Credits. Northern Indiana records income taxes to recognize full interperiod tax allocations. Under the liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Previously recorded investment tax credits of Northern Indiana were deferred and are being amortized over the life of the related properties to conform to regulatory policy.
To the extent certain deferred income taxes of Northern Indiana are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets for income taxes are primarily attributable to property related tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities for income taxes are primarily attributable to Northern Indiana’s obligation to credit to ratepayers deferred income taxes provided at rates higher than the current federal income tax rate currently being credited to ratepayers using the average rate assumption method and unamortized deferred investment tax credits.
Northern Indiana joins in the filing of consolidated federal and state income tax returns with its parent company, NiSource and certain of NiSource’s other affiliated companies. Northern Indiana is party to a tax allocation agreement under which the consolidated tax is allocated among the members of the group in proportion to each member’s relative contribution to the group’s consolidated tax liability. The amount of federal and state taxes payable included in Northern Indiana’s Consolidated Balance Sheet as of December 31, 2005 was $35.3 million. Northern Indiana’s Consolidated Balance Sheet as of December 31, 2004 reflects overpayments of federal and state income taxes of $12.8 million. In addition, the separate company tax benefits associated with NiSource’s tax losses, excluding tax benefits from interest expense on acquisition debt, are allocated to NiSource’s subsidiaries with separate return tax. The amount of tax benefits allocated to Northern Indiana for the 2004 and 2003 tax years were $3.2 million and $12.7 million, respectively. These amounts were recorded in equity in the 2005 and 2004 periods, respectively.
S. Environmental Expenditures. Northern Indiana accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and site-specific costs. The liability is adjusted as further information is discovered or circumstances change. The reserves for estimated environmental expenditures are recorded on the Consolidated Balance Sheets in “Other noncurrent liabilities.” Northern Indiana applies SFAS No. 71 and establishes regulatory assets on the Consolidated Balance Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
In addition, Northern Indiana received approval from the IURC in 2003 to recover costs associated with environmental compliance programs for NOx pollution-reduction equipment at Northern Indiana’s generating stations. Refer to Note 4, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for further information.
T. Excise Taxes. Northern Indiana accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. These types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. Northern Indiana accounts for other taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to “Other taxes” expense.
2. Recent Accounting Pronouncements
FASB Interpretation No. 47 — Accounting for Conditional Asset Retirement Obligations. In March 2005, the FASB issued FIN 47 to clarify the accounting for conditional asset retirement obligations and to provide additional guidance for when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, as used in SFAS No. 143. This interpretation is effective for fiscal years ending after December 15, 2005. Northern Indiana has adopted FIN 47 in the fourth quarter 2005. Refer to Note 7, “Asset Retirement Obligations,” in the Notes to Consolidated Financial Statements for additional information.
SFAS No. 123 (revised 2004) — Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for these transactions. This statement is effective for public entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2005, as directed by the SEC in their April 15, 2005 amendment to Rule 4-01(a) of Regulation S-X. Northern Indiana will adopt this standard on January 1, 2006, using a modified version of the prospective application for NiSource share-based awards issued to employees of Northern Indiana. Under this method, Northern Indiana will begin to amortize compensation costs for the remaining portion of the outstanding awards for which the requisite service has not yet been rendered. Compensation costs for these awards will be based on the fair value of those awards as disclosed on a pro-forma basis under SFAS No. 123. Northern Indiana will account for awards that are granted, modified or settled after December 31, 2005 in accordance with SFAS No. 123R.
Northern Indiana does not anticipate ongoing operating results to be materially impacted by the adoption of SFAS No. 123R. Northern Indiana anticipates that other than the requirement for expensing stock options, the current share-based awards will continue to be accounted for substantially as they are currently. For 2006, NiSource’s Board has determined that it would not provide incumbent executives additional grants of options, restricted or contingent shares.
Accounting for Uncertain Tax Positions. On July 14, 2005, the FASB issued an Exposure Draft, “Accounting for Uncertain Tax Positions,” an interpretation of SFAS No. 109. This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the proposal would require that a tax position meet a “probable recognition threshold” for the benefit of an uncertain tax position to be recognized in the financial statements. The proposal would require recognition in the financial statements of the best estimate of the effects of a tax position only if that position is probable of being sustained on audit by the appropriate taxing authorities, based solely on the technical merits of the position. Northern Indiana is currently reviewing the provisions of the Exposure Draft to determine the impact it may have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements. The release of a final interpretation is scheduled for March or April of 2006, with an effective date of the first fiscal year beginning after December 15, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
3. Restructuring Activities
During the second quarter of 2005, NiSource Corporate Services reached a definitive agreement with IBM under which IBM will provide a broad range of business transformation and outsourcing services to NiSource. The service and outsourcing agreement is for ten years with a transition period to extend through December 31, 2006. In connection with the IBM agreement, a total reduction of approximately 1,000 positions is expected through the transition period. Approximately 570 of the impacted employees are expected to become employees of IBM or its subcontractors. As of December 31, 2005, 679 employees were terminated as a result of the agreement with IBM, of which 546 became employees of IBM. In June 2005, Northern Indiana recorded a restructuring charge of $3.2 million for estimated severance payments expected to be made by NiSource Corporate Services in connection with the IBM agreement. Of the $3.2 million restructuring charge recorded for the second quarter, $1.4 million was recorded by the Gas Distribution Operations segment and $1.8 million was recorded by the Electric Operations segment. Northern Indiana recognized approximately $3.7 million in restructuring charges in the third quarter of 2005 for non-cash pension and postretirement benefit expense related to the severed employees, which is reflected in the liability for postretirement and pension benefits. Of the $3.7 million restructuring charge recorded in the third quarter, $1.7 million was recorded by the Gas Distribution Operations segment and $2.0 million was recorded by the Electric Operations segment. Northern Indiana is allocated costs associated with NiSource Corporate Services employees identified for termination. These restructuring charges are included in “Operation and maintenance” expense on the Statements of Consolidated Income.
In previous years, NiSource implemented restructuring initiatives to streamline its operations and realize efficiencies as a result of the acquisition of Columbia. In 2000, these restructuring initiatives included a severance program, a voluntary early retirement program, and a transition plan to implement operational efficiencies throughout the company. In 2001, NiSource’s restructuring initiatives focused on creating operating efficiencies in the Gas Distribution and the Electric Operations segments and included the closure of the Mitchell Station in Gary, Indiana. During 2002, NiSource implemented a restructuring initiative which resulted in employee terminations throughout the organization mainly affecting executive and other management-level employees. In connection with these earlier restructuring initiatives, a total of approximately 163 management, professional, administrative and technical positions were identified for elimination at Northern Indiana. As of December 31, 2005, approximately 163 employees were terminated, of whom 1 employee was terminated during 2005.
4. Regulatory Matters
Gas Distribution Operations Related Matters
Northern Indiana continues to offer Choice Program opportunities, where customers can choose to purchase gas from a third party supplier, through a regulatory initiative. Through the month of December 2005, approximately 63 thousand of Northern Indiana’s residential and small commercial customers were using an alternate supplier.
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
Northern Indiana's GCA7 annual demand cost recovery filing, covering the period November 1, 2005 through October 31, 2006 was made on August 29, 2005. The IURC approved the rates on an interim basis subject to refund on November 22, 2005. A final order approving this filing is expected in the second quarter of 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
On July 13, 2005, Northern Indiana and other parties filed a joint Stipulation and Settlement Agreement with the IURC resolving all terms of a new gas ARP program. The IURC approved the Settlement on January 31, 2006. The new ARP is effective May 1, 2006 through April 30, 2010. The new ARP continues key products and services including Northern Indiana’s Choice program for customers. The ARP also continues the GCIM and adds a new incentive mechanism that shares savings of reduced transportation costs between the company and customers. Northern Indiana and the settling parties also agreed to a moratorium on base rates with the ability to address certain defined issues during the term of this agreement.
Northern Indiana filed for an energy assistance program “Winter Warmth” in the fourth quarter of 2004, that provided customers $6.2 million for deposits and bill assistance targeted to low income and hardship customers. Northern Indiana contributed $0.7 million, and $5.5 million was collected from ratepayers through a volumetric surcharge. The one-year pilot program, for calendar year 2005, was approved by the IURC in the fourth quarter of 2004.
Northern Indiana filed, on October 3, 2005, to extend the Winter Warmth program to cover calendar year 2006 and expand funding to $7.9 million. The IURC issued an interim order on December 9, 2005 extending the 2005 program through January 31, 2006. On January 31, 2006, the IURC issued a final order approving the expanded program for the period February 1, 2006 through December 31, 2006. The total funding for 2006 will be $7.8 million, based upon the final order. Northern Indiana will contribute $1.0 million of the total funding.
Electric Operations Related Matters
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an order adopting most aspects of the settlement. The order approving the settlement provides that electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year, for a cumulative total of $225 million, for the minimum 49-month period, beginning on July 1, 2002. The order provides a rate moratorium through July 31, 2006. The order also provides that 60% of any future earnings beyond a specified earnings level will be retained by Northern Indiana. The revenue credit is calculated based on electric usage and therefore in times of high usage the credit may be more than the $55.1 million target. Credits amounting to $58.5 million, $56.4 million and $52.0 million were recognized for electric customers for 2005, 2004 and 2003, respectively.
In December 1999, the FERC issued Order 2000, a final rule addressing the formation and operation of Regional Transmission Organizations. The rule was intended to eliminate pricing inequities in the provisioning of wholesale transmission service. Northern Indiana transferred functional control of its electric transmission assets to MISO on October 1, 2003. Transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff, as the Northern Indiana Open Access Transmission Tariff was retired.
The MISO is a nonprofit organization created in compliance with FERC, to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Under “Day 1”, the MISO provides transmission service as described above. Under “Day 2” the MISO dispatches wholesale electricity and transmission service throughout much of the Midwest territory. Its responsibilities include managing the energy markets, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets.
As part of Northern Indiana’s use of the MISO’s transmission service, Day 1, Northern Indiana incurs transmission charges, based upon the FERC-approved tariff, as well as administrative fees, which relate to the MISO’s management and operations of the transmission system. Day 1 transmission charges are recovered through the FAC process. During 2004, an IURC order denied recovery or deferral of Day 1 administrative fees during Northern Indiana’s rate moratorium. Day 2 charges consist of fuel-related and non-fuel-related categories. On June 1, 2005, the IURC issued an order authorizing Northern Indiana to recover fuel-related Day 2 costs. The order denied recovery or deferral of non-fuel Day 2 costs during Northern Indiana’s rate moratorium, which expires July 31, 2006. The June 2005 order was unclear as to the categorization of certain types of MISO charges as to whether they were fuel or non-fuel. These particular charges, which amounted to $8.7 million in 2005, were included as recoverable in Northern Indiana’s FAC-69 filing, but, pending a clarifying order from the IURC, Northern Indiana has provided a reserve for the full amount. In January 2006, the IURC approved Northern Indiana’s FAC-69 filing, but noted that this particular category of charges was approved “subject to refund” and subject to the final order. On February 17, 2006, a settlement agreement was filed in cause 42962 providing for recovery through the FAC process of these charges, subject to an agreed upon standard of

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
reasonableness of the charges. The settling parties are Northern Indiana, Indianapolis Power & Light, Vectren Energy Delivery of Indiana, Inc. and the OUCC. The Day 2 non-fuel category includes $5.4 million in costs recorded as non-recoverable in net revenues. Day 1 and Day 2 administrative fees, which were recorded as non-recoverable operating expenses, totaled $5.1 million for 2005. Northern Indiana is authorized to begin the deferral of all non-fuel and administrative MISO charges incurred after July 31, 2006 for consideration in a future rate proceeding. As part of the established settlements process with market participants, MISO uses “resettlement” statements to make adjustments related to prior operating periods. Amounts related to these adjustments cannot be anticipated or estimated in advance. Northern Indiana records these amounts when billed.
In January 2002, Northern Indiana indefinitely shut down its Mitchell Station. In February 2004, the City of Gary announced an interest in acquiring the land on which the Mitchell Station is located for economic development, including a proposal to increase the length of the runways at the Gary International Airport. On May 7, 2004, the City of Gary filed a petition with the IURC seeking to have the IURC establish a value for the Mitchell Station and establish the terms and conditions under which the City of Gary would acquire the Mitchell Station. On January 18, 2006, the IURC issued a final order dismissing, without prejudice, this cause and the related settlement agreement finding that the agreement entered into between the City of Gary and Northern Indiana lacks essential terms necessary for it to be a valid and enforceable contract under Indiana law. Northern Indiana is evaluating the appropriate course of action for the Mitchell facility in light of the City of Gary’s need for that property and the substantial costs associated with restarting the facility.
On May 25, 2004, Northern Indiana filed a petition for approval of a Purchased Power and Transmission Tracker Mechanism to recover the cost of purchased power to meet Northern Indiana’s retail electric load requirements and charges imposed on Northern Indiana by MISO. A hearing in this matter was held in December, 2004. Northern Indiana will withdraw this petition if the final order from the IURC in cause 42824 approves recovery of intermediate dispatchable power costs incurred in August to December 2005 as described below.
On April 11, 2005, Whiting Clean Energy, TPC and Northern Indiana, each a subsidiary of NiSource, filed their petition (cause 42824) with the IURC for approval of a three-year arrangement pursuant to which Whiting Clean Energy would sell to TPC electric power generated at Whiting Clean Energy’s generating facility in Whiting, Indiana which power would then be sold by TPC to Northern Indiana. On July 1, 2005, the IURC issued an interim order approving the sales of the necessary capacity and energy produced by the Whiting Clean Energy Facility to Northern Indiana through TPC under the Power Sales Tariff on an interim basis until December 31, 2005, or until a subsequent order is issued by the IURC, and authorized Northern Indiana recovery of fuel costs associated with interim purchases made under the Power Sales Tariff as part of its normal FAC proceedings. On July 21, 2005, Intervenor LaPorte County filed a Petition for Reconsideration of the interim order with the IURC. On August 31, 2005, the IURC denied LaPorte County’s Petition for Reconsideration. On September 29, 2005, LaPorte County filed its Notice of Appeal of the IURC’s Order of August 31, 2005 denying its Petition for Reconsideration. Northern Indiana filed supplemental testimony on January 26, 2006 indicating that it no longer is seeking approval of the three-year arrangement. The testimony clarifies that Northern Indiana is seeking affirmation from the IURC that the intermediate dispatchable power purchases made between August 9, 2005 and December 31, 2005 which were made pursuant to the July 1, 2005 interim order were reasonable. The evidentiary hearing and final order are expected in the second quarter of 2006.
Northern Indiana, the OUCC and the Industrial Group, reached a settlement agreement on August 19, 2005 for purposes of partially settling cause 42824 (described above). The OUCC and the Industrial Group agreed to support Northern Indiana’s recovery of intermediate dispatchable power, through its FAC for the period August 9, 2005 through November 30, 2005. Additional settlement provisions include Northern Indiana’s agreement to file an electric base rate case on or before July 1, 2008.
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
Northern Indiana filed FAC-68 on August 15, 2005. This filing included a projected amount of intermediate dispatchable power costs for October to December 2005, consistent with the Interim Order in 42824. The IURC approved this filing

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
on October 26, 2005.
Northern Indiana filed FAC-69 on November 3, 2005. This filing included a reconciliation of actual intermediate dispatchable power purchases for August and September 2005. The filing also included recovery of certain MISO charges that Northern Indiana believes to be fuel related. The order approving the FAC-69 factor was issued January 11, 2006. The intermediate dispatchable power cost recovery is subject to refund based upon the outcome of cause 42824 (described above). The recovery of certain MISO charges, considered by Northern Indiana to be fuel related, is subject to refund based upon the outcome of cause 42962 (described above).
On November 26, 2002, Northern Indiana received approval for an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx State Implementation Plan through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. Under the IURC’s November 26, 2002 order, Northern Indiana is permitted to submit filings on a semi-annual basis for the ECRM and on an annual basis for the EERM. On December 21, 2005, the IURC approved Northern Indiana’s latest compliance plan with the estimate of $306 million. The ECRM revenues amounted to $27.7 million for the twelve months ended December 31, 2005, and $51.7 million from inception to date, while EERM revenues were $7.6 million for 2005 and $8.8 million from inception to date. On February 4, 2005, Northern Indiana filed ECR-5 simultaneously with EER-2 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $235.6 million and depreciation and operating expenses of $10.5 million through December 31, 2004. The IURC approved ECR-5 and EER-2 on March 23, 2005. ECR-6 was filed in August 2005 for capital expenditures (net of accumulated depreciation) of $232.7 million and was approved by the IURC on October 26, 2005, with slight modifications. On February 3, 2006, Northern Indiana filed ECR-7 simultaneously with EER-3 for capital expenditures (net of accumulated depreciation for those components which have been placed in service) of $230.6 million and depreciation and operating expenses of $18.3 million through December 31, 2005.
On April 13, 2005, Northern Indiana received an order from the IURC in a complaint filed by Jupiter. The complaint asserted that Northern Indiana’s service quality was not reasonably adequate. While concluding that Northern Indiana’s service was reasonably adequate, the IURC ruled that Northern Indiana must construct a backup line and pay Jupiter $2.5 million to install special fast switching equipment at the Jupiter plant. Further, Northern Indiana is precluded from recovering the $2.5 million in rates. Northern Indiana and Jupiter both have appealed the IURC’s order in this matter to the Indiana Court of Appeals. These appeals are currently pending. On June 15, 2005, Northern Indiana filed a Motion to Stay with the Indiana Court of Appeals requesting a stay of the portions of the order that require Northern Indiana to pay $2.5 million to Jupiter and install a backup line to serve Jupiter. On July 13, 2005, Northern Indiana’s Motion to Stay the IURC’s April 13, 2005 ruling was denied. Northern Indiana remitted the payment of $2.5 million to Jupiter in July 2005, and is working with Jupiter to incorporate the IURC required backup line and the special fast switching equipment with growth plans recently announced by Jupiter. On December 21, 2005, Jupiter filed with the Indiana Court of Appeals a verified motion for remand asking that the case be moved to the IURC for further proceedings and for a temporary stay of the appeal during the remand. The purpose for the remand would be to permit the IURC to address the sufficiency of the remedy provided for in the order under review. On January 10, 2006, Northern Indiana filed with the Indiana Court of Appeals a response in opposition to the verified motion for remand filed by Jupiter.
5. Risk Management Activities
Northern Indiana uses derivative financial instruments to manage certain risks in its business including commodity price risk. Northern Indiana accounts for its derivatives under SFAS No. 133. Refer to Note 1-Q, “Accounting for Risk Management Activities,” in the Notes to Consolidated Financial Statements for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
Hedging Activities. Many of the risk management programs in use by Northern Indiana qualify for hedge accounting. The cash flow hedge activity affecting other comprehensive income for the years 2005 and 2004 was as follows:

(in millions, net of tax)	2005	2004

Unrealized gains on derivatives qualifying as cash flow hedges at the beginning of the period	$(3.7)	$2.6

Unrealized hedging gains (losses) arising during the period on derivatives qualifying as cash flow hedges	4.5	(2.7)

Reclassification adjustment for net (gains) included in net income	(2.0)	(3.6)

Net unrealized (losses) on derivatives qualifying as cash flow hedges at the end of the period	$(1.2)	$(3.7)

Unrealized gains and losses on Northern Indiana’s hedges were recorded as price risk management assets and liabilities. The accompanying Consolidated Balance Sheets include price risk management assets related to unrealized gains and losses on hedges of $1.6 million and zero at December 31, 2005 and 2004, respectively, of which were included in “Current Assets.” Price risk management liabilities related to unrealized gains and losses on hedges were $2.5 million and $6.1 million at December 31, 2005 and 2004, respectively, all of which were included in “Current Liabilities.”
During 2005 and 2004, a gain of $0.4 million and zero, net-of-taxes respectively, was recognized in earnings due to the change in value of certain derivative instruments primarily representing time value. Additionally, all derivatives classified as a hedge are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as a regulatory asset or liability per SFAS No. 71 as appropriate. During 2005 and 2004, Northern Indiana reclassified no amounts related to its cash flow hedges from other comprehensive income to earnings, due to the probability that certain forecasted transactions would not occur. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in loss recognition of amounts currently classified in other comprehensive income of approximately $1.2 million, net of taxes.
Commodity Price Risk Programs.
Northern Indiana uses NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative hedging programs must be marked to fair value, but because these derivatives are used within the framework of its gas cost recovery mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives. The Consolidated Balance Sheets reflected $15.0 million and $0.2 million of price risk management assets associated with these programs at December 31, 2005 and December 31, 2004, respectively. In addition, the Consolidated Balance Sheets reflected zero and $7.4 million of price risk management liabilities associated with this program at December 31, 2005 and December 31, 2004, respectively.
Northern Indiana offers a PPS as an alternative to the standard gas cost recovery mechanism. This service provides Northern Indiana customers with the opportunity to either lock in their gas cost or place a cap on the total cost that could be charged for any future month specified. In order to hedge the anticipated physical future purchases associated with these obligations, Northern Indiana purchases NYMEX futures and options contracts that correspond to a fixed or capped price in the associated delivery month. The NYMEX futures and options contracts are designated as cash flow hedges. The Consolidated Balance Sheets reflected $2.5 million and $5.3 million of price risk management liabilities associated with this program at December 31, 2005 and December 31, 2004, respectively.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, Northern Indiana purchases fixed priced gas and the option to call on additional volumes that match the anticipated delivery needs of the program and currently uses NYMEX futures and options contracts for these hedge transactions. These derivatives are presently designated as cash flow hedges. The Consolidated Balance Sheets reflected

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
$1.6 million and zero of price risk management assets and zero and $0.8 million of price risk management liabilities at December 31, 2005 and December 31, 2004, respectively, associated with the DependaBill program.
As part of the new MISO Day 2 initiative, Northern Indiana was allocated FTRs. These rights protect the company against congestion losses due to the new MISO Day 2 activity. The FTRs do not qualify for hedge accounting treatment, but since congestion costs are recoverable through the fuel cost recovery mechanism the related gains and losses associated with these transactions are recorded as a regulatory asset or liability, in accordance with SFAS No. 71. The Consolidated Balance Sheets reflected $2.2 million of price risk management assets and $0.4 million of price risk management liabilities at December 31, 2005.
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
6. Pension and Other Postretirement Benefits
NiSource provides defined contribution plans and a noncontributory defined benefit retirement plan that cover employees of Northern Indiana. Benefits under the defined benefit retirement plan reflect the employees’ compensation, years of service and age at retirement. Additionally, Northern Indiana provides health care and life insurance benefits for certain retired employees under NiSource postretirement benefit plan. The majority of employees may become eligible for these benefits if they reach retirement age while working for Northern Indiana. The expected cost of such benefits is accrued during the employees’ years of service. Current rates of rate-regulated companies include postretirement benefit costs on an accrual basis, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts. NiSource uses September 30 as its measurement date for its pension and postretirement benefit plans.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
Pension Plan and Postretirement Plan Asset Mix at September 30, 2005:

	Defined Benefit		Postretirement
(In millions)	Pension Assets	9/30/2005	Welfare Plan Assets	9/30/2005

Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets

Domestic Equities	$552.7	49.4%	$0.5	55.5%
International Equities	195.8	17.5%	0.2	18.8%
Fixed Income	311.1	27.8%	0.2	24.5%
Alternative Investments	58.2	5.2%	—	—
Cash/Other	1.1	0.1%	—	1.2%

Total	$1,118.9	100.0%	$0.9	100.0%

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
NiSource pension fund assets earned a return of 14.7% for the plan year ended September 30, 2005 and 12.8% for the plan year ended September 30, 2004. However, the discount rate used to measure the accumulated benefit obligation has decreased over the past two years, which slightly offset the fair-value increase in the pension assets. In accordance with SFAS No. 87, Northern Indiana adjusted its minimum pension liability at September 30, 2005 and 2004. At September 30, 2005, Northern Indiana increased the pension liability by approximately $23 million due to a reduction in the discount rate from 6.0 % to 5.5% used to determine the pension benefit obligation. Northern Indiana expects pension expense for 2006 to decrease approximately $4.5 million and other postretirement benefits expense to decrease approximately $0.8 million from the amounts recognized in 2005. In addition, Northern Indiana does not expect to make contributions to the pension plan in 2006. However, Northern Indiana expects to contribute $21.7 million to the postretirement medical and life plans in 2006.
During the third quarter of 2005 Northern Indiana recognized a $3.4 million curtailment for pension and other postretirement benefits and a $0.4 million cost for special termination benefits in connection with business processes outsourced under the IBM agreement.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

	Pension Benefits		Other Benefits
(in millions)	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$1,234.8	$1,168.1	$295.8	$263.4
Service cost	18.4	17.1	4.0	3.8
Interest cost	70.6	70.5	16.9	15.9
Plan participants’ contributions	—	—	2.1	1.7
Plan amendments	4.2	12.0	(2.8)	(14.0)
Actuarial loss	103.9	50.0	16.8	45.0
Curtailment	(5.2)	—	(0.5)	—
Special termination benefits	1.8	—	—	—
Benefits paid	(81.2)	(82.9)	(22.4)	(20.0)

Benefit obligation at end of year	$1,347.3	$1,234.8	$309.9	$295.8

Change in plan assets
Fair value of plan assets at beginning of year	$1,051.8	$1,007.2	$0.6	$0.9
Actual return on plan assets	146.7	124.9	(2.4)	(2.1)
Employer contributions	1.6	2.6	23.0	20.1
Plan participants’ contributions	—	—	2.1	1.7
Benefits paid	(81.2)	(82.9)	(22.4)	(20.0)

Fair value of plan assets at end of year	$1,118.9	$1,051.8	$0.9	$0.6

Funded status	$(228.4)	$(183.0)	$(309.0)	$(295.2)
Contributions made after measurement date and before fiscal year end	0.5	0.3	5.5	5.1
Unrecognized actuarial loss	307.1	278.8	45.7	27.4
Unrecognized prior service cost	38.5	46.8	—	—
Unrecognized transition obligation	—	—	48.0	67.9

Net amount recognized at end of year	$117.7	$142.9	$(209.8)	$(194.8)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(174.7)	(125.1)
Intangible asset	38.5	46.8
Accumulated other comprehensive income	253.9	221.2

Net amount recognized at end of year	$117.7	$142.9

Other comprehensive income(loss), pre-tax, attributable to change in additional minimum liability recognition	$32.7	$(6.3)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans. The medical cost trend for 2005 and 2004 was calculated based on a cost trend starting at 9.0% and decreasing over a few years to the 5.0% as listed here.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Weighted-average assumptions as of September 30,
Discount rate assumption	5.5%	6.0%	5.5%	6.0%
Compensation growth rate assumption	4.0%	4.0%	—	—
Medical cost trend assumption	—	—	5.0%	5.0%
Assets earnings rate assumption	9.0%	9.0%	8.8%	8.8%

The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the company’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees.

	Northern Indiana		Total NiSource Plan
		Other		Other
	Pension	Postretirement	Pension	Postretirement
(in millions)	Benefits	Benefits	Benefits	Benefits

Year(s)
2006	$75.8	$17.6	$80.6	$18.5
2007	77.7	18.6	83.0	19.5
2008	80.6	19.7	87.1	20.6
2009	84.4	20.7	92.7	21.7
2010	91.7	21.9	102.3	22.9
2011-2015	503.8	116.8	570.3	122.7

The following table provides the components of the plans’ net periodic benefits cost for each of the three years:

	Pension Benefits			Other Benefits
(in millions)	2005	2004	2003	2005	2004	2003

Net periodic cost
Service cost	$18.4	$17.1	$15.6	$4.0	$3.8	$3.2
Interest cost	70.6	70.5	72.5	16.9	15.9	13.7
Expected return on assets	(91.8)	(87.0)	(77.8)	—	(0.2)	(0.1)
Amortization of transition obligation	—	—	5.5	8.2	10.3	10.3
Amortization of prior service cost	8.3	7.4	6.7	—	—	—
Recognized actuarial (gain) or loss	15.5	15.0	20.3	0.4	—	(5.2)
Curtailment loss	4.3	—	—	8.9	—	—
Special termination benefits	1.8	—	—	—	—	—

Net Periodic Benefits Cost	$27.1	$23.0	$42.8	$38.4	$29.8	$21.9

The expense amounts above are for the total NiSource plan. Northern Indiana recorded pension expense of $13.5 million, $15.8 million and $32.5 million for 2005, 2004 and 2003, respectively. For 2005, 2004 and 2003 Northern Indiana recorded other postretirement expense of $27.7 million, $28.2 million and $20.1 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
($ in millions)	increase	decrease

Effect on service and interest components of net periodic cost	2.1	(1.9)
Effect on accumulated postretirement benefit obligation	27.5	(25.1)

7. Asset Retirement Obligations.
Northern Indiana has accounted for retirement obligations on its assets since January 1, 2003 with the adoption of SFAS No. 143. In the fourth quarter 2005, Northern Indiana adopted the provisions of FIN 47, which broadened the scope of SFAS No. 143 to include contingent asset retirement obligations and it also provided additional guidance for the measurement of the asset retirement liabilities. This accounting standard and the related interpretation requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost, thereby increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset. Northern Indiana defers the difference between the amount recognized for depreciation and accretion and the amount collected in rates as required pursuant to SFAS No. 71 for those amounts it has collected in rates or expects to collect in future rates.
Changes in Northern Indiana’s liability for asset retirement obligations for the years 2005 and 2004 are presented in the table below:

(in millions)	2005	2004

Beginning Balance	$2.1	$2.1
Addition	62.0	—
Settlements	—	(0.1)
Accretion	0.1	0.1

Ending Balance	$64.2	$2.1

Northern Indiana adopted the provisions of FIN 47 on December 31, 2005, and as a result, an additional asset retirement obligation liability of $62.0 million was recognized. Northern Indiana also capitalized $6.5 million in additions to plant assets, net of accumulated amortization, and increased regulatory assets and decreased regulatory liabilities for costs of removal amounting to $16.2 million and $39.3 million, respectively. Northern Indiana believes that the amounts recognized as regulatory assets will be recoverable in future rates. Had Northern Indiana included these asset retirement obligations on its balance sheet prior to adopting FIN 47, the additional reported asset retirement obligation liability would have been approximately $60 million and $56 million at December 31, 2004 and January 1, 2004, respectively.
As a result of adopting FIN 47, Northern Indiana has recognized asset retirement obligations associated with various obligations including costs to remove and dispose of certain construction materials located within many of Northern Indiana’s facilities, certain costs to retire pipeline, removal costs for certain underground storage tanks, removal of certain pipelines known to contain a high level of PCB contamination and closure costs for certain sites including ash ponds, solid waste management units and a landfill, as well as some other nominal asset retirement obligations. Northern Indiana recognizes that there are obligations to incur significant costs to retire wells associated with gas storage operations, however, these assets are land assets with indeterminable lives. Additionally, Northern Indiana has a significant obligation associated with the decommissioning of its two hydro facilities located in Indiana. These facilities are of such a nature, that Northern Indiana does not believe there exists at this time an economically viable solution to decommission these facilities, and therefore have an indeterminate life.
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of Northern Indiana, did not meet the definition of an asset retirement obligation pursuant to SFAS No. 143 and FIN 47. The amount of the other costs of removal reflected as a component of Northern Indiana’s accumulated depreciation and amortization was approximately $742.5 million and $699.6 million at December 31, 2005 and 2004, respectively,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
based on rates for estimated removal costs embedded in composite depreciation rates. Upon the adoption of SFAS No. 143 on January 31, 2003, Northern Indiana reclassified its cost of removal from accumulated depreciation to regulatory liabilities and other removal costs on the Consolidated Balance Sheets.
For the twelve months ended December 31, 2005, Northern Indiana amortized $0.1 million related to the amounts capitalized as additions to plant and accreted the liability by $0.1 million with corresponding amounts recognized as regulatory assets at December 31, 2005. For the twelve months ended December 31, 2004, Northern Indiana amortized $0.1 million related to the amounts capitalized as additions to plant and accreted the liability by $0.1 million with corresponding amounts recognized as regulatory assets at December 31, 2004. The asset retirement obligations liability totaled $64.2 million and $2.1 million at December 31, 2005, and 2004. Northern Indiana anticipates that the depreciation and accretion amounts to be recognized in 2006 associated with its asset retirement obligation assets and liabilities will be $4.1 million and $0.4 million, respectively, and will primarily be recorded as a regulatory asset or liability pursuant to SFAS No. 71.
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
Northern Indiana announced on March 13, 2006 that all outstanding cumulative preferred stock will be redeemed on April 14, 2006. Thirty day’s notice of redemption is being given to the registered holders of those securities. The redemption prices were as follows:

		Redemption
	Series	Price per Share

Northern Indiana Public Service Company:
Cumulative preferred stock — $100 par value -	4-1/4%	$101.20
	4-1/2%	$100.00
	4.22%	$101.60
	4.88%	$102.00
	7.44%	$101.00
	7.50%	$101.00
Cumulative preferred stock — no par value adjustable rate (6.00% at December 31, 2005), Series A (stated value $50 per share)		$50.00

9. Common Stock
All of Northern Indiana’s common shares are owned by NiSource.
So long as any shares of Northern Indiana’s cumulative preferred stock are outstanding, no cash dividends shall be paid or declared on its common stock in excess of 75% of the net income available for the preceding calendar year, unless the aggregate of the capital applicable to stocks subordinate as to assets and dividends to the cumulative preferred stock plus the surplus, after giving effect to such common stock dividends, would equal or exceed 25% of the sum of all obligations evidenced by bonds, notes, debentures or other securities, plus the total capital and surplus. At December 31, 2005, the sum of the capital applicable to stocks subordinate to the cumulative preferred stock plus the surplus was equal to 55% of the total capitalization including surplus.

\

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
10. Long-Term Debt
Following are the outstanding long-term debt maturities at December 31, 2005.

Year Ending December 31, (in millions)

2006	$—
2007	56.0
2008	24.0
2009	1.0
2010	10.0
After	758.2

Total	$849.2

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
11. Short-Term Borrowings — Affiliated
Northern Indiana satisfies its liquidity requirements primarily through internally generated funds and through intercompany borrowings from the NiSource Money Pool. Northern Indiana may borrow a maximum of $1.0 billion through the NiSource Money Pool as approved by the SEC under the Public Utility Holding Company Act of 1935. As of December 31, 2005, Northern Indiana had $75.8 million short-term NiSource Money Pool borrowings outstanding at an interest rate of 4.50%. As of December 31, 2004, Northern Indiana had $494.9 million short-term NiSource Money Pool borrowings outstanding at an interest rate of 2.12%.
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
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
At December 31, (in millions)	2005	2005	2004	2004

Long-term debt (including current portion)	$848.0	$872.2	$571.2	$610.7
Preferred stock (including current portion)	81.1	81.6	82.6	83.1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
Sale of Trade Accounts Receivable. On December 30, 2003, Northern Indiana entered into an agreement to sell, without recourse, all of its trade receivables, as they originate, to NRC, a wholly-owned subsidiary of Northern Indiana. NRC, in turn, is party to an agreement in which it sells an undivided percentage ownership interest in the accounts receivable to a commercial paper conduit. The conduit can purchase up to $200 million of accounts receivable under the agreement. NRC’s agreement with the commercial paper conduit has a scheduled expiration date of December 22, 2006, and can be renewed if mutually agreed to by both parties. As of December 31, 2005, NRC had sold $200 million of accounts receivable. Under the arrangement, Northern Indiana may not sell any new receivables if Northern Indiana’s debt rating falls below BBB- or Baa3 at Standard and Poor’s and Moody’s, respectively.
Northern Indiana’s accounts receivable program qualifies for sale accounting based upon meeting the conditions in SFAS No. 140. In the agreement, all transferred assets have been isolated from the transferor and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Northern Indiana does not retain any interest in the receivables under the agreement.
Under the agreement, Northern Indiana acts as administrative agent, performing record keeping and cash collection functions for the accounts receivable sold by NRC. Northern Indiana receives a fee, which provides adequate compensation, for such services.
13. Other Commitments and Contingencies
A. Capital Expenditures. Northern Indiana expects that approximately $181.7 million will be expended for construction purposes during 2006.
B. Other Legal Proceedings. In the normal course of its business, Northern Indiana has been named as defendant in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material adverse impact on Northern Indiana’s consolidated financial position.
C. Environmental Matters.
General. The operations of Northern Indiana are subject to extensive and evolving federal, state and local environmental laws and regulations intended to protect the public health and the environment. Such environmental laws and regulations affect operations as they relate to impacts on air, water and land.
Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce so-called “greenhouse gases” such as carbon dioxide, a by-product of burning fossil fuels, and methane, a component of natural gas. Northern Indiana engages in efforts to voluntarily report and reduce their greenhouse gas emissions. Northern Indiana is currently a participant in the United States EPA’s Climate Leaders program and will continue to monitor and participate in developments related to efforts to register and potentially regulate greenhouse gas emissions.
Gas Distribution. Northern Indiana is a potentially responsible party at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws, as well as at MGP sites which it, or its corporate predecessors, own or previously owned or operated. Northern Indiana may be required to share in the cost of clean up of such sites. In addition, Northern Indiana has responsibility for corrective action under the RCRA for closure and clean-up costs associated with underground storage tanks, under the Toxic Substances Control Act for clean up of polychlorinated biphenyls, and for mercury releases. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available reserves are adjusted.
A program has been instituted to identify and investigate former MGP sites where Northern Indiana or predecessors are the current or former owner. The program has identified 25 such sites and initial investigations have been conducted at 22 sites. Additional investigation activities have been completed or are in progress at 19 sites and remedial measures have been implemented or completed at 12 sites. This effort includes the sites contained in the January 2004 agreement entered into by the IDEM, Northern Indiana and other Indiana utilities under the Indiana Voluntary Remediation Program. Only those site investigation, characterization and remediation costs currently known and determinable can be considered “probable and reasonably estimable” under SFAS No. 5. As costs become probable and reasonably

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
estimable, reserves will be adjusted. As reserves are recorded, regulatory assets are recorded to the extent environmental expenditures are expected to be recovered through rates. Northern Indiana is unable, at this time, to accurately estimate the time frame and potential costs of the entire program. Management expects that, as characterization is completed, additional remediation work is performed and more facts become available, Northern Indiana will be able to develop a probable and reasonable estimate for the entire program or a major portion thereof consistent with the SEC’s SAB No. 92, SFAS No. 5 and SOP 96-1. As of December 31, 2005, a reserve of approximately $12.9 million has been recorded to cover probable environmental response actions.
Electric Operations.
Air. In December 2001, the EPA approved regulations developed by the State of Indiana to comply with the EPA’s NOx SIP call. The NOx SIP call requires certain states, including Indiana, to reduce NOx levels from several sources, including industrial and utility boilers, to lower regional transport of ozone. Compliance with the NOx limits contained in these rules was required by May 31, 2004. To comply with the rule, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction NOx reduction technology at each of its active generating stations and is currently in compliance with the NOx limits. In implementing the NOx compliance plan, Northern Indiana has expended approximately $251 million as of December 31, 2005. Total capital expenditures are anticipated to be approximately $306 million upon completion of the plan. Actual costs may vary depending on a number of factors including market demand and resource constraints, uncertainty of future equipment and construction costs, and the potential need for additional control technology.
On April 15, 2004, the EPA finalized the 8-hour ozone non-attainment area designations. After designation, the Clean Air Act provides for a process for promulgation of rules specifying a compliance level, compliance deadline, and necessary controls to be implemented within designated areas over the next few years. Resulting state rules could require additional reductions in NOx emissions from coal-fired boilers including Northern Indiana’s electric generating stations. Until the rules are promulgated, the potential impact on Northern Indiana is uncertain. On November 4, 2005 the Indiana governor announced plans to petition EPA in early 2006 to designate Lake and Porter counties attainment for 8-hour ozone based on monitored improvements in local air quality. If approved by the EPA, redesignation would negate the need for new rules for the two counties. Northern Indiana will continue to closely monitor developments in this area.
On June 28 and 29, 2004, the EPA responded to the states’ initial recommendations for the EPA designation of areas meeting and not meeting the NAAQS for fine particles. (Fine particles are those less than or equal to 2.5 micrometers in diameter and are also referred to as PM 2.5) The EPA’s PM 2.5 nonattainment designations were announced on December 17, 2004, and published in the Federal Register on January 5, 2005. The designations became effective on April 5, 2005. Indiana has disputed some of the June 2004, EPA designation recommendations and submitted final 2004 monitoring data on February 17, 2005, for EPA re-evaluation of the disputed areas. On March 7, 2005, the Indiana Attorney General filed a legal action on behalf of the IDEM asking that all but three areas (none of these three areas are in Northern Indiana’s service territory) be removed from the EPA’s nonattainment list. The EPA is expected to finalize by late 2006, an implementation rule detailing state obligations to bring the nonattainment areas into attainment with the PM 2.5 NAAQS. Indiana and other states will be required to finalize state rulemaking by April 2008 that specify emissions reductions consistent with the final EPA implementation rule to bring the designated areas into attainment by as early as April 2010.
On December 20, 2005 EPA announced a proposed revision to the particulate matter NAAQS that would increase the stringency of the current fine particulate (PM 2.5) standard and add a new standard for inhalable coarse particulate (particulate matter between 10 and 2.5 microns in diameter). The proposal would also revoke the current PM10 NAAQS except in areas with a population of 100,000 or more with monitors violating the current standard. In a separate but related action, the EPA proposed to amend its national ambient air quality monitoring requirements, including those for particulate matter that would include a design for a PM10-2.5 monitoring network necessary to establish attainment of the proposed new NAAQS. The EPA must issue final standards by September 27, 2006. Northern Indiana will continue to closely monitor developments in this area that could impact the emission control requirements for coal-fired boilers including Northern Indiana’s electric generating stations.
In late 1999 the EPA initiated a New Source Review enforcement action against several industries including the electric utility industry concerning rule interpretations that have been the subject of recent (prospective) reform regulations. Northern Indiana has received and responded to the EPA information requests on this subject, most recently in June

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
2002. The EPA issued an NOV to Northern Indiana on September 29, 2004, for alleged violations of the Clean Air Act and the SIP. Specifically, the NOV alleges that modifications were made to certain boiler units at the Michigan City, Schahfer, and Bailly Generating Stations between the years of 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana has held meetings with the EPA to discuss the violations alleged in the NOV but is unable, at this time, to predict the timing or likely outcome of this EPA action.
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
The final form of the state rule will determine whether Northern Indiana and other utilities in the state will be able to participate in the EPA’s emission trading programs and impact the level of control required for each unit. During December 2005, Indiana indicated that the expected state rule would largely conform to the final EPA CAIR regulations, which would make the state eligible for a six-month extension of the submittal deadline. Accordingly, Indiana anticipates that an additional six months will be available to finalize the state CAIR rule. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
On March 15, 2005, the EPA issued the CAMR, that will require mercury emissions reductions from electric power generating stations. The rule establishes a two-phased reduction of mercury from Indiana electric utilities by establishing a cap-and-trade program with a state-wide annual cap on emissions. The first phase begins in 2010, a second phase in 2018, designed to achieve about a 70% reduction in utility emissions of mercury. Emission trading programs could be established to assist compliance with these emission caps. In June 2005, Indiana initiated the state process to develop a state rule to implement the EPA’s CAMR. In the June 2005 request for comments, Indiana solicited comments on both the EPA CAMR approach and on an alternative mercury reduction program proposed by the Hoosier Environmental Council. The alternate plan considered a significantly larger emission reduction (up to 90%) requirement and an implementation schedule of 2008 to 2010. The final form of the state rule implementing the CAMR will determine Northern Indiana’s ability to participate in the federal trading program and impact the level of control required for each unit. Northern Indiana will continue to closely monitor developments in this area and cannot accurately estimate the timing or cost of emission controls at this time.
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
Water. The Great Lakes Water Quality Initiative program is expected to add new water quality standards for facilities that discharge into the Great Lakes watershed, including Northern Indiana’s three electric generating stations located on Lake Michigan. The State of Indiana has promulgated its regulations for this water discharge permit program and has received final EPA approval. Northern Indiana expects that IDEM will issue a proposed permit renewal for each of its operating lakeside stations. Pending issuance of these permits, the costs of complying with these requirements cannot be predicted at this time. The water permit renewal for the Michigan City Generating Station was released for public comment on December 22, 2005. Northern Indiana anticipates the permit for the Michigan City Generating Station will be finalized in early 2006. In order to comply with the permit limits included in the draft version of this permit, Northern Indiana anticipates the installation and operation of a wastewater treatment system at the facility within four years of the final permit issuance date. Upon issuance of the permit, engineering studies will be conducted to determine the costs and

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
construction schedule of the wastewater plant needed to comply with the final permit limits.
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
Remediation. Northern Indiana is a potentially responsible party under the CERCLA and similar State laws at two waste disposal sites and shares in the cost of their cleanup with other potentially responsible parties. At one site, the Remedial Investigation and Feasibility Study have been submitted for EPA review. At the second site, Northern Indiana has entered into EPA Administrative Orders on Consent to perform an interim action, in conjunction with the landfill owner/operator, which includes providing a municipal water supply system for approximately 275 homes. Northern Indiana has also agreed to conduct a Remedial Investigation and Feasibility Study in the vicinity of the third party, state-permitted landfill where Northern Indiana contracted for fly ash disposal. In addition, Northern Indiana has corrective action liability under the RCRA for 3 facilities that historically stored hazardous waste.
As of December 31, 2005, a reserve of approximately $3.1 million has been recorded to cover probable environmental response actions. The ultimate liability in connection with these sites cannot be estimated at this time but could be significant.
On March 31, 2005, the EPA and Northern Indiana entered into an Administrative Order on Consent under the authority of Section 3008(h) of the RCRA for the Bailly Station. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility. Northern Indiana must also remediate any release of hazardous constituents that present an unacceptable risk to human health or the environment. A reserve has been established to fund the required investigations and conduct interim measures at the facility. The final costs of clean up have not yet been determined. As site investigations and clean up proceed and as additional information becomes available, reserves are adjusted.
D . Operating Leases. Northern Indiana leases assets in several areas of its operations. Payments made in connection with operating leases were $13.8 million in 2005, $13.3 million in 2004 and $13.3 million in 2003, and are primarily charged to operation and maintenance expense as incurred.
Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are:

(in millions)

2006	$14.3
2007	13.6
2008	12.6
2009	10.7
2010	7.7
After	28.7

Total	$87.6

E. Service Obligations. Northern Indiana has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2006 to 2014, require Northern Indiana to pay fixed monthly charges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on June 15, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period.
The estimated aggregate amounts of minimum fixed payments at December 31, 2005, were:

	Pipeline Service	Pure Air
(in millions)	Agreements	Agreement

2006	$77.5	$15.2
2007	74.5	15.8
2008	63.5	16.3
2009	27.9	16.8
2010	13.8	17.2
After	23.6	26.6

Total service obligations	$280.8	$107.9

14. Income Taxes
The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2005	2004	2003

Income Taxes
Current
Federal	$109.1	$93.0	$122.2
State	32.7	38.0	38.3

Total Current	141.8	131.0	160.5

Deferred
Federal	(26.4)	(3.3)	(36.9)
State	(2.6)	(4.4)	(4.7)

Total Deferred	(29.0)	(7.7)	(41.6)

Deferred Investment Credits	(6.9)	(7.1)	(7.1)

Total Income Taxes	105.9	116.2	111.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
Total income taxes are different from the amount that would be computed by applying the statutory Federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2005		2004		2003

Book income before income taxes	$286.8		$293.8		$274.6
Tax expense at statutory federal income tax rate	100.4	35.0%	102.8	35.0%	96.1	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	19.5	6.8	21.7	7.4	21.8	7.9
Regulatory treatment of depreciation differences	2.4	0.8	4.2	1.4	0.5	0.2
Amortization of deferred investment tax credits	(6.9)	(2.4)	(7.1)	(2.4)	(7.1)	(2.6)
Tax accrual adjustments	(4.8)	(1.7)	—	—	—	—
Section 199 Electric Production Deduction	(2.4)	(0.8)	—	—	—	—
Other, net	(2.3)	(0.8)	(5.4)	(1.8)	0.5	0.2

Total Income Taxes	$105.9	36.9%	$116.2	39.6%	$111.8	40.7%

The effective income tax rates were 36.9%, 39.6%, and 40.7 % in 2005, 2004 and 2003, respectively. Contributing to the reduction in the effective tax rate for 2005 versus 2004 is the impact of the tax benefit associated with the electric production deduction (discussed below), and an adjustment of $4.8 million related to a reduction in deferred income tax requirements.
The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. Northern Indiana electric production activities qualify for this deduction. The deduction is equal to 3% of QPAI for the taxable year, with certain limitations. This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter. The 2005 tax benefit associated with the Section 199 domestic production deduction is estimated to be $2.4 million and will be finalized prior to inclusion in NiSource’s 2005 consolidated federal income tax return to be filed in 2006.
Deferred income taxes resulted from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of Northern Indiana’s net deferred tax liability were as follows:

At December 31, (in millions)	2005	2004

Deferred tax liabilities
Accelerated depreciation and other property differences	$441.7	$478.3
Unrecovered gas and fuel costs	21.3	10.7
Other regulatory assets	77.9	90.6
Reacquisition premium on debt	8.6	7.2

Total Deferred Tax Liabilities	549.5	586.8

Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(36.8)	(37.0)
Pensions and other postretirement/postemployment benefits	(109.4)	(91.9)
Other, net	(20.4)	(28.1)

Total Deferred Tax Assets	(166.6)	(157.0)

Less: Deferred income taxes related to current assets and liabilities	3.3	(26.0)

Non-Current Deferred Tax Liability	$379.6	$455.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)
15. Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss.

Year Ended December 31, (in millions)	2005	2004

Other comprehensive income (loss), before tax:
Unrealized (losses) on cash flow hedges	$(2.0)	$(6.2)
Tax benefit on cash flow hedges	0.8	$2.5
Minimum pension liability adjustment	(229.3)	(200.9)
Tax benefit on minimum pension liability adjustment	92.9	81.4

Total Accumulated Other Comprehensive Loss, net of tax	$(137.6)	$(123.2)

16. Segments of Business
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Northern Indiana’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Indiana. The Electric Operations segment provides electric service in 21 counties in the northern part of Indiana and engages in electric wholesale and transmission transactions. The Other Operations segment includes the results of NRC, a wholly-owned subsidiary of Northern Indiana, whose sole activity is to purchase accounts receivable from Northern Indiana and sell an undivided percentage ownership interest these accounts to a commercial paper conduit, within the limits of the agreement between NRC and the conduit. NRC commenced operations on December 30, 2003.
The following tables provide information about business segments. Northern Indiana uses operating income as its primary measurement for each of the reported segments. Operating income is derived from revenues and expenses directly associated with each segment.

(in millions)	2005	2004	2003

REVENUES
Gas Distribution Operations
Unaffiliated	$1,159.8	$956.5	$988.1
Affiliated	15.2	4.2	11.0

Total	1,175.0	960.7	999.1

Electric Operations
Unaffiliated	1,245.5	1,096.9	1,074.0
Affiliated	2.1	14.3	18.8

Total	1,247.6	1,111.2	1,092.8

Consolidated Revenues	$2,422.6	$2,071.9	$2,091.9

Operating Income (Loss)
Gas Distribution Operations	$42.9	$36.2	$63.5
Electric Operations	293.3	309.5	267.5
Other Operations	(0.2)	(0.2)	—

Consolidated Operating Income	$336.0	$345.5	$331.0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Notes to Consolidated Financial Statements (continued)

(in millions)	2005	2004	2003

Operating Income (Loss)
Gas Distribution Operations	$42.9	$36.2	$63.5
Electric Operations	293.3	309.5	267.5
Other Operations	(0.2)	(0.2)	—

Consolidated	$336.0	$345.5	$331.0

Depreciation and Amortization
Gas Distribution Operations	$88.1	$86.4	$84.5
Electric Operations	185.9	178.1	175.1

Consolidated	$274.0	$264.5	$259.6

Assets
Gas Distribution Operations	$1,191.1	$1,233.5	$1,213.3
Electric Operations	3,128.0	3,000.3	2,994.1

Consolidated	$4,319.1	$4,233.8	$4,207.4

Capital Expenditures
Gas Distribution Operations	$42.5	$48.0	$46.4
Electric Operations	135.6	154.0	225.8

Consolidated	$178.1	$202.0	$272.2

17. Quarterly Financial Data (Unaudited)
Quarterly financial data does not always reveal the trend of Northern Indiana’s business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.

	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter

2005
Operating revenues	$717.9	$432.0	$510.8	$761.9
Cost of sales and operating expenses	604.1	375.6	423.3	683.6

Operating income	113.8	56.4	87.5	78.3
Other income (deductions)	(12.1)	(10.1)	(13.1)	(13.9)
Income taxes	41.4	18.5	29.7	16.3

Net income	60.3	27.8	44.7	48.1

Dividends requirements on preferred stock	1.0	1.1	1.1	1.0

Balance available for common stock	$59.3	$26.7	$43.6	$47.1

2004
Operating revenues	$676.4	$417.9	$394.7	$582.9
Cost of sales and operating expenses	563.8	348.1	323.1	491.4

Operating income	112.6	69.8	71.6	91.5
Other income (deductions)	(15.8)	(11.4)	(11.5)	(13.0)
Income taxes	39.3	23.1	20.7	33.1

Net income	57.5	35.3	39.4	45.4

Dividends requirements on preferred stock	1.1	1.1	1.1	1.1

Balance available for common stock	$56.4	$34.2	$38.3	$44.3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Northern Indiana Public Service Company
Schedule II. Valuation and Qualifying Accounts
Twelve Months Ended December 31, 2005

		Additions		Deductions for
		Charged to	Charged	Purposes for
	Balance	Costs and	to Other	which Reserves	Balance
($ in millions)	Jan. 1, 2005	Expenses	Accounts	were Created	Dec. 31, 2005

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	8.6	14.0	—	8.9	13.7

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	14.2	5.5	—	3.7	16.0
Restructuring reserves	0.5	(0.4)	—	0.1	(0.0)
Accumulated provision for rate refunds	3.9	(2.7)	(0.5)	0.3	0.4
Unpaid medical claims	2.4	0.1	—	—	2.5

Schedule II. Valuation and Qualifying Accounts
Twelve Months Ended December 31, 2004

		Additions		Deductions for
	Charged to	Charged		Purposes for
	Balance	Costs and	to Other	which Reserves	Balance
($ in millions)	Jan. 1, 2004	Expenses	Accounts	were Created	Dec. 31, 2004

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	10.3	8.3	(0.1)	9.9	8.6

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Environmental reserves	15.3	3.5	—	4.6	14.2
Restructuring reserves	1.2	—	—	0.7	0.5
Accumulated provision for rate refunds	9.9	6.3	—	12.3	3.9
Unpaid medical claims	2.9	(0.5)	—	—	2.4
Gas air conditioning development funding reserve	0.2	—	(0.2)	—	—

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
None.
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
Changes in Internal Controls
In June 2005, NiSource Corporate Services and IBM signed a definitive agreement to provide a broad range of business process and support services to NiSource. On July 1, 2005, IBM assumed responsibility for Information Technology, Human Resources and Supply Chain procurement functions across NiSource as well as transition and transformation processes in the Meter to Cash and Customer Contact Centers. Included in the Information Technology transformation process during 2005 and 2006 are major projects in Human Resources, Finance and Accounting, Supply Chain, Gas Management, Operations and Meter to Cash. As of December 31, 2005, 546 employees have transitioned employment to IBM while knowledge transfer of other assumed functions continues. Internal controls related to these various activities have not been changed for the third or fourth quarter 2005, however, in many cases new people are performing those controls or control activities are being performed in a different location. In addition, controls have been added with respect to verifying the accuracy of the invoice received from IBM under the outsourcing agreement.
The MISO Day 2 market became effective on April 1, 2005, which impacted Northern Indiana’s regulated electric generation and purchase power operations. In connection with the implementation of MISO Day 2, Northern Indiana has implemented new processes and modified existing processes to facilitate participation in, and to verify amounts billed by the MISO. As part of it’s internal control assessment, Northern Indiana relies on the SAS-70 report issued relative to the design and effectiveness of the MISO internal controls.
Besides the internal control changes referenced above, there have been no other changes in Northern Indiana’s internal control over financial reporting during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, Northern Indiana’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Northern Indiana Public Service Company
The following is a list of executive officers of Northern Indiana, including their names, ages, years of service with Northern Indiana or affiliate companies and offices held, as of December 31, 2005.
Executive Officers of the Registrant

		Years with
		Northern Indiana
Name	Age	or Affiliate Companies	Office(s) Held in Past 5 Years

Mark T. Maassel	51	28	President of Northern Indiana since October 2003. Vice President, Regulatory and Governmental Policy of NiSource Corporate Services from September 2002 to October 2003. Vice President, Regulatory and Government Policy, Energy Distribution of NiSource Corporate Services from January 2001 to August 2002.

Timothy A. Dehring.	47	23	General Manager of Northern Indiana since January 2004. Director, Construction from August 2002 to December 2003. Vice President, Service Delivery from January 2001 to July 2002.

Jerry L. Godwin	62	11	Senior Vice President, Electric Generation and Transmission at NiSource Corporate Services since April 2005. Vice President, Electric Generation and Transmission and Chief Operating Officer of Northern Indiana from October 2003 to April 2005. Vice President and Chief Operating Officer of Northern Indiana from August 2002 to October 2003. Vice President and General Manager, Electric Supply from July 1996 to August 2002.

Jeffrey W. Grossman	54	5	Vice President of Northern Indiana since January 2001. Vice President and Controller at NiSource since November 2000.

David J. Vajda	50	28	Vice President and Treasurer of Northern Indiana since January 2003. Vice President and Treasurer, NiSource since January 2003. Vice President, Finance, Indiana Energy Group of NiSource Corporate Services from August 2002 to December 2002. Vice President, Finance and Administration, Merchant Energy of NiSource Corporate Services from October 2000 to August 2002.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)
Northern Indiana Public Service Company
Throughout the past five years, each of the executive officers has been continuously active in the business of Northern Indiana or its parent, NiSource.
The following chart gives information about current directors of Northern Indiana.

Name, Age and Principal Occupations for past five years
and Present Directorships held	Has been Director Since

Mark T. Maassel, 51 Director and President of Northern Indiana since October 2003. Vice President, Regulatory and Governmental Policy of NiSource Corporate Services from September 2002 to October 2003. Vice President, Regulatory and Governmental Affairs, Energy Distribution at NiSource Corporate Services from January 2001 to August 2002.	2003

Timothy A. Dehring, 47 General Manager of Northern Indiana since January 2004. Director, Construction from August 2002 to December 2003. Vice President, Service Delivery from January 2001 to July 2002.	2004

ITEM 11. EXECUTIVE COMPENSATION
Northern Indiana Public Service Company
Summary. The following table summarizes all annual and long-term compensation for services provided to Northern Indiana for the years 2005, 2004, and 2003 awarded to, earned by or paid to executive officers of Northern Indiana whose total annual salary and bonus exceeded $100,000 (the “Named Officers”). The following table does not include information relating to the annual and long-term compensation for executive officers who provide service both to Northern Indiana and to NiSource and its subsidiaries.
Summary Compensation Table

		Annual Compensation			Long-Term Compensation
				Other
				Annual		Securities	Long-Term	All Other
				Compen-	Restricted	Under-lying	Incentive	Compen-
Name and Principal		Salary	Bonus	sation	Stock	Options/	Plan Payouts	sation
Position	Year	($)	($)(1)	($)(2)	Award (s)(2)	SARS (#)	($)(3)	($)(4)

Mark T. Maassel	2005	210,000	—	—	—	24,000	59,099	9,647
President	2004	210,000	52,500	—	144,106	9,777	91,859	10,879
	2003	210,000	60,270	6,472	126,900	10,325	—	8,967
Timothy A. Dehring	2005	150,000	—	—	—	6,857	—	6,778
General Manager	2004	150,000	32,900	—	41,186	2,794	—	7,774
	2003	114,205	17,930	—	—	8,000	—	593

(1)	All bonuses are paid pursuant to the NiSource Annual Incentive Plan.

(2)	Represents restricted and contingent stock awarded under the NiSource Time Accelerated Restricted Stock Award Program (“TARSAP”) which began in 2003. The amounts shown are based on the closing sale price of NiSource’s common stock on December 31, 2003, as reported on the New York Stock Exchange Composite Transactions Tape. Vesting of restricted stock under the Long Term Incentive Plan in prior years were performance based and are shown under the Long-Term Incentive Plan Payouts column. See Note 3 below. As of December 31, 2005, the total NiSource shares outstanding under the TARSAP (including those shares held by the Named Officers) was 1,152,169 with an aggregate value of $24,034,245, based on NiSource’s closing market price on such date ($20.86).

(3)	The payouts shown are based on the value, at date of vesting, of restricted shares awarded under NiSource’s Long-Term Incentive Plan which vested during the years shown. Total restricted shares held (assuming 100% vesting) and aggregate market value at December 31, 2005 (based on the closing sale price of the Common Stock on that date as reported on the New York Stock Exchange Composite Transactions Tape) for the Named Officers were as follows: Mr. Maassel, 12,671 shares valued at $264,317, and Mr. Dehring, 1,808 shares valued at $37,715. Dividends on the restricted shares are paid to the Named Officers.

(4)	“All Other Compensation” represents NiSource’s contributions in 2005 to the 401(K) Plan of $7,284 for Mr. Maassel and $6,441 for Mr. Dehring. The amount shown for Mr. Maassel includes $2,362 and for Mr. Dehring $337, paid to the Savings Restoration Plan for NiSource and Affiliates.

ITEM 11. EXECUTIVE COMPENSATION (continued)
Northern Indiana Public Service Company
Option Grants in 2005. The following table sets forth information concerning the grants of options to purchase common stock of NiSource made during 2005 to the Named Officers. No stock appreciation rights were awarded during 2005.
Option/SAR Grants In Last Fiscal Year
Individual Grants

	Number of	Percent of Total
	Securities	Options/SARS
	Under-lying	Granted to	Exercise or	Market Price		Grant Date
	Options/SARS	Employees in	Base Price	on Date of	Expiration	Present Value
Name	Granted (#)(1)	Fiscal Year (2)	($/SH)(3)	Grant	Date	($)(4)

Mark T. Maassel	24,000	0.83	22.620	22.620	1/3/2015	113,280
Timothy A. Dehring	6,857	0.24	22.620	22.620	1/3/2015	32,365

(1)	All options granted in 2005 vested immediately but have a one year hold period before they are exercisable. The exercise price may be paid by delivery of already owned shares of common stock and tax withholding obligation related to exercise may be paid by delivery of already owned shares of common stock or by reducing the number of shares of common stock received on exercise, subject to certain conditions.

(2)	Based on an aggregate of 2,908,378 options granted to all NiSource employees in 2005.

(3)	The options were granted on January 3, 2005 at the average of high and low sale prices of NiSource common stock on December 30, 2004 as reported on the New York Stock Exchange Composite Transactions Tape.

(4)	Grant date present value is determined using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model for the January 3, 2005 grants (expiring January 3, 2015) were as follows: expected volatility — 30% (estimated stock price volatility for the term of the grant); risk-free rate of return — 4.15% (the rate for a ten-year U.S. treasury); discount for risk of forfeiture — 10%; estimated annual dividend — $0.92; expected option term — ten years; and vesting — 100% one year after date of grant. No assumption was made relating to non-transferability. Actual gains, if any, on option exercises and common shares are dependent on the future performance of the common stock and overall market condition. The amounts reflected in this table may not be achieved.
Option Exercises in 2005. The following table sets forth certain information concerning the exercise of options or stock appreciation rights during 2005 by each of the Named Officers and the number and value of unexercised options and stock appreciation rights at December 31, 2005.
Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options/SARS at		Options/SARS at
	Shares Acquired	Value	Fiscal Year-End (#)		Fiscal Year-End ($)(1)
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Mark T. Maassel	10,000	37,219	69,739	24,000	28,578	—
Timothy A. Dehring	19,500	54,746	31,794	6,857	8,800	—

(1)	Represents the difference between the option exercise price and $20.665, the average of high and low sale prices of the common shares on December 31, 2005, as reported on the New York Stock Exchange Composite Transactions Tape.

ITEM 11. EXECUTIVE COMPENSATION (continued)
Northern Indiana Public Service Company
Long-Term Incentive Plan Awards in 2005. The following table sets forth information concerning the shares of NiSource restricted stock and shares of contingent stock awarded pursuant to the Long-Term Incentive Plan during 2005 to each of the Named Officers. No Long-Term Incentive Plan Awards were made in 2005.

	Number	Performance
	of Shares,	or Other
	Units or	Period Until	Estimated Future Payouts Under
	Other	Maturation	Non-Stock Price-Base Plans
Name	Rights (#)	or Payout	Threshold (#)	Target (#)	Maximum(#)
Mark T. Maassel	—	—	—	—	—
Timothy A. Dehring	—	—	—	—	—

Pension Plan and Supplemental Executive Retirement Plan
The following table shows estimated annual benefits, giving effect to NiSource’s Pension Plan and Supplemental Executive Retirement Plan, payable upon retirement to persons in the specified remuneration and years-of-service classifications. The NiSource Supplemental Executive Retirement Plan applies to all of the Named Officers (other than Mr. Dehring) and the other employees who are selected by the NiSource Board to participate in the plan. The estimated annual benefits for Mr. Dehring, therefore, will be less then the amounts shown below.
PENSION PLAN TABLE

	Years of Service
Remuneration	15	20	25	30	35

100,000	28,134	37,512	42,500	51,000	54,000
150,000	50,634	67,512	71,262	76,500	81,000
200,000	73,134	97,512	102,512	107,512	108,000
250,000	95,634	127,512	133,762	140,012	140,012
300,000	118,134	157,512	165,012	172,512	172,512
350,000	140,634	187,512	196,262	205,012	205,012
400,000	163,134	217,512	227,512	237,512	237,512

The credited years of service for each of the Named Officers, pursuant to the Pension Plan and/or Supplemental Executive Retirement Plan, are as follows: Mark Maassel — 28 years; and Timothy Dehring — 23 years.
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

ITEM 11. EXECUTIVE COMPENSATION (continued)
Northern Indiana Public Service Company
The pension plan was amended and restated effective January 1, 2006 to add a new cash balance feature, for exempt employees only. Participants in the plans prior to October 1, 2005 were entitled to elect to remain in the “final average pay feature” or the original cash balance feature, or to begin participating in the new cash balance feature. Participants hired into exempt employee positions on or after October 1, 2005 and prior to January 1, 2006 automatically participated in the original cash balance feature until January 1, 2006, when they automatically began participating in the new cash balance feature. Participants hired into exempt employee positions on or after January 1, 2006 automatically participate in the new cash balance feature. The difference between the original cash balance feature and the new cash balance feature is that the pay credits provided under the new cash balance feature are a lower percentage of compensation. However, participants in the new cash balance feature receive an enhanced matching contribution under the Retirement Savings Plan ($1 matching contribution for each $1 in participant contribution, up to 6% of compensation each pay period, subject to Internal Revenue Code limits). As of January 1, 2011, all participants who are exempt employees will participate in the new cash balance feature.
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
NiSource also has a Supplemental Executive Retirement Plan which applies to those officers and other employees selected by the Board to participate in the plan. Benefits from this plan are to be paid from the general assets of NiSource. The Supplemental Executive Retirement Plan was amended and restated effective January 1, 2005 in order to comply with Section 409A of the Internal Revenue Code.
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
For each officer and employee who first participates in the Supplemental Executive Retirement Plan on and after January 23, 2004, the Supplemental Executive Retirement Plan provides a credit into a notional account as of the last day of each year beginning on or after January 1, 2004 equal to five percent of the officer or employee’s compensation. Interest will be credited to the account until distribution upon termination of employment after five or more years of service with NiSource and its affiliates. In addition, the Officer Nomination and Compensation Committee, subject to approval of the Board of NiSource, may authorize supplemental credits to an officer or employee’s account in such amounts and at such times, and subject to such specific terms and provisions, as authorized by the Committee. Benefits from the Supplemental Executive Retirement Plan are to be paid from the general assets of NiSource.
Effective January 1, 2004, NiSource assumed sponsorship of the Pension Restoration Plan for Columbia Energy Group, renamed the plan the “Pension Restoration Plan for NiSource and Affiliates,” and broadened the plan to include all employees of NiSource and its affiliates whose benefits under the applicable tax-qualified pension plan are limited by sections 415 and 401(a)(17) of the Internal Revenue Code. The Pension Restoration Plan provides for a supplemental retirement benefit equal to the difference between (i) the benefit a participant would have received under the pension plan had such benefit not been limited by section 401(a)(17) of the Internal Revenue Code and reduced by deferrals into NiSource’s Executive Deferred Compensation Plan, minus (ii) the actual benefit received under the pension plan. The Pension Restoration Plan was amended and restated effective January 1, 2005 in order to comply with Section 409A of the Internal Revenue Code. Messrs. Maassel and Dehring became participants in the Pension Restoration Plan effective January 1, 2004.

ITEM 11. EXECUTIVE COMPENSATION (continued)
Northern Indiana Public Service Company
Effective January 1, 2004, NiSource assumed sponsorship of the Savings Restoration Plan for Columbia Group, renamed the plan the “Savings Restoration Plan for NiSource and Affiliates,” and broadened the plan to include all key management employees of NiSource and its affiliates. The revised Savings Restoration Plan provides for a supplemental benefit equal to the difference between (i) the benefit an employee would have received under the NiSource Retirement Savings Plan had such benefit not been limited by sections 415 and 401(a)(17) of the Internal Revenue Code and reduced by his deferrals into NiSource’s Executive Deferred Compensation Plan, minus (ii) the actual benefit he received under the Savings Plan. Messrs. Maassel and Dehring became eligible to participate in the Savings Restoration Plan effective January 1, 2004.
NiSource Change in Control and Termination Agreements
The Board of NiSource has authorized Change in Control and Termination Agreements with Mr. Maassel. NiSource believes that this agreement and related shareholder rights protections are in the best interests of the shareholders, to insure that in the event of extraordinary events, totally independent judgment is enhanced to maximize shareholder value. The agreement can be terminated on three years’ notice and provide for the payment of specified benefits if the executive terminates employment for good reason or is terminated by NiSource for any reason other than good cause within 24 months following certain changes in control. The agreement also provides for payment of these benefits if the executive voluntarily terminates employment during a specified one-month period within 24 months following a change in control. No amounts will be payable under the agreement if the executive’s employment is terminated by NiSource for good cause (as defined in the agreements).
The agreement also provides for the payment of three times the executive’s current annual base salary and target incentive bonus compensation. The executive will also receive a pro rata portion of the executive’s targeted incentive bonus for the year of termination. The executive would also receive benefits from NiSource that would otherwise be earned during the three-year period following the executive’s termination under NiSource’s Supplemental Executive Retirement Plan and qualified retirement plans. All stock options held by the executive would become immediately exercisable upon the date of termination of employment, and the restrictions would lapse on all restricted shares awarded to the executive. NiSource will increase the payment made to the executive as necessary to compensate the executive for any parachute penalty tax imposed on the payment of the amounts under the contracts.
During the three-year period following the executive’s termination, the executive and his or her spouse will continue to be covered by applicable health or welfare plans of NiSource. If the executive dies during the three-year period following the executive’s termination, all amounts payable to the executive will be paid to a named beneficiary.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Northern Indiana Public Service Company
Northern Indiana receives executive, financial, gas supply, sales and marketing, and administrative and general services from an affiliate, NiSource Corporate Services, a wholly-owned subsidiary of NiSource.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table represents the aggregate fees for professional services rendered to Northern Indiana’s corporate parent NiSource by Deloitte & Touche LLP (Deloitte), NiSource’s current independent registered public accounting firm, for the audit of NiSource’s and Northern Indiana’s annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by Deloitte during those periods.

Year Ended December 31, (in thousands)	2005	2004

Audit Fees (1)	$4,710.6	$4,431.6
Audit-Related Fees (2)	460.2	407.5
Tax Fees (3)	76.5	121.3
All Other Fees (4)	—	—

Total accounting fees and services:	$5,247.3	$4,960.4

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
Pre-Approval Policies and Procedures. During fiscal year 2005, the Audit Committee of NiSource approved all audit, audit related and non-audit services provided to NiSource or Northern Indiana by Deloitte prior to management engaging the auditor for those purposes. The Audit Committee’s current practice is to consider for pre-approval annually all audit, audit related and non-audit services proposed to be provided by our independent auditors for the fiscal year. Additional fees for other proposed audit-related or non-audit services which have been properly presented to the Pre-Approval Subcommittee of the Audit Committee (consisting of Ian M. Rolland) by the Vice President and Controller of NiSource (not within the scope of the approved audit engagement) may be considered and, if appropriate, approved by the Pre-Approval Subcommittee of the Audit Committee. In no event, however, will (i) any non-audit related service be presented or approved that would result in the independent registered public accounting firm no longer being considered independent under the applicable SEC rules or (ii) any service be presented or approved by the Pre-Approval Subcommittee the fees for which are estimated to exceed $100,000. In making its recommendation to appoint Deloitte as NiSource and its subsidiaries independent registered public accounting firm, the Audit Committee of NiSource has considered whether the provision of the non-audit services rendered by Deloitte is compatible with maintaining that firm’s independence.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Northern Indiana Public Service Company
Financial Statements and Financial Statement Schedules
All of the financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8.
Exhibits
The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index immediately following the signature page. Each management contract or compensatory plan or arrangement of Northern Indiana, listed on the Exhibit Index, is separately identified by an asterisk.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Northern Indiana Public Service Company

(Registrant)

Date	March 13, 2006	By:	/s/ MARK T. MAASSEL

Mark T. Maassel
President and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK T. MAASSEL Mark T. Maassel	President and Director (Principal Executive Officer)	March 13, 2006
/s/ JEFFREY W. GROSSMAN Jeffrey W. Grossman	Vice President (Principal Financial and Accounting Officer)	March 13, 2006
/s/ TIMOTHY A. DEHRING Timothy A. Dehring	General Manager and Director	March 13, 2006

EXHIBIT INDEX
Northern Indiana Public Service Company

Exhibit
Number	Description of Item
(3.1)	Articles of Incorporation of Northern Indiana as amended through August 3, 2005 (incorporated by reference to Exhibit 3.1 to the Northern Indiana Quarterly Report 10-Q for the period ended June 30, 2005).

(3.2)	By-laws of Northern Indiana as amended through August 3, 2005 (incorporated by reference to Exhibit 3.2 to the Northern Indiana Quarterly Report 10-Q for the period ended June 30, 2005).

(4.1)	Indenture, dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to Northern Indiana Registration Statement (Registration No. 33-44193)).

(4.2)	First Supplemental Indenture, dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Northern Indiana Registration Statement (Registration No. 33-63870)).

(4.3)	Financing Agreement No. 1 dated November 1, 1988 with Jasper County, Indiana regarding $37,000,000 Series 1988A Pollution Control Refunding Revenue Bonds. Identical financing agreements between Registrant and Jasper County provide for the issuance of $47,000,000 Series 1988B, $46,000,000 Series 1988C and $24,000,000 Series 1988D Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 8 to Northern Indiana Current Report on Form 8-K dated March 16, 1989).

(4.4)	Financing Agreement dated August 1, 1994, with Jasper County, Indiana regarding $10,000,000 Series 1994A, $18,000,000 Series 1994B and $41,000,000 Series 1994C Pollution Control Refunding Revenue Bonds (incorporated by reference to Exhibit 4.16 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 1994).

(10.1)	Service Agreement dated January 1, 2001, between NiSource Corporate Services Company and Northern Indiana (incorporated by reference to Exhibit 10.2 to the Northern Indiana Annual Report on Form 10-K for the period ended December 31, 2000).

(10.2)	Receivables Purchase Agreement, dated as of December 30, 2003 among NIPSCO Receivables Corporation, Seller; CAFCO, LLC, Conduit Purchaser; Citibank, N.A., and Danske Bank A/S, Cayman Islands Branch, Bank Purchasers; Citicorp North America, Inc., Agent; and Northern Indiana, Servicer (incorporated by reference to Exhibit 10.3 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 2003).

(10.3)	Receivables Sale Agreement, dated as of December 30, 2003, between Northern Indiana, Seller, and NIPSCO Receivables Corporation, Purchaser (incorporated by reference to Exhibit 10.4 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 2003).

(10.4)	Financing Agreement dated as of December 1, 2003 between Jasper County, Indiana and Northern Indiana (incorporated by reference to Exhibit 10.5 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 2003).

(10.5)	Insurance Agreement, dated as of December 18, 2003, by and between AMBAC Assurance Corporation and Northern Indiana (incorporated by reference to Exhibit 10.6 to the Northern Indiana Annual Report on Form 10-K for the year ended December 31, 2003).

(21)	List of Subsidiaries. *

EXHIBIT INDEX (continued)
Northern Indiana Public Service Company

Exhibit
Number	Description of Item
(31.1)	Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Jeffrey W. Grossman, Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Mark T. Maassel, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Jeffrey W. Grossman, Principal Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

*	Exhibit filed herewith.